Form 10-Q
period 2002-06-30
HEWITT ASSOCIATES INC
filed 2002-08-12
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-31351

HEWITT ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0851756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Half Day Road; Lincolnshire, Illinois 60069; 847-295-5000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A
(Former Name, Former Address & Former Fiscal Year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding Shares at July 31, 2002
Class A Common Stock—$0.01 par value	18,289,716
Class B Common Stock—$0.01 par value	70,819,520

89,109,236

HEWITT ASSOCIATES, INC.

FORM 10-Q
FOR THE PERIOD ENDED
JUNE 30, 2002

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except for share and per share amounts)

	Combined September 30, 2001	Consolidated June 30, 2002
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$60,606	$18,942
Client receivables and unbilled work in process, less allowances of $14,540 in 2001 and $14,257 in 2002	367,798	321,872
Prepaid expenses and other current assets	25,818	35,404
Deferred income taxes, net (Note 3)	—	3,842

Total current assets	454,222	380,060

Non-Current Assets
Property and equipment, net	164,550	245,706
Goodwill, net (Note 7)	8,506	166,924
Intangible assets, net (Note 7)	59,544	161,588
Other assets, net	14,535	16,704

Total non-current assets	247,135	590,922

Total Assets	$701,357	$970,982

LIABILITIES
Current Liabilities
Accounts payable	$25,466	$26,486
Due to related parties (Note 8)	—	25,094
Accrued expenses	87,245	163,365
Advanced billings to clients	59,892	66,886
Current portion of long-term debt	8,228	84,092
Current portion of capital lease obligations	13,885	13,024
Employee deferred compensation and accrued profit sharing	52,189	44,583

Total current liabilities	246,905	423,530

Long-Term Liabilities
Debt, less current portion	157,783	146,301
Capital lease obligations, less current portion	14,663	93,321
Other long-term liabilities	22,635	34,778
Deferred income taxes, net (Note 3)	—	25,553

Total long-term liabilities	195,081	299,953

Total Liabilities	$441,986	$723,483

Commitments and Contingencies (Note 8 and 9)

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except for share and per share amounts)

	Combined September 30, 2001	Consolidated June 30, 2002
		(Unaudited)
REDEEMABLE PREFERRED STOCK, OWNERS’ CAPITAL AND STOCKHOLDERS’ EQUITY
Mandatorily Redeemable Series A Preferred Stock (Note 7)	$—	$204,036
Owners’ Capital (Note 3)
Accumulated earnings and paid-in-capital	260,138	—
Accumulated other comprehensive loss	(767)	—

Total owners’ capital	259,371	—

Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 16,617,216 shares issued and outstanding	—	166
Class B common stock, par value $0.01 per share, 250,000,000 shares authorized, 70,819,520 shares issued and outstanding	—	708
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Restricted stock units, 322,692 units issued and outstanding	—	6,131
Additional paid-in capital	—	367,349
Retained earnings (deficit)	—	(37,195)
Subscription receivable (Note 4)	—	(197,021)
Unearned compensation (Note 4)	—	(109,036)
Accumulated other comprehensive income	—	12,361

Total stockholders’ equity	—	43,463

Total Liabilities, Redeemable Preferred Stock, Owners’ Capital and Stockholders’ Equity	$701,357	$970,982

The accompanying notes to the Combined and Consolidated Financial Statements are an integral part of these statements.

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS (1)
(Unaudited)
(Dollars in thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Revenue before reimbursements (net revenues)	$373,707	$430,083	$1,100,856	$1,242,860
Reimbursements	6,616	8,508	21,089	21,979

Total revenues	380,323	438,591	1,121,945	1,264,839

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	211,880	271,783	629,669	713,059
Initial public offering restricted stock awards	—	1,105	—	1,105
Reimbursable expenses	6,616	8,508	21,089	21,979
Other operating expenses	80,624	86,084	254,421	260,419
Selling, general and administrative expenses	20,666	21,469	74,023	56,262

Total operating expenses	319,786	388,949	979,202	1,052,824

Operating income	60,537	49,642	142,743	212,015
Other expenses, net:
Interest expense	(3,505)	(2,787)	(12,032)	(9,849)
Interest income	668	333	2,350	1,459
Other income (expense), net	1,499	(173)	2,342	(3,116)

	(1,338)	(2,627)	(7,340)	(11,506)

Income before taxes and owner distributions	$59,199		$135,403

Pretax income		47,015		200,509
Provision for income taxes		24,640		24,640

Net income		$22,375		$175,869

Earnings per share (2):
Basic		$(0.51)		$(0.51)
Diluted		$(0.51)		$(0.51)
Weighted average shares (2):
Basic		72,306,187		72,306,187
Diluted		72,306,187		72,306,187

(1)
In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses and the Company became subject to corporate income taxes. Additionally, on June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date of June 5, 2002 through June 30, 2002.

(2)
Earnings per share is calculated based on earnings during the one month period from May 31, 2002, the date on which the Company’s transition to a corporate structure was completed, through June 30, 2002. Similarly, common stock is weighted from May 31, 2002 and not from the beginning of the periods presented.

The accompanying notes to the Combined and Consolidated Financial Statements are an integral part of these statements.

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Income before taxes and owner distributions	$135,403
Net income		$175,869
Adjustments to reconcile income before taxes and owner distributions and net income to net cash provided by operating activities:
Depreciation and amortization	68,294	69,248
Net unrealized gain on securities	3,171	3,653
Initial public offering restricted stock awards (Note 4)	—	1,105
Owner compensation charge (Note 3)	—	17,843
Establishment of owner vacation liability (Note 3)	—	8,300
Deferred income taxes (Note 3)	—	21,711
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	(7,652)	(56,363)
Prepaid expenses and other current assets	(4,867)	(3,271)
Accounts payable	418	(1,330)
Due to related parties	—	25,094
Accrued expenses	40,962	7,261
Advanced billings to clients	1,138	6,862
Employees’ deferred compensation and accrued profit sharing	1,521	(7,659)
Other long-term liabilities	(2,692)	2,959

Net cash provided by operating activities	235,696	271,282
Cash flows from investing activities:
Additions to property and equipment	(43,111)	(52,236)
Cash balances assumed in Bacon & Woodrow acquisition, net of transaction costs	—	(887)
Decrease (increase) in other assets	7,167	(2,507)

Net cash used in investing activities	(35,944)	(55,630)
Cash flows from financing activities:
Capital distributions, net	(107,858)	(263,573)
Short-term borrowings	—	51,634
Repayments of short-term borrowings	(59,000)	(21,765)
Proceeds from long-term debt issuance	25,000	—
Repayments of long-term debt	(10,235)	(6,374)
Repayments of capital lease obligations	(10,368)	(10,991)
Payment of offering costs	—	(4,791)

Net cash used in financing activities	(162,461)	(255,860)
Effect of exchange rate changes on cash and cash equivalents	(534)	(1,456)
Net increase (decrease) in cash and cash equivalents	36,757	(41,664)
Cash and cash equivalents, beginning of period	16,175	60,606

Cash and cash equivalents, end of period	$52,932	$18,942

Supplementary disclosure of cash paid during the period:
Interest paid	$11,162	$8,881
Income taxes paid	$—	$4,266

Schedule of noncash investing and financing activities:
Acquisition: cash paid, net of cash acquired:
Preferred stock issued in connection with acquisition	—	$204,036
Fair value of assets acquired	—	(142,407)
Fair value of liabilities assumed	—	86,982
Goodwill	—	(149,498)

Cash paid, net of cash acquired	—	$887
Real estate and equipment purchased under capital leases	—	$88,944
Software licenses purchased under long-term agreements	—	$14,647
Accounts receivable distributed to Hewitt Holdings	—	$152,500
Conversion of owner capital to common stock	—	$56,449
Accrued offering costs	—	$2,309

The accompanying notes to the Combined and Consolidated Financial Statements are an integral part of these statements.

HEWITT ASSOCIATES, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002
(Unaudited)
(Dollars in thousands except for share and per share amounts)

1. Description of Business:

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide human resources outsourcing and consulting services.

Prior to May 31, 2002, the results of the Company included the combined results of three Illinois limited liability companies: Hewitt Associates LLC and subsidiaries, Hewitt Financial Services LLC and Sageo LLC (collectively, “Hewitt Associates LLC and Affiliates”). Hewitt Associates LLC and Affiliates was under the common control of its parent, Hewitt Holdings LLC (“Hewitt Holdings”).

On May 31, 2002, the Company completed its transition to a corporate structure whereby Hewitt Holdings’ ownership interests in Hewitt Associates LLC and Affiliates were transferred to Hewitt Associates, Inc. (See Note 3).

On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow, a retirement and financial management consulting firm in the United Kingdom. The results of operations for the benefits consulting business of Bacon & Woodrow are included in the Company’s historical results from the acquisition date. (See Note 7).

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $219 million in net cash proceeds after offering expenses. (See Note 4).

2. Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited interim consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002, and for all periods presented. All adjustments made have been of a normal and recurring nature, except as noted. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Registration Statement (No. 333-84198) on Form S-1 as filed with the Securities and Exchange Commission in connection with the Company’s initial public offering. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation and Combination
The consolidated financial statements include the accounts of Hewitt Associates, Inc. and its subsidiary companies. Prior to the transition to a corporate structure on May 31, 2002, the affiliated subsidiaries that now make up Hewitt Associates, Inc., and their results were presented on a combined basis since the entities were not directly owned by the Company but were under common control. The accompanying consolidated and combined financial statements reflect the operations of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Revenue Recognition
Under the Company’s outsourcing contracts, which typically have a three-to five-year term, clients agree to pay a one-time, upfront implementation fee and an ongoing service fee. Clients typically pay for services provided outside the scope of outsourcing contracts on a time-and-materials basis. Revenues related to the ongoing service fee and to services provided outside the scope of outsourcing contracts are recognized as services are provided.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenues from non-refundable, upfront implementation fees using a straight-line method, commencing with the initiation of ongoing services through the term of the contract. Incremental direct costs of implementation are deferred and amortized over the term of the contract on a straight-line basis to match the recognition of the related implementation fees. If a client terminates an outsourcing contract prematurely, both the deferred incremental direct costs of implementation and deferred implementation fees related to that contract are recognized in the period in which the termination occurs.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

The Company’s clients pay for consulting services either on a time-and-materials basis or on a fixed-fee basis. Revenues are recognized under time and material based contracts as services are provided. Under fixed-fee contracts, revenues are recognized on a percentage of completion basis (i.e. based on the services provided during the period as a percentage of the total estimated services to be provided over the entire contract). Losses on consulting contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

Revenues in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

Hewitt records revenue on a gross basis when Hewitt is the primary obligor in the arrangement or when Hewitt has the credit risk in the arrangement. Hewitt records revenue on a net basis when the supplier is the primary obligor in the arrangement or when the supplier has the credit risk. In accordance with Emerging Issue Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

Income Before Taxes and Owner Distributions and Net Income
Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before taxes and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before taxes and owner distributions is not comparable to net income of a corporation because compensation and related expenses for services rendered by owners have not been reflected as expenses and the Company incurred no income tax in its historical results. As such, results prior to May 31, 2002 do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation for all the periods presented. As a result of the transition to a corporate structure on May 31, 2002, owners who work in the business became employees and the Company began to include their compensation in compensation and related expenses and the Company became subject to corporate income taxes.

Income Taxes
On May 31, 2002, the Company became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (SFAS) No.109, Accounting for Income Taxes. Prior to May 31, 2002, the Company was not subject to income taxes because it operated as a limited liability company. Taxes on income earned prior to May 31, 2002, were the responsibility of Hewitt Holdings’ owners.

Earnings Per Share
On May 31, 2002, the Company completed its transition to a corporate structure and began to report earnings per share in accordance with SFAS No.128, Earnings Per Share. For the three and nine months ended June 30, 2002, earnings per share was calculated based on the net loss incurred in the one month period from May 31, 2002 through June 30, 2002. Prior to May 31, 2002, Hewitt was comprised of limited liability companies and did not have outstanding common stock from which to calculate earnings per share nor did the Company’s earnings include owner compensation or income taxes. As such, the Company’s historical income before tax and owner distributions is not comparable to net income of a corporation. Therefore, historical earnings per share have not been presented for periods prior to May 31, 2002, and the combined financial statements do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation as of the dates and for the periods indicated in the combined financial statements.

Stock-Based Compensation
The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. The Company grants non-qualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Since the options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years. Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair value of the awards as of the grant date and are amortized on a straight-line basis as a non-cash compensation expense over the vesting period. The shares are subject to forfeiture and restrictions on sale or transfer for six months to four years from the grant date. For purposes of calculating basic and diluted earnings per share, vested restricted stock and exercised stock options are considered outstanding. Restricted stock vests on a cliff schedule so that restricted stock is not considered outstanding until the stated vesting date for earnings per share calculations. Under the treasury stock method, a portion of unvested restricted stock awards and unexercised stock options with fair values greater than their exercise prices is considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive.

Recent Accounting Changes
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. For acquisitions made prior to July 1, 2001, Hewitt plans to adopt the provisions of SFAS No. 142 as of October 1, 2002. The change is not expected to have a material effect on the Company’s results. The acquisition of the benefits consulting business of Bacon & Woodrow occurred on June 5, 2002, after the provisions of SFAS No. 141 and 142 went into effect. As such, in accordance with SFAS Nos. 141 and 142, goodwill recorded in the acquisition will not be amortized but will be reviewed for impairment periodically or whenever indicators of impairment exist. Other identifiable intangible assets have been recorded as described in Note 7.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model based on the framework established in SFAS No. 121. The Company is required to adopt SFAS No. 144 as of October 1, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company’s future results of operations.

3. Transition to a Corporate Structure

On May 31, 2002, the Company completed its transition to a corporate structure in connection with its planned initial public offering.

Prior to the transition to a corporate structure, the Company consisted of single-member limited liability companies, which were wholly owned by Hewitt Holdings. As such, owners’ capital represented the ownership interests of Hewitt Holdings in the Company. Historically, distributions to and contributions from Hewitt Holdings were based on the capital requirements of the Company and of Hewitt Holdings and were subject to the discretion of the owners of Hewitt Holdings.

On March 1, 2002, Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of Hewitt Holdings. The holders of Class A common stock, Class B common stock and Class C common stock have one vote per share. All shares of Class B common stock and Class C common stock vote together in accordance with a majority of the votes cast by the holders of Class B common stock and Class C common stock, voting together as a group.

In May 2002, Hewitt Associates LLC distributed $152,500 of accounts receivable and $55,000 of cash to Hewitt Holdings to fund a distribution to the owners of accumulated earnings in preparation for Hewitt Associates LLC and Affiliates’ transition to a corporate structure.

On May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc., thereby making Hewitt Associates LLC and Affiliates a wholly-owned subsidiary of the Company. The remaining undistributed owners’ income, through completion of the transition to a corporate structure, was $56,449. The capital in the business was converted and owners of the Company received 70.8 million shares of the Company’s common stock.

In connection with the transition to a corporate structure, the Company incurred a non-recurring compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the issuance of the Class B common stock. The amount of this one-time charge was $17,843. As a result of owners becoming employees of the Company, the owners began to receive compensation and the Company incurred an additional non-recurring compensation expense resulting from the establishment of a vacation liability for these owners in the amount of $8,300. The Company also became subject to income taxes subsequent to its transition to a corporate structure. As a result, the Company incurred a non-recurring income tax expense of $21,711 to initially record deferred tax assets and liabilities under the provisions of SFAS No. 109.

4. Initial Public Offering

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. The Company’s gross proceeds from the offering were $211,850, before the underwriting discount of $14,829 and estimated offering expenses of $7,100. Because the proceeds less the underwriting discount were not received until after the June 30, 2002 balance sheet date, the amount was recorded as a subscription receivable in stockholders’ equity until the funds were received in early July 2002.

In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The option exercise generated gross proceeds of $31,778 before the underwriting discount of $2,225.

Of the net proceeds received in July 2002, $52,000 was used to repay the outstanding balance on the Company’s lines of credit. The remaining $167,474 is intended to be used for future working capital needs and for general corporate purposes.

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the grant date and 37% will be amortized on a straight-line basis as non-cash compensation expense from the grant date to December 31, 2002 and 63% will be amortized on a straight-line basis as non-cash compensation expense over four years following the grant date. For both the three and nine months ended June 30, 2002, compensation expense for the initial public offering restricted stock awards was $1,105 representing four days of amortization between the offering date June 27, 2002, and June 30, 2002. The remaining $109,036 of unearned compensation is recorded within stockholders’ equity and will be amortized as the awards vest.

The Company also granted non-qualified stock options on 4,085,953 shares of Class A common stock on June 27, 2002. The options were granted to employees on a discretionary basis, vest over four years and generally expire in ten years. Since the options had no intrinsic value on the grant date, no compensation expense was recorded on the grant date.

5. Earnings Per Share

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive potential common stock equivalents.

For the three and nine months ended June 30, 2002, earnings per share was calculated based on earnings between May 31, 2002 and June 30, 2002, the period during which the Company operated as a corporation. As such, earnings per share for the three and nine months ended June 30, 2002 are not indicative of earnings per share that would normally be computed for the entire periods presented. During the month of June 2002, the Company also incurred several one-time charges totaling $47,854 (see Note 3) related to the Company’s transition to a corporate structure and $1,105 of compensation expense related to the amortization of the initial public offering restricted stock awards, which resulted in a net loss. As such, the effect of incremental shares of common stock equivalents has not been reflected as an adjustment to diluted EPS as the impact is antidilutive. Additionally, common stock has been weighted from the time of the Company’s transition to a corporate structure on May 31, 2002 and not from the beginning of the periods presented. The computations of basic and diluted EPS on a GAAP basis are presented in the following table.

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Net income as reported for the full periods	$22,375	$175,869
Less net income through May 31, 2002	59,570	213,064

Net loss from June 1, 2002 through June 30, 2002	$(37,195)	$(37,195)

Weighted-average number of common stock for basic	72,306,187	72,306,187

Incremental effect of dilutive common stock equivalents
Redeemable preferred stock	—	—
Unvested restricted stock awards	—	—
Unexercised in-the-money stock options	—	—

Weighted-average number of common stock for diluted	72,306,187	72,306,187

Earnings per share—basic and diluted	$(0.51)	$(0.51)

6. Comprehensive Income

The following table presents the pre-tax, tax and after-tax components of the Company’s other comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Income before owner distributions and taxes	$59,199		$135,403
Net Income		$22,375		$175,869
Other comprehensive income (loss):
Foreign currency translation adjustments	552	12,314	(255)	12,361
Unrealized gain/(loss) on investments	429	—	3,171	—

Total comprehensive income	$60,180	$34,689	$138,319	$188,230

7. Acquisition of Bacon & Woodrow

On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”), a leading retirement and financial management consulting firm in the United Kingdom. The purchase price as finalized on August 2, 2002, totaled $245,910 and was comprised of $219,240 of common stock, $25,783 in assumed net liabilities and $887 of acquisition-related costs. Bacon & Woodrow’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2002.

Pursuant to the purchase agreement, the former partners and employees of Bacon &Woodrow initially received an aggregate of 1,400,000 shares of the Company’s Series A mandatorily redeemable preferred stock which was redeemable for shares of the Company’s common stock.

Effective as of August 2, 2002, the Bacon & Woodrow former partners elected to put their shares of Series A preferred stock in exchange for 9,417,526 shares of common stock. The shares were converted using an average exchange rate of 1.57 U.S. Dollars per British Pound Sterling and an average Hewitt stock price of $23.28, both for the five trading days leading up to and including August 2, 2002. Of the 9,417,526 shares of common stock issued, the former partners of Bacon & Woodrow received 2,906,904 shares of Class B common stock and 5,568,869 shares of Class C common stock, and a trust for the benefit of the non-partner employees of Bacon &Woodrow received 941,753 shares of Class A common stock.

The preliminary allocation of the $245,910 purchase price to acquired net assets resulted in the allocation of $165,025 to goodwill, $65,874 to identifiable intangible assets (primarily customer relationships) with indefinite lives, $15,011 to identifiable intangible assets with estimated five-year lives, $61,521 to identifiable assets, and $87,304 to assumed liabilities. The actual allocation of the purchase price will depend upon the final evaluation of the fair value of the assets and liabilities of the benefits consulting business of Bacon & Woodrow. Consequently, the ultimate allocation of the purchase price could differ from that presented above.

8. Related Party Transactions

In connection with the Company’s transition to a corporate structure on May 31, 2002, approximately $152,500 of undistributed earnings were distributed in the form of uncollected receivables to Hewitt Holdings for distribution to its owners. As such, these receivables are not included in the Consolidated Balance Sheet as of June 30, 2002. Cash collected on the receivables is first received by the Company and then remitted to Hewitt Holdings, however, the Company does not bear any collection risk associated with these receivables. At June 30, 2002, $27,327 of the underlying receivables had been collected by the Company and not yet remitted to Hewitt Holdings. This amount is included within amounts due to related parties on the Consolidated Balance Sheet.

The Company has entered into real estate transactions with Hewitt Holdings and its subsidiaries and substantially all of the activities with Hewitt Holdings involve assets that are leased to the Company. Based on the characteristics of the leases, substantially all of the leases are classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third-party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is an obligation of these related parties and is not an obligation of the Company.

In April 2002, Hewitt Properties VII sold the Norwalk, Connecticut property and the Company entered into a 15-year capital lease with the purchaser to lease the office space. The Company recorded a $65,000 increase to capital lease obligations and property.

In June 2002, the Company entered into a capital lease with The Bayview Trust to lease office space in Newport Beach, California. The Company recorded a $23,944 increase to capital lease obligations and property.

The combined statements of operations include expenses that have been allocated to the Company by Hewitt Holdings on a specific identification basis. Management believes these allocations and charges are reasonable and that such expenses would not have differed materially had the Company operated on a stand-alone basis.

Through September 30, 2007, the Company will provide certain support services to Hewitt Holdings, primarily in the financial, real estate and legal departments, as may be requested by Hewitt Holdings from time to time. Hewitt Holdings will pay the Company a $50 annual fee as compensation for these services. Any additional services requiring considerable extra time and effort from the Company’s personnel will be charged on a time-and-materials basis.

9. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

10. Segment Information

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that is has two reportable segments based on similarities among the operating units including use of technology, nature of services provided, and service delivery methods. The two segments are Outsourcing and Consulting.

Hewitt operates many of the administrative functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the outsourcing and consulting businesses. These shared service functions include general office support and space management, overall corporate management, and financial and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of these administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared costs. Operating income before unallocated shared costs is referred to as “segment income” in the following table.

The table below presents information about the Company’s two reportable segments for the periods presented:

Business Segments	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Outsourcing (1)
Revenues before reimbursements (net revenues)	$230,992	$277,124	$703,739	$828,229
Segment income (2)	37,055	61,382	100,931	201,061

Consulting (3)
Revenues before reimbursements (net revenues)	$142,715	$152,959	$397,117	$414,631
Segment income (2)	54,740	51,921	132,816	134,611

Total Company
Revenues before reimbursements (net revenues)	$373,707	$430,083	$1,100,856	$1,242,860
Reimbursements	6,616	8,508	21,089	21,979

Total revenues	$380,323	$438,591	$1,121,945	$1,264,839

Segment income (2)	$91,795	$113,303	$233,747	$335,672
Charges not recorded at the Segment level (4):
One-time charges	—	26,143	—	26,143
Initial public offering restricted stock awards	—	1,105	—	1,105
Unallocated shared costs (2)	31,258	36,413	91,004	96,409

Operating income (2)	$60,537	$49,642	$142,743	$212,015

(1)
The fiscal year 2001 Outsourcing results include the results of Sageo for the period prior to the decision to transition Sageo clients from Sageo’s website to the TBA web interface and transfer the Sageo employees who were directly involved in supporting clients to Hewitt. In the quarter ended September 30, 2001, stand-alone company expenses were eliminated and Sageo website development spending ceased. Sageo contributed $2,538 and $6,615 of Outsourcing net revenue and reduced segment income by $11,547 and $41,821 for the three and nine months ended June 30, 2001, respectively.

(2)
Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses in arriving at segment income.

(3)
On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002 through June 30, 2002.

(4)
In connection with the Company’s transition to a corporate structure, the following one-time charges were incurred: a) an $8,300 non-recurring compensation expense related to the establishment of a vacation liability for its former owners, and b) a $17,843 non-recurring, non-cash compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who receive less than their proportional share. The Company also incurred a $1,105 compensation expense related to the amortization of the initial public offering restricted stock awards.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in our Combined and Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Please also refer to our Combined Financial Statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement (No. 333-84198) on Form S-1 filed with the Securities and Exchange Commission in connection with our initial public offering for additional information. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See the discussion on “Notes Regarding Forward-Looking Statements.”

We use the terms “Hewitt”, “the Company”, “we”, “us” and “our” in this quarterly report on Form 10-Q to refer to the business of Hewitt Associates, Inc. and its subsidiaries and, with respect to the period prior to Hewitt’s transition to a corporate structure on May 31, 2002, the businesses of Hewitt Associates LLC and its subsidiaries and its then affiliated companies, Hewitt Financial Services LLC and Sageo LLC (“Hewitt Associates LLC and Affiliates”).

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2001”or “fiscal 2001 “means the twelve-month period that ended September 30, 2001. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated and combined financial statements, included elsewhere in this quarterly report on Form 10-Q. Prior period amounts have been reclassified to conform with the current year presentation.

Overview

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries provide human resources outsourcing and consulting services.

In connection with our transition to a corporate structure, which we completed on May 31, 2002, Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings LLC and Hewitt Holdings LLC transferred all of its ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc. In our limited liability company form, our owners were compensated through distributions of income rather than through salaries, benefits and performance-based bonuses, and we did not incur any income tax. Upon our transition to a corporate structure, owners who worked in the business became our employees and we began to include their compensation in our compensation and related expenses, we became subject to corporate income taxes and we began to report net income and earnings per share.

On June 5, 2002, the Company also acquired the benefits consulting business of Bacon & Woodrow, a retirement and financial management consulting firm in the United Kingdom. The results of operations for the benefits consulting business of Bacon & Woodrow are included in our historical results from the date of the acquisition, June 5, 2002.

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $219 million in net cash proceeds after offering expenses.

For a pro forma presentation of what results might have looked like had these events occurred at the beginning of the periods presented, we refer you to the “Pro Forma Results of Operations” section.

Segments

We have two reportable segments:

Outsourcing—We apply our benefits and human resources domain expertise and employ our integrated technology platform and other tools to administer our clients’ benefit programs including health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). We assume and automate the resource-intensive processes required to administer our clients’ benefit programs, and we provide technology-based self-management tools that support decision-making and transactions by our clients ‘employees. With the information and tools that we provide, our clients are able to optimize the return on their benefit investments.

Consulting—We provide actuarial services and a wide array of other consulting services covering the design, implementation and operation of health and welfare, compensation and retirement plans and broader human resources programs.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Sageo

In January 2000, our owners launched a new business, Sageo, with the intention of creating a stand-alone, Internet-based company that would provide a standardized set of health and welfare offerings to companies seeking less complex benefit solutions. Sageo was viewed as an investment opportunity for our owners that was separate from our core business and, therefore, was formed as a separate company. We moved quickly to develop the capabilities to support this business by making significant expenditures, particularly on website development, as the Sageo business model evolved.

By the second half of fiscal 2001, Sageo had achieved reasonable sales success and was continuing to be well-received in the marketplace. At that time, however, our owners determined that it was not cost-effective to operate Sageo as a separate company since its stand-alone costs would likely exceed revenues for an extended period of time and because Sageo’s services had become a logical extension of the Hewitt offering. Our owners concluded that Sageo’s principal service offering, which was a web-based, self-service benefits and administration business using Hewitt’s back-end TBA and ConnectionsTM platform, could be more efficiently managed and grown by fully integrating Sageo into Hewitt and by dramatically reducing Sageo’s cost structure.

In the quarter ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the TBA web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed those Sageo employees who were necessary only when Sageo was a stand-alone operation with a significant independent technology development effort. The functions of the terminated or redeployed employees included management, website development, human resources and sales. Sageo’s clients continue to be served as a fully integrated element of the outsourcing segment. We believe that in order to analyze the historical results of our business, it is important to understand the effect that Sageo as a stand-alone operation (which it was during fiscal 2000 and fiscal 2001) had on our financial results. In fiscal years 2001 and 2000, Sageo’s operating losses were $73 million and $21 million, respectively. In the first nine months of fiscal 2002, during which time Sageo first operated with a significantly reduced cost structure as a part of Hewitt, Sageo contributed $1.5 million (including a $1 million reduction in an accrued liability) to our operating income. The historical results of Sageo, which are included in the results of operations of our outsourcing segment, are as follows:

Sageo Historical Financial Results
(in thousands)
	Three Months Ended							Year Ended		Nine Months Ended
	3/31/00	6/30/00	9/30/00	12/31/00	3/31/01	6/30/01	9/30/01 (1)	9/30/00	9/30/01 (1)	6/30/02 (2)
Revenues, net of reimbursements	$—	$69	$199	$2,021	$2,056	$2,538	$3,727	$268	$10,342	$11,007
Operating expenses (3):
Compensation and related expenses	—	5,983	6,635	6,125	8,705	9,608	9,613	12,618	34,051	6,777
Other operating expenses	104	216	755	2,333	2,804	2,000	1,877	1,075	9,014	2,735
Selling, general and administrative expenses	1,252	1,413	4,538	8,877	5,507	2,477	(2,591)	7,203	14,270	(5)
Non-recurring software charge	—	—	—	—	—	—	26,469	—	26,469	—

Total operating expenses	1,356	7,612	11,928	17,335	17,016	14,085	35,368	20,896	83,804	9,507
Operating income (loss)	(1,356)	(7,543)	(11,729)	(15,314)	(14,960)	(11,547)	(31,641)	(20,628)	(73,462)	1,500
Other expenses, net	—	—	(2,358)	(295)	(331)	(164)	314	(2,358)	(476)	—

Income (loss) before taxes and owner distributions	$(1,356)	$(7,543)	$(14,087)	$(15,609)	$(15,291)	$(11,711)	$(31,327)	$(22,986)	$(73,938)	$1,500

(1)
In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the TBA web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who were necessary only when Sageo was a stand-alone operation with a significant independent technology development effort.

(2)	Sageo operated as part of Hewitt during the nine months ended June 30, 2002. Results include a $1 million reduction in an accrued liability.
(3)	Excludes reimbursable expenses.

Basis of Presentation and Critical Accounting Policies

Revenues

Under our outsourcing contracts, which typically have a three-to five-year term, our clients agree to pay us a one-time, upfront implementation fee and an ongoing service fee. Clients typically pay for services provided outside the scope of our outsourcing contracts on a time-and-materials basis. The implementation fees cover only a portion of the costs we incur to transfer the administration of a client’s plan onto our systems, including costs associated with gathering, converting, inputting and testing the client’s benefits data, tailoring our systems and training our employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans, the number of participants and the scope of the delivery model. There is often an agreement that the ongoing service fee will be adjusted if the number of participants changes materially. As a result, a weakening of general economic conditions or in the financial condition of our clients, resulting in workforce reductions, could have a negative effect on our outsourcing revenues. A substantial portion of our outsourcing contracts are terminable by our clients, generally upon 90 to 180 days notice. Normally, if a client terminates a contract or project, the client remains obligated to pay for services performed (including unreimbursed implementation costs), and for any commitments we have made on behalf of our clients to pay third parties. Each outsourcing contract has different terms based on the scope, deliverables and complexity of the engagement. Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Estimates made are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we recognize revenues from non-refundable, upfront implementation fees using a straight-line method, commencing with the initiation of ongoing services through the term of the contract. Incremental direct costs of implementation are deferred and amortized over the term of the contract on a straight-line basis to match the recognition of the related implementation fees and the remaining costs of implementation are expensed. If a client terminates an outsourcing contract prematurely, both the deferred incremental direct costs of implementation and deferred implementation fees related to that contract are recognized in the period in which the termination occurs. Revenues related to the ongoing service fee and to services provided outside the scope of our outsourcing contracts are recognized as services are provided.

Our clients pay for our consulting services either on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis. We recognize revenues under time-and-materials based contracts as services are provided. Under fixed-fee contracts, we recognize revenues on a percentage of completion basis (i.e., based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract). Losses on consulting contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Each contract has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about recognizing revenue. Estimates of total contract direct and indirect costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income.

Revenues in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

We record revenue on a gross basis when we are the primary obligor in the arrangement or when we have the credit risk in the arrangement. We record revenue on a net basis when the supplier is the primary obligor in the arrangement or when the supplier has the credit risk. In accordance with Emerging Issue Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenue. Similarly, related reimbursable expenses are also shown separately within operating expenses.

For both the nine months ended June 30, 2002 and 2001, revenues from North American operations as a percent of total revenues were 94%. No single client accounted for more than 10% of our total revenues in any period presented.

Compensation and Related Expenses

Our largest operating expense is compensation and related expenses, which includes salaries and wages, annual performance-based bonuses, benefits (global profit sharing, retirement and medical), payroll taxes, temporary staffing services, and training and recruiting. For all historical periods presented prior to June 1, 2002, compensation and related expenses do not include compensation expense related to our owners since these individuals received distributions of income rather than compensation. As a result of our transition to a corporate structure on May 31, 2002, the owners became employees and the Company began to expense their compensation and related expenses.

Other Operating Expenses

Other operating expenses include equipment, occupancy and non-compensation-related direct client service costs. Equipment costs include mainframe, data storage and retrieval, data center operation and benefit center telecommunication expenses, and depreciation and amortization of capitalized computer technology and proprietary software. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the discounted future cash flows of the asset. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict. Occupancy costs primarily include rent and related occupancy expenses for our offices. Non-compensation-related direct client service costs include costs associated with the provision of client services such as printing, duplication, fulfillment and delivery.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of costs associated with promotion and marketing, professional services, advertising and media, corporate travel and other general office expenses such as insurance, postage, office supplies and bad debt expense.

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the amount to what we reasonably believe will be collected. For all other accounts, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress.

We evaluate the carrying value of our intangible assets for impairment whenever indicators of impairment exist. If we determine such indicators are present, we prepare an undiscounted future net cash flow projection for the asset. If the undiscounted future cash flows from the intangible asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the discounted future cash flows of the intangible asset. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

We will adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001 on October 1, 2002 and begin to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The acquisition of the benefits consulting business of Bacon & Woodrow occurred on June 5, 2002, after the provisions of SFAS No. 142 went into effect. As such, in accordance with SFAS Nos. 142, goodwill recorded in the acquisition will not be amortized but will be reviewed for impairment periodically or whenever indicators of impairment exist. The evaluation will be based upon a comparison of the estimated fair value of the practice of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that practice. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the practice. Our estimate of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Other Expenses, Net

Other expenses, net include interest expense, interest income, gains and losses from investments and gains and losses on asset disposals.

Income Before Taxes and Owner Distributions and Net Income

Prior to May 31, 2002, we operated as a group of affiliated limited liability companies and recorded income before taxes and owner distributions in accordance with accounting principles generally accepted in the United States. As a result of our transition to a corporate structure on May 31, 2002, owners who work in the business became our employees and we began to include their compensation in our compensation and related expenses, we became subject to corporate income taxes and we started to report net income and earnings per share. As such, the historical results of operations for the three and nine months ended June 30, 2002, which reflect a corporate basis of presentation, and the three months and nine months ended June 30, 2001, which reflect a partnership basis of presentation, are not directly comparable.

Provision for Income Taxes

Prior to May 31, 2002, taxes related to income earned by the predecessor limited liability company were the responsibility of the individual owners. Therefore, for periods ended on or prior to May 31, 2002, the historical financial statements do not reflect the income taxes that we would have incurred as a corporation. As a result of our transition to a corporate structure on May 31, 2002, we became subject to corporate income taxes and began applying the provisions of the asset and liability method outlined in SFAS No. 109, Accounting for Income Taxes.

Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances dictate.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three and nine-month periods is derived from unaudited Combined and Consolidated Financial Statements which were prepared on the same basis as the annual combined financial statements. In our opinion, information for the three and nine months ended June 30, 2001 and 2002 contains all adjustments, consisting only of normal recurring adjustments, except as noted, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended June 30,		Nine months Ended June 30,
	2001	2002	2001	2002
Revenues:
Revenues before reimbursements (net revenues)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.8	2.0	1.9	1.8

Total revenues	101.8	102.0	101.9	101.8

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	56.7	63.2	57.2	57.4
Initial public offering restricted stock awards	—	0.3	—	0.1
Reimbursable expenses	1.8	2.0	1.9	1.8
Other operating expenses	21.6	20.0	23.1	21.0
Selling, general and administrative expenses	5.5	5.0	6.7	4.4

Total operating expenses	85.6	90.5	88.9	84.7

Operating income (1)	16.2	11.5	13.0	17.1
Other expenses, net	(0.4)	(0.6)	(0.7)	(1.0)

Income before taxes and owner distributions (2)	15.8%		12.3%
Pretax income		10.9		16.1
Provision for income taxes		5.7		1.9

Net income		5.2%		14.2%

(1)
These results include the results of Sageo shown in the table on page 18. Sageo reduced operating income as a percentage of net revenues by 3.1% and 3.8% for the three and nine months ended June 30, 2001, respectively.

(2)
Income before taxes and owner distributions is not comparable to net income of a corporation because, due to our limited liability company form in these periods, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax.

Three Months Ended June 30, 2002 and 2001

Revenues

Total revenues were $439 million in the three months ended June 30, 2002, compared to $380 million in the comparable prior year period, an increase of 15%. Net revenues were $430 million in the three months ended June 30, 2002, compared to $374 million in the comparable prior year period, an increase of 15%. Outsourcing net revenues increased by 20% over the comparable prior year period to $277 million in the three months ended June 30, 2002 as a result of expanding services with our existing clients and adding new clients. Consulting net revenues increased by 7% over the comparable prior year period to $153 million in the three months ended June 30, 2002 primarily due to the addition of revenues from the newly acquired benefits consulting business of Bacon & Woodrow since June 5, 2002, as well as growth in health benefit management and retirement plan consulting offset by a decrease in revenue from discretionary consulting services.

Compensation and Related Expenses

Compensation and related expenses were $272 million in the three months ended June 30, 2002, compared to $212 million in the comparable prior year period. Because the Company operated as a limited liability company through May 31, 2002, compensation and related expenses included owners’ compensation of $16 million for the month ended June 30, 2002. In connection with our transition to a corporate structure, in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. In the prior year quarter, compensation and related expenses included Sageo expenses of $10 million. Exclusive of the non-recurring charges in the current year, Sageo expenses in the prior year, and excluding owner compensation in June 2002, compensation and related expenses as a percentage of net revenues remained unchanged.

Other Operating Expenses

Other operating expenses were $86 million in the three months ended June 30, 2002 compared to $81 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 20% in the three months ended June 30, 2002, from 22% in the comparable prior year period. This decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $5 million increase in other operating expenses primarily reflects increased spending in technology and maintenance expense in outsourcing and shared service areas, offset in part by lower depreciation expenses on computer equipment and lower software maintenance expenses.

Selling, General and Administrative Expenses

SG&A expenses were $21 million in the three months ended June 30, 2002 and 2001. As a percentage of net revenues, SG&A expenses decreased to 5% in the three months ended June 30, 2002, from 6% in the comparable prior year period. Exclusive of Sageo expenses of $2 million in the prior year quarter, SG&A expenses would have been 5% of net revenues for both the three months ended June 30, 2002 and 2001.

Other Expenses, Net

Other expenses, net were $3 million in the three months ended June 30, 2002, compared to $1 million in the comparable prior year period. As a percentage of net revenues, other expenses, net was 1% or less in both periods.

Provision for Income Taxes

The provision for income taxes was $25 million for the three months ended June 30, 2002. Approximately $22 million related to tax liabilities arising both from a mandatory change in the Company’s tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $3 million represents income tax expense arising from earnings between May 31, 2002 and June 30, 2002 while the Company operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, was not tax deductible.

Nine Months Ended June 30, 2002 and 2001

Revenues

Total revenues were $1,265 million in the nine months ended June 30, 2002, compared to $1,122 million in the comparable prior year period, an increase of 13%. Net revenues were $1,243 million in the nine months ended June 30, 2002, compared to $1,101 million in the comparable prior year period, an increase of 13%. Outsourcing net revenues increased by 18% over the comparable prior year period to $828 million in the nine months ended June 30, as a result of expanding services with our existing clients and adding new clients. Consulting net revenues increased by 4% over the comparable prior year period to $415 million in the nine months ended June 30, 2002, reflecting growth in health benefit management and retirement plan consulting as well as the addition of the newly acquired benefits consulting business of Bacon & Woodrow for the one month of June 2002. These increases were partially offset by a decrease in revenue from discretionary consulting services over the prior year.

Compensation and Related Expenses

Compensation and related expenses were $713 million in the nine months ended June 30, 2002, compared to $630 million in the comparable prior year period. Because the Company operated as a limited liability company through May 31, 2002, compensation and related expenses included owners’ compensation of $16 million for the month ended June 30, 2002. In connection with our transition to a corporate structure, in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. In the prior year nine months, compensation and related expense also included Sageo expenses of $24 million. Exclusive of the non-recurring charges in the current year, Sageo expenses in the prior year, and excluding owner compensation in June 2002, compensation and related expenses as a percentage of net revenues decreased to 54% for the nine months ended June 30, 2002 from 55% for the nine months ended June 30, 2001. The decrease was due to increased productivity in outsourcing and in certain consulting service areas as well as reduced overall recruiting and training costs in the current fiscal year.

Other Operating Expenses

Other operating expenses were $260 million in the nine months ended June 30, 2002 compared to $254 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 21% in the nine months ended June 30, 2002, from 23% in the comparable prior year period. The decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $6 million increase in other operating expenses primarily reflects increased spending in technology and maintenance expense in outsourcing and shared service areas, offset in part by lower depreciation expenses on computer equipment and lower software maintenance expenses.

Selling, General and Administrative Expenses

SG&A expenses were $56 million in the nine months ended June 30, 2002, compared to $74 million in the comparable prior year period, a decrease of 24%. As a percentage of net revenues, SG&A expenses decreased to 5% in the nine months ended June 30, 2002, from 7% in the comparable prior year period. Exclusive of Sageo expenses of $17 million in the prior year period, SG&A expenses would have been 5% of net revenues for the nine months ended June 30, 2001.

Other Expenses, Net

Other expenses, net were $12 million in the nine months ended June 30, 2002, compared to $7 million in the comparable prior year period. As a percentage of net revenues, other expenses, net was 1% or less in both periods.

Provision for Income Taxes

The provision for income taxes was $25 million for the nine months ended June 30, 2002. Approximately $22 million related to tax liabilities arising both from a mandatory change in the Company’s tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $3 million represents income tax expense arising from earnings between May 31, 2002 and June 30, 2002 while the Company operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, was not tax deductible.

Segment Results

Hewitt operates many of the administrative functions of its business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared service functions include general office support and space management, overall corporate management, financial and legal. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of these administrative and marketing functions are not allocated to the business segments. Instead, they are included in unallocated shared costs. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results
(in thousands)

Business Segments	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Outsourcing (1)
Revenues before reimbursements (net revenues)	$230,992	$277,124	$703,739	$828,229
Segment income (2)	37,055	61,382	100,931	201,061

Consulting (3)
Revenues before reimbursements (net revenues)	$142,715	$152,959	$397,117	$414,631
Segment income (2)	54,740	51,921	132,816	134,611

Total Company
Revenues before reimbursements (net revenues)	$373,707	$430,083	$1,100,856	$1,242,860
Reimbursements	6,616	8,508	21,089	21,979

Total revenues	$380,323	$438,591	$1,121,945	$1,264,839

Segment income (2)	$91,795	$113,303	$233,747	$335,672
Charges not recorded at the Segment level (4):
One-time charges	—	26,143	—	26,143
Initial public offering restricted stock awards	—	1,105	—	1,105
Unallocated shared costs (2)	31,258	36,413	91,004	96,409

Operating income (2)	$60,537	$49,642	$142,743	$212,015

(1)
The fiscal year 2001 Outsourcing results include the results of Sageo for the period prior to the decision to transition Sageo clients from Sageo’s website to the TBA web interface and transfer the Sageo employees who were directly involved in supporting clients to Hewitt. In the quarter ended September 30, 2001, stand-alone company expenses were eliminated and Sageo website development spending ceased. Sageo contributed $3 and $7 million of Outsourcing net revenues and reduced segment income by $12 and $42 million for the three and nine months ended June 30, 2001, respectively.

(2)
Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation as compensation and related expenses in arriving at segment income.

(3)
On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment’s results from the acquisition date of June 5, 2002 through June 30, 2002.

(4)
In connection with the Company’s transition to a corporate structure, the following one-time charges were incurred: a) an $8 million non-recurring compensation expense related to the establishment of a vacation liability for its former owners, and b) an $18 million non-recurring, non-cash compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who receive less than their proportional share. The Company also incurred a $1,105 compensation expense related to the amortization of the initial public offering restricted stock awards.

Outsourcing

Three Months Ended June 30, 2002 and 2001

Outsourcing net revenues were $277 million in the three months ended June 30, 2002, compared to $231 million in the comparable prior year period, an increase of 20%. We grew revenues by expanding existing client relationships and by adding new clients.

Outsourcing segment income as a percentage of outsourcing net revenues was 22% in the three months ended June 30, 2002, compared to 16% in the comparable prior year period. In connection with our transition to a corporate structure, in June 2002, we recognized compensation expense related to owners who became employees on May 31, 2002, which significantly increased compensation in the current year while there was no owner compensation in the comparable prior year period. Also, in the prior year quarter, Sageo’s operating losses were $12 million. Exclusive of Sageo’s operating loss in the prior year and excluding owner compensation in June 2002, segment income as a percentage of outsourcing net revenues was 23% and 21% for the three months ended June 30, 2002 and 2001, respectively. The increase in margin in the three months ended June 30, 2002 relates to improved efficiencies in providing ongoing service to current clients and in new client implementation processes.

Nine Months Ended June 30, 2002 and 2001

Outsourcing net revenues were $828 million in the nine months ended June 30, 2002, compared to $704 million in the comparable prior year period, an increase of 18%. We grew revenues by expanding existing client relationships and by adding new clients.

Outsourcing segment income as a percentage of outsourcing net revenues was 24% in the nine months ended June 30, 2002, compared to 14% in the comparable prior year period. In connection with our transition to a corporate structure, in June 2002, we recognized compensation expense related to owners who became employees on May 31, 2002, which significantly increased compensation in the current year while there was no owner compensation in the comparable prior year period. Also, in the prior year quarter, Sageo’s operating losses were $43 million. Exclusive of Sageo’s operating loss in the prior year and excluding owner compensation in June 2002, segment income as a percentage of outsourcing net revenues was 25% and 21% for the nine months ended June 30, 2002 and 2001, respectively. The increase in margin in the nine months ended June 30, 2002 relates to improved efficiencies in providing ongoing service to current clients and in new client implementation processes.

Consulting

Three Months Ended June 30, 2002 and 2001

Consulting net revenues were $153 million in the three months ended June 30, 2002, compared to $143 million in the comparable prior year period, an increase of 7%. This increase primarily reflects the addition of revenues from the newly acquired benefits consulting business of Bacon & Woodrow since June 5, 2002, as well as growth in health benefit management and retirement plan consulting offset by a decrease in revenue from discretionary consulting services.

Consulting segment income as a percentage of consulting net revenues was 34% in the three months ended June 30, 2002 compared to 38% for the comparable prior year period. In connection with our transition to a corporate structure, in June 2002, we recognized compensation expense related to owners who became employees on May 31, 2002, which significantly increased compensation in the current year while there was no owner compensation in the comparable prior year period. Exclusive of owner compensation in June 2002, segment income as a percentage of consulting net revenues was 39% for the three months ended June 30, 2002. This increase in adjusted margin for the three months ended June 30, 2002, stemmed from higher margins on health benefit management services, as a result of increased revenue, and from improved margins on our our more discretionary consulting services due to steps taken earlier in the year to reduce costs and tighten controls over variable expenses.

Nine Months Ended June 30, 2002 and 2001

Consulting net revenues were $415 million in the nine months ended June 30, 2002, compared to $397 million in the comparable prior year period, an increase of 4%. This increase reflects continued growth in health benefit management and retirement plan consulting as well as the addition of the newly acquired benefits consulting business of Bacon & Woodrow for the one month of June 2002. These increases were partially offset by a decrease in revenue from discretionary consulting services over the prior year.

Consulting segment income as a percentage of consulting net revenues was 33% in the nine months ended June 30, 2002 compared to 33% for the comparable prior year period. In connection with our transition to a corporate structure, in June 2002, we recognized compensation expense related to owners who became employees on May 31, 2002, which significantly increased compensation in the current year while there was no owner compensation in the comparable prior year period. Exclusive of owner compensation in June 2002, segment income as a percentage of consulting net revenues was 35% for the nine months ended June 30, 2002. This increase in adjusted margin for the nine months ended June 30, 2002, resulted from higher margins on health benefit management services as a result of increased revenue, and from improved margins on our more discretionary consulting services due to steps taken earlier in the year to reduce costs, including headcount reductions, and other compensation cost reductions and tightened controls over variable expenses.

Pro Forma Results of Operations

During the three months ended June 30, 2002, the Company completed several transactions that will have a significant effect on the Company in future periods. We completed our transition to a corporate structure in May 2002, and completed our initial public offering and the Bacon & Woodrow acquisition in June 2002. The following Pro Forma results give effect to all three of these transactions as if they occurred as of October 1, 2001, excluding any non-recurring adjustments, to allow for comparability. Prior year pro forma results have not been presented as supplemental information as we believe the prior year results are not comparable to the current year results primarily because of the Sageo operating losses incurred in 2001 and because the consulting business of Bacon & Woodrow that we acquired in June 2002 did not operate as a stand alone business for the majority of the prior year. We believe that current year results as adjusted would provide more meaningful information for future comparison.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our Pro Forma Combined Financial Information and Combined Financial Statements and the related notes in our Registration Statement (No. 333-84198) on Form S-1 filed with the Securities and Exchange Commission in connection with our initial public offering.

Pro Forma Consolidated and Combined Income Statements
(unaudited)
	Three Months Ended June 30, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$430	$24	—	—	$454
Reimbursements	9	1	—	—	10

Total revenues	439	25	—	—	464
Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	272	13	3	—	288
Initial public offering restricted stock awards	1	—	—	3	4
Reimbursable expenses	9	1	—	—	10
Other operating expenses	86	2	1	—	89
Selling, general and administrative expenses	21	7	(7)	—	21

Total operating expenses	389	23	(3)	3	412
Operating income	50	2	3	(3)	52
Other expenses, net	(3)	(1)	—	—	(4)

Income before taxes and owner distributions	47	1	3	(3)	48
Provision for income taxes	25	—	(3)	(2)	20

Income before owner distributions		$ 1

Net income	$ 22		$ 6	($ 1)	$ 28

Earnings per share:
—basic	$0.29
—diluted	$0.29
Weighted average shares:
—basic	95,215,929
—diluted	96,464,114

(1)
Acquisition and incorporation adjustments add back the following one-time adjustments which were incurred in the historical results but are excluded for pro forma purposes: an $8 million compensation expense for a vacation liability arising from the Company’s former owners becoming employees of the Company; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from a $5 million tax benefit arising from a mandatory change in our tax accounting method and a $27 million net liability arising from the establishment of deferred tax assets and liabilities; a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition; a $6 million expense related to professional indemnity insurance required as a result of the acquisition; and a $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $30 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $19 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $1 million of amortization of intangible assets created as part of the acquisition; and $0.4 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.

(2)
Offering adjustments include compensation expense of $3 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $2 million.

Pro Forma Consolidated and Combined Income Statements
(unaudited)

	Nine Months Ended June 30, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$1,243	$91	—	—	$1,334
Reimbursements	22	3	—	—	25

Total revenues	1,265	94	—	—	1,359
Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	713	50	93	—	856
Initial public offering restricted stock awards	1	—	—	53	54
Reimbursable expenses	22	3	—	—	25
Other operating expenses	261	11	2	—	274
Selling, general and administrative expenses	56	14	(8)	—	62

Total operating expenses	1,053	78	87	53	1,271
Operating income	212	16	(87)	(53)	88
Other expenses, net	(11)	(1)	3	—	(9)

Income before taxes and owner distributions	201	15	(84)	(53)	79
Provision for income taxes	25	—	33	(24)	34

Income before owner distributions		$15

Net income	$ 176		($117)	($29)	$ 45

Earnings per share:
—basic					$0.49
—diluted					$0.47
Weighted average shares:
—basic					92,645,226
—diluted					95,489,822

(1)
Acquisition and incorporation adjustments add back the following one-time adjustments which were incurred in the historical results but are excluded for pro forma purposes: an $8 million compensation expense for a vacation liability arising from the Company’s former owners becoming employees of the Company; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from a $5 million tax benefit arising from a mandatory change in our tax accounting method and a $27 million net liability arising from the establishment of deferred tax assets and liabilities; a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition; a $6 million expense related to professional indemnity insurance required as a result of the acquisition; and a $2 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; and $4 million of losses incurred on a foreign currency purchase option. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $120 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $55 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.

(2)
Offering adjustments include compensation expense of $53 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $24 million.

On a pro forma basis, the Company’s net revenues were $454 million compared to its actual net revenues of $430 million for the three months ended June 30, 2002. The difference in the net revenues is attributable to the inclusion of a full quarter of the Bacon & Woodrow net revenues on a pro forma basis as compared to the inclusion of the Bacon & Woodrow net revenues from the June 5, 2002, acquisition date forward on an actual basis. On a pro forma basis, the Company’s net revenues were $1,334 million compared to its actual net revenues of $1,243 million for the nine months ended June 30, 2002. The difference in the net revenues is attributable to the inclusion of a full nine months of the Bacon & Woodrow net revenues on a pro forma basis as compared to the inclusion of the Bacon & Woodrow net revenues from the June 5, 2002, acquisition date forward on an actual basis.

On a pro forma basis, the Company’s net income was $28 million compared to its actual net income of $22 million for the three months ended June 30, 2002. The Company’s net income was $45 million on a pro forma basis compared to its actual net income of $176 million for the nine months ended June 30, 2002. The difference in the net income is attributable to (1) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (2) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (3) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; (4) the exclusion of non-recurring charges for owner vacation accrual and the disproportionate share compensation charge from pro forma net income; (5) the inclusion of owner salaries, bonuses, benefits and payroll taxes for all periods on pro forma net income; (6) the exclusion of non-recurring charges for the establishment of deferred tax assets and liabilities from pro forma net income; (7) the exclusion of losses incurred on the foreign currency purchase option; (8) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period in pro forma net income; and (9) the inclusion of compensation expense for all periods reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards.

Core Earnings and Core Earnings Per Share

The Company assesses its underlying operating performance once all non-recurring or offering related adjustments made in connection with its transition to a corporate structure and the initial public offering have been removed and owner compensation expense and corporate income taxes have been included. We call this measure of earnings “core earnings”. For the three months and nine months ended June 30, 2002, our core earnings and core EPS would have been:

Core Earnings and Core Earnings Per Share (in thousands except share and per share data)	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Pretax income as reported	$47,015	$200,509
Deduct pro forma owner compensation expense for the periods prior to the transition to a corporate structure (1)	(26,882)	(108,135)
Add back non-recurring charges (2)	26,143	26,143
Add back amortization of one-time initial public offering restricted stock awards	1,105	1,105

Core pretax income	$47,381	$119,622
Adjusted income tax expense (3)	20,137	50,839

Core net income	$27,244	$ 68,783

Core earnings per share:
Basic	$0.34	$0.89
Diluted	$0.34	$0.89
Core shares outstanding:
Basic (4)	79,790,260	77,669,705
Diluted (5)	79,808,610	77,675,822

(1)	Reflects pro forma compensation for Hewitt owners through May 31, 2002 as if we had been a corporation during that time.
(2)	Non-recurring charges in pretax income as reported consisted of $18 million for the disproportionate share allocation charge and $8 million for the establishment of an owner vacation liability.
(3)	Reflects an effective tax rate of 42.5%.
(4)	Assumes that the following shares of common stock are outstanding—
For the entire period:
—	70,819,520 shares of Class B common stock issued to Hewitt Holdings LLC for the benefit of our owners in connection with the transition to corporate structure;
—	5,789,908 shares underlying the initial public offering restricted stock awards
Since the offering date, June 27, 2002:
—	11,150,000 shares of Class A common stock issued in connection with the initial public offering weighted as of June 27, 2002;
Since the acquisition date, June 5, 2002:
—
9,417,526 shares issued in connection with the June 5, 2002 acquisition of the benefits consulting business of Bacon & Woodrow. Of the 9,417,526 shares, 941,753 shares are Class A common stock, 2,906,904 shares are Class B common stock, and 5,568,869 shares are Class C common stock.

(5)
In addition to the shares outstanding for core basic EPS, the dilutive effect of stock options calculated using the Treasury Stock Method outlined in SFAS No. 128, Earnings Per Share, was 18,350 and 6,117 shares for the three and nine month periods ended June 30, 2002.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. Our change to a corporate structure in May 2002 and our initial public offering in June 2002 enhanced our ability to access new forms of debt and equity financing to fund new investments and acquisitions as well as meet ongoing and future capital resource needs.

Summary of Cash Flows
(in thousands)

	Nine months ended June 30,
	2001	2002
	(unaudited)
Cash provided by:
Operating activities	$235,696	$271,282
Cash used in:
Investing activities	(35,944)	(55,630)
Financing activities	(162,461)	(255,860)
Effect of exchange rates on cash	(534)	(1,456)

Net increase (decrease) in cash and cash equivalents	36,757	(41,664)
Cash and cash equivalents at beginning of period	16,175	60,606

Cash and cash equivalents at end of period	$52,932	$18,942

At June 30, 2002, our cash and cash equivalents were $19 million, as compared to $53 million at June 30, 2001, a decrease of $34 million or 64%. Cash and cash equivalents decreased primarily due to the payment of owner distributions, partly offset by increased cash flow from operating activities and short-term borrowings.

For the nine months ended June 30, 2002 and 2001, cash provided by operating activities was $271 million and $236 million, respectively. Increases in earnings in each of the periods accounted for the majority of the increase between the nine months ended June 30, 2002 and 2001. The significant change in client receivables for the nine months ended June 30, 2002, related to the transition to a corporate structure in May 2002 as discussed below.

For the nine months ended June 30, 2002 and 2001, cash used in investing activities was $56 million and $36 million, respectively. The increase in cash used in investing activities was primarily due to increased spending on equipment and other assets.

For the nine months ended June 30, 2002 and 2001, cash used in financing activities was $256 million and $162 million, respectively. For the nine months ended June 30, 2002, capital distributions to Hewitt Holdings accounted for the majority of the cash used in financing activities including $55 million distributed to Hewitt Holdings to fund a distribution to the owners of accumulated earnings in preparation for the Company’s transition to a corporate structure. For the nine months ended June 30, 2001, capital distributions from Hewitt Holdings had been a function of the timing of discretionary withdrawals by our owners and the needs of Hewitt Holdings for the construction of facilities for use by Hewitt Associates LLC. In future periods, distributions to owners will be replaced by compensation and related expenses, which will affect the net cash provided by operating activities. For the nine months ended June 30, 2002, borrowings exceeded repayments by $13 million primarily due to additional funds needed for capital distributions. For the nine months ended June 30, 2001, repayments exceeded borrowings by $55 million as requirements for capital investments decreased.

Significant ongoing commitments consist primarily of leases and debt.

In current and prior periods, the Company has entered into certain real estate transactions with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates, an equity method investment of Hewitt Holdings. Based on the characteristics of the leases and the nature of the relationships between the Company and Hewitt Holdings and its subsidiaries, most of the associated leases are classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is an obligation of these related parties and Hewitt Holdings, and is not an obligation of the Company. Substantially all of the activities of the Hewitt Holdings property entities involve assets that are leased to the Company. Our ongoing lease obligations are set forth in our Registration Statement (No. 333-84198) on Form S-1 that was filed on June 27, 2002 and have not changed materially since September 30, 2001 except as follows—

In April 2002, Hewitt Properties VII sold the Norwalk, Connecticut property and the Company entered a 15 year capital lease with the purchaser to lease the office space. The Company recorded a $65 million increase to both property and long-term debt to record this long-term lease obligation.

In June 2002, the Company entered into a capital lease with The Bayview Trust to lease office space in Newport Beach, California. The Company recorded a $24 million increase to both property and long-term debt to record this long-term lease obligation.

Our debt consists primarily of lines of credit, term notes and equipment financing arrangements. Our unsecured line of credit provides for borrowings of up to $70 million through August 30, 2002, at LIBOR plus 42 to 75 basis points or the prime rate, at our option. Quarterly facility fees ranging from 8 to 13 basis points are charged on the average daily unused portion of the commitment. At June 30, 2002, there was an outstanding balance of $52 million on this line. In July 2002, the outstanding balance was repaid with proceeds from the offering.

We have an unsecured multi-currency line of credit permitting borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. At June 30, 2002, the outstanding balance on the unsecured multicurrency line of credit and other internationally sourced debt aggregated approximately $10 million. In addition, the benefits consulting business of Bacon and Woodrow has an unsecured British Sterling line of credit permitting borrowings up to £11 million. As of June 30, 2002, the outstanding balance was £10 million, equivalent to approximately $15 million.

We have unsecured senior term notes with various note holders totaling $150 million as of June 30, 2002. The notes have fixed interest rates ranging from 7.5% to 8.1% and are repayable in annual installments from 2003 through 2012.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three to five year terms and are payable in monthly or quarterly installments at various interest rates ranging from 4.8% to 8.0%. At June 30, 2002, the outstanding balance on the equipment financing agreements was $18 million.

A number of our debt agreements call for the maintenance of specified financial ratios, among other covenants. At June 30, 2002, we were in compliance with the terms of our debt agreements.

In connection with the transition to a corporate structure, in May 2002 the Company distributed $153 million of accounts receivable and $55 million of cash to Hewitt Holdings to fund a distribution to the owners of previously undistributed earnings. To fund the short-term working capital requirements, we borrowed against our line of credit as described above. Additionally, at June 30, 2002, $27 million of the underlying receivables was collected by the Company and had not yet been remitted to Hewitt Holdings and is included under the caption due to related parties on the June 30, 2002 Consolidated Balance Sheet in the Combined and Consolidated Financial Statements included elsewhere in this 10-Q.

In connection with the initial public offering, we raised approximately $219 million in net proceeds after offering expenses. In July 2002, we used the proceeds to repay $52 million in indebtedness under our unsecured line of credit which included $24 million of debt incurred to pay the liabilities assumed in connection with the acquisition of the benefits consulting business of Bacon & Woodrow. The remainder will be used for working capital and general corporate purposes.

We believe that net proceeds of the offering, together with funds from operations, current assets and existing credit facilities, will satisfy our expected working capital, contractual obligations, capital expenditures and investment requirements through at least the next twelve months. We believe our change to a corporate structure will provide financing flexibility to meet ongoing and future capital resource needs and access to equity for additional investments and acquisitions.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. For acquisitions made prior to July 1, 2001, Hewitt plans to adopt the provisions of SFAS No. 142 as of October 1, 2002. The change is not expected to have a material effect on the Company’s results. The acquisition of the benefits consulting business of Bacon & Woodrow occurred after the provisions of SFAS 141 and 142 went into effect. Goodwill generated from the acquisition will not be amortized but will be reviewed for impairment and certain other identifiable intangible assets have been recorded pursuant to SFAS No. 141 and 142.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model based on the framework established in SFAS No. 121. The Company is required to adopt SFAS No. 144 as of October 1, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company’s future results of operations.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “will” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A significant or prolonged economic downturn could have a material adverse effect on our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services our business may be negatively affected.

•	Our transition to corporate structure may adversely affect our ability to recruit, retain and motivate employees and to compete effectively.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damages to our professional reputation or legal liability.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entails complex management, foreign currency, legal, tax and economic risks.

•	The profitability of our engagements with clients may meet our expectations.

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-84198) as filed with the Securities Exchange Commission in connection with our initial public offering. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. We infrequently enter into hedging transactions to manage this risk and we do not hold or issue derivative financial instruments for trading purposes.

Interest rate risk
We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, which is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents with high quality financial institutions and review our holdings on a regular basis. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At June 30, 2002, 100% of our long-term debt was at a fixed rate. Our short-term variable rate debt consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 42 to 75 basis points or the prime rate, at our option, and our unsecured multi-currency line of credit, which has an interest rate of an interbank multi-currency interest rate plus 75 basis points. As of June 30, 2002, there was $52 million outstanding on our unsecured line of credit. As of June 30, 2002, the outstanding balance on the multi-currency line of credit was $7 million at rates ranging from 0.84% to 5.15% and foreign sourced debt was $3 million.

Foreign exchange risk
For the nine months ended June 30, 2002, revenues from U.S. operations as a percent of total revenues were 92%. As a result, our foreign currency exchange exposure has historically been very low. Foreign currency net translation income was $13 million for the nine months ended June 30, 2002. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, in connection with its transition to a corporate structure, Hewitt Associates, Inc. issued 70,819,520 shares of unregistered Class B common stock, par value $0.01 per share, to Hewitt Holdings LLC for the benefit of our owners in exchange for all of their interests in Hewitt Associates LLC.

In connection with the acquisition of the benefits consulting business of Bacon & Woodrow, the former partners and employees of Bacon &Woodrow received an aggregate of 1.4 million shares of the Company’s Series A mandatorily redeemable preferred stock which was exchangeable for shares of the Company’s common stock. Commencing five trading days following the 25th day after the consummation of the Company’s initial public offering, the former partners and employees of Bacon &Woodrow became entitled to put their shares of Series A preferred stock based on the average closing price per share for the Company’s Class A common stock on the New York Stock Exchange for the five trading days following the 25th day after the consummation of the offering. On August 2, 2002, the Bacon & Woodrow former partners elected to put their shares of Series A preferred stock in exchange for 9,417,526 shares of common stock. The shares were exchanged assuming an average exchange rate of 1.57 and an average Hewitt stock price of $23.28 for the five days leading up to and including August 2, 2002. Of the 9,417,526 shares of common stock issued, the former partners of Bacon & Woodrow received 2,906,904 shares of Class B common stock and 5,568,869 shares of Class C common stock, and a trust for the benefit of the non-partner employees of Bacon &Woodrow received 941,753 shares of Class A common stock.

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. The Company’s proceeds from the offering, net of the underwriting discount of $15 million and estimated offering expenses of $7 million, were $190 million. In July, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock. The exercise generated additional proceeds of $32 million which were also received in July 2002.

On June 26, 2002, the Company registered 25 million shares under a Registration Statement on Form S-8 (File No. 333-91274) to register shares available for grant under the Company’s Global Stock and Incentive Plan.

Of the $219 million in net proceeds received in July 2002, $52 million was used to repay the outstanding balance on the Company’s lines of credit and the remaining $167 million will be used for working capital and general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

10.1	Hewitt Associates, Inc. Global Stock and Incentive Plan.

b. Reports on Form 8-K—None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC (Registrant)

Date: August 12, 2002	By:	/s/ DAN A. DECANNIERE
Dan A. DeCanniere Chief Financial Officer (principal financial and accounting officer)

CERTIFICATION

In connection with the Quarterly Report of Hewitt Associates, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 that: 1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

HEWITT ASSOCIATES, INC. (Registrant)

Date: August 12, 2002	By:	/s/ DALE L. GIFFORD
Dale L. Gifford Chief Executive Officer

	By:	/s/ DAN A. DECANNIERE
Dan A. Decanniere Chief Financial Officer

HEWITT ASSOCIATES, INC.

EXHIBIT INDEX

Exhibit Number	Exhibits

10.1	Hewitt Associates, Inc. Global Stock and Incentive Plan.