Form 10-K
period 2002-09-30
HEWITT ASSOCIATES INC
filed 2002-11-22
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-20835

HEWITT ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0851756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, IL 60069; 847-295-5000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock—$0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K  ☒

The aggregate market value of the outstanding shares of common stock of Hewitt Associates, Inc. estimated to be held by non-affiliates was $564,240,089 as of October 31, 2002, based on a closing price of $29.45.

Class	Outstanding as of October 31, 2002
Class A Common Stock—$0.01 par value	19,162,660
Class B Common Stock—$0.01 par value	73,726,424
Class C Common Stock—$0.01 par value	5,568,869

98,457,953

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

HEWITT ASSOCIATES, INC.

FORM 10-K
For The Fiscal Year Ended
September 30, 2002

PART I

Item 1.     Business

Overview

Hewitt Associates, Inc. (“Hewitt,” “we,” “us” “our” or “the Company”) is a global provider of human resources outsourcing and consulting services. Our mission is to excel at helping our clients and their people succeed together. In our fiscal year ended September 30, 2002, which marked our 41st consecutive year of revenue growth, we provided services to more than 2,000 clients.

Since our founding in 1940, we have continuously extended and expanded our human resources service offerings. Early in our history, we specialized in providing actuarial services for sponsors of retirement plans and executive compensation consulting. These remain core competencies of the firm today. Benefits legislation in the 1970’s and the proliferation of flexible benefits and 401(k) programs in the 1980’s substantially increased companies’ needs for advisory and administrative services related to health and welfare benefits, retirement benefits and compensation programs. In 1991, we introduced our Total Benefit Administration™ system, which we believe is the first technology platform for outsourcing the administration of the three major benefit service areas in an integrated fashion. Following significant investments in technology and with over twelve years of experience, outsourcing is now our largest business segment. We are expanding the breadth of our services to include additional human resources services and to increase our penetration of geographic areas outside of the United States.

Of our $1.7 billion of net revenues in fiscal 2002, 65% was generated in our outsourcing business and 35% was generated in our consulting business. Also, no client represented more than 10% of our net revenues.

Our outsourcing business is comprised of three core benefits administration services as well as our new human resources business process outsourcing services. Our consulting business is comprised of three core service areas. We believe that our leadership position in both outsourcing and consulting, and our ability to provide integrated solutions across and within both our outsourcing and consulting businesses, are important competitive advantages.

Through our outsourcing business, we apply our benefits and human resources expertise and employ our integrated technology platform and other tools to administer our clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). We assume and automate the resource-intensive processes required to administer our clients’ benefit programs and provide technology-based employee self-service tools that support decision-making and transactions by our clients and their employees. With the information and tools that we provide, we help our clients optimize the return on their human resource investments.

To date, we have provided our benefits outsourcing services primarily to large companies with complex benefit programs. As of September 30, 2002, we were providing outsourcing services to approximately 200 clients (typically through three- to five-year contracts) representing a total of 335 benefit services. We define a benefit outsourcing client as a company which has outsourced to us the administration of one or more of the three core benefit services. We define a benefit service as any one of the three benefit administration services that we provide for a client. As a result, for clients who offer health and welfare, defined contribution and defined benefit programs, we have the opportunity to provide three benefit services. We are focused on developing deep client relationships and establishing ourselves as the benefits outsourcer of choice across all three benefit services.

Through our human resources business process outsourcing (“HR BPO”) solution, we provide human resource technology management and hosting, an integrated customer service center, content management, data management support, and back office services. Our proprietary HR WorkWays™ portal provides personalized role-based information and access for employees, managers, and human resource professionals. We started delivering HR BPO services to our first client on October 1, 2002. Our services for that client include HR WorkWays™, the HR service center, HR data management, time administration, compensation administration, workforce analytics, and ongoing delivery of our benefits outsourcing services.

Through our consulting business, we provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes. Our consulting clients include a diverse base of companies, many of which have been clients for a long time. Of our 100 largest consulting clients in fiscal year 2002 (ranked by revenues), 87 were consulting clients in each of the last five years.

Industry Background

Human resources outsourcing and consulting is growing rapidly in today’s increasingly service- and knowledge-based economy as companies view the effective management of human capital as critical to optimizing business results. As companies strive to improve profitability and productivity, the effectiveness of human resources expenditures is an area of increased focus. Furthermore, the increasing complexity of human resources processes and programs, the need to develop new or improved programs in response to changing regulations or competitive pressures, and the desire to realize a high return on investments in these programs, all contribute to the rising premium placed on effective human resources.

The global business environment is becoming increasingly complex, competitive and technology focused, and employees and employers are demanding more choice and self-management of benefits. The shift from a manufacturing-based economy to a service- and knowledge-based economy places a greater premium on a company’s ability to attract, motivate and retain the human capital necessary to generate value. At the same time, competition for talent will become more intense as the estimated number of 25- to 44-year-old U.S. workers is expected to decline from 70 million in 2000 to 68 million by 2010, while the trend of historically low unemployment among college educated professionals (2.3% in 2001) continues, according to the U.S. Bureau of Labor Statistics. As a result, companies are increasingly seeking outside consultants for guidance on human resources issues.

Companies are focused on maximizing the return on their benefit investments by structuring benefit programs that meet employee needs and expectations and by delivering those benefits efficiently. Companies are recognizing that in order to attract, motivate and retain talented employees, they must provide benefits that are viewed as valuable as well as tools that enable employees to make choices regarding their benefits and to conduct related transactions. At the same time, companies are challenged by rising health care costs, the growing complexity of health and welfare and retirement plans, frequent technological changes, the need to comply with changing regulations and the demands of their employees for choice, information and responsiveness. Consequently, companies are seeking outside assistance with the design, management and administration of their benefit programs.

International Data Corporation (“IDC”) projects U.S. human resources spending to grow at a 15.9% compounded annual growth rate over the next 5 years. This growth projection consists of 30% compounded annual growth for human resources business process outsourcing and 11% for human resources processing services (e.g. benefits outsourcing and payroll). Outsourcing is an effective solution for companies that seek to reduce and control their operating costs and shift management’s focus from non-core administrative activities to core business priorities. Outsourcing non-core activities also enables companies to access superior capabilities and technologies not available internally, and concentrate resources on their core business strategies. Benefits administration outsourcing includes transactional functions such as benefits program administration (such as providing enrollment materials, recordkeeping and COBRA administration), regulatory compliance, claims management and participant call center management, as well as strategic components such as benefits program design and provider selection. The three primary areas of benefits administration that companies outsource today are health and welfare, defined contribution and defined benefit programs.

According to IDC, the U.S. human resources consulting industry was over $12.3 billion in 2001 and is expected to grow at a compound annual growth rate of 14% to nearly $23.2 billion by 2006. The human resources consulting market, as defined by IDC, includes benefit plan design, leadership development, human resources process re-engineering and organizational design.

Business Segments

Our two principal business segments are outsourcing and consulting. While we report revenues and direct expenses based on these two segments, we present our offering to clients as an integrated continuum of human resource services. We refer you to Note 22 in the notes to the combined and consolidated financial statements for additional information regarding our segment results and geographic data.

Outsourcing

Today, the most significant part of our outsourcing segment consists of benefit outsourcing services. In addition, we have built on our experience in benefits outsourcing to offer employers the ability to outsource a wide range of human resource activities through our human resources business process outsourcing (“HR BPO”) solution, our newest client offering.

Outsourcing represented 65% of our net revenues in fiscal 2002. We deliver outsourcing services primarily to large organizations with complex benefit programs. During fiscal 2002, 94 of our outsourcing clients were Fortune 500 companies. Our outsourcing clients typically sign three- to five-year contracts and most of our clients have renewed their contracts with us upon expiration of the initial term.

Through our technology-based platform, Total Benefit Administration™, we provide an automated solution to our clients’ benefit-related processes that is flexible enough to adapt to a broad range of program complexity and to accommodate the needs of clients ranging in size from 1,000 to over 500,000 participants. Our outsourcing services are designed to help clients eliminate inefficiencies in benefits delivery to employees, continue to meet business objectives in a changing environment and meet compliance obligations of their benefit programs. We relieve human resources managers of the resource-intensive day-to-day processes required in the administration of benefit programs, including recordkeeping, data management, systems integration and transaction and decision support. We follow a comprehensive protocol to develop an understanding of our clients’ needs, learn their systems and culture and jointly define their objectives. Total Benefit Administration™ provides a secure solution to manage participant data, record and manage transactions executed by participants and administer benefit payroll deductions. In addition, Total Benefit Administration™ facilitates the transmission and transfer of data between our clients and both their participants and outside parties (such as health plans, trustees and investment managers). We also provide plan sponsors with web-based tools that enable them to report on and analyze the return on investment in their benefit programs, facilitate project management with us and interact with a community of their peers.

Our outsourcing services enable our clients to satisfy their employees’ needs for choice, information and decision-making tools. We offer our clients’ employees three channels for interfacing with us: Internet, automated voice response system and call centers. This multiple access approach encourages employees’ self-management of their benefits, which in turn helps our clients manage and reduce their benefit costs. Our web-based tool, Your Benefit Resources™, is fully integrated with the Total Benefit Administration™ platform and provides participants with personalized content and fast, accurate, and easy-to-use decision support tools that allow “real-time” management of their benefit decisions and transactions. Your Benefit Resources™ also provides participants with seamless integrated interfaces to outside providers of services such as investment advice and health care provider directories. Automated voice response provides participants certain transaction capabilities over the phone. These self-management solutions can be further enhanced through AccessDirect™, a multi-channel platform for navigation and access services providing a personalized directory service that enables employees to connect to their human resources and benefit providers. For participants who need more assistance with benefit issues, we staff our call centers with employees who receive intensive training in issues specific to the client’s benefit plans.

Our three principal categories of employee benefit program outsourcing services are:

•	Health and Welfare;

•	Defined Contribution; and

•	Defined Benefit.

Health and Welfare. Administering health and welfare benefit programs is an important and complex task for employers who must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Every year, each company has a period of time (typically three to four weeks), during which employees are required to make decisions regarding their health and welfare options and enroll in programs for the following year. Each employer must communicate its benefit offerings by providing employees with information explaining the available options and answering employees’ questions regarding the various alternatives. Once employees have submitted their choices, the employer must then accurately communicate these choices to provider organizations. For companies managing benefits administration internally, staffing a human resources department with adequate support to effectively and efficiently handle this annual surge of activity is extremely challenging. Furthermore, ongoing health and welfare administration requires managing payroll deduction and status data that determine each participant’s health plan eligibility and transmitting eligibility data to health plans and providers.

Our technology-based delivery model offers employers a cost-effective and efficient solution to their health and welfare benefits administration needs. We are able to manage the annual enrollment process in a seamless manner for the employer and have the ability to clearly communicate to employees their available choices. We also are able to deliver significant value to our clients outside of the annual enrollment process and in the context of ongoing benefits administration. For example, Hewitt Associates Connections™, our automated data management and premium payment process, connects us with more than 250 insurance companies and other health plan providers in the United States, Canada and Puerto Rico, facilitating data transfer, resolving quality issues, validating participant eligibility and paying premiums in order to eliminate overpayment to health plans. Additionally, we offer automatic payment of employees’ portion of program costs, providing significant efficiencies to the employer and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited. We also document and report issues and statistics to assist plan sponsors in achieving better plan performance.

Our services are available to participants 24 hours a day, seven days a week. Your Benefit Resources™ enables participants to enroll in and manage their health and welfare benefits via the Internet. In addition to using Your Benefit Resources™ to obtain information about the various options available and model their health and welfare benefit costs under various assumptions, participants can also use our automated voice response system or our call centers. Additionally, ProviderDirect, another web-based service, allows participants to identify in-network medical providers by criteria such as specialty, location and gender. Our Participant Advocacy service provides assistance directly to participants regarding the resolution of health plan eligibility, access and claim issues.

Based on our knowledge of the marketplace and the number of participants to whom we provide services, we believe Hewitt is the largest provider of outsourced health and welfare administrative services. As of September 30, 2002, we provided health and welfare outsourcing services to 124 plan sponsors. We believe our experience and expertise in managing complex health and welfare plan administration issues will be a significant factor in the continued growth of this business, especially as plan sponsors continue to focus on managing the cost of multi-option health and welfare programs.

Defined Contribution. Most companies outsource the administration of their defined contribution plans. Defined contribution administration requires management of significant volumes of participant, payroll and investment fund data and transactions, daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers, and daily posting of investment results to participants’ individual defined contribution accounts.

Unlike many of our competitors who provide defined contribution outsourcing services as a means to accumulate plan assets in their proprietary investment funds, we do not manage investments. As a result, we are able to maintain an objective, independent position regarding our clients’ choices of funds to include in their plans. Our focus is on providing reliable, high quality and comprehensive services to both the plan sponsor and to the participant.

Through our Total Benefit Administration™ system, we maintain and manage defined contribution data for clients, while accommodating clients’ choices of trustees and investment funds. This allows our clients to provide defined contribution programs that their employees value, transfer the administrative burden for these programs and control costs. In addition, we work with researchers at leading academic institutions to analyze the considerable amounts of data we accumulate to identify trends in participant investment behavior. This additional intelligence allows us to help our outsourcing clients refine their strategy for meeting participants’ investment needs.

We provide web-based access 24 hours a day, seven days a week through our Your Benefit Resources™ site for participants to make various elections and changes to their defined contribution accounts. Participants can also use our automated voice response system or our call centers to ask questions. This is very appealing to participants who increasingly desire the ability to actively manage their investments. Through integrated Your Benefit Resources™ capabilities, we also provide participants with access to investment advice from third party vendors and self-directed and retail brokerage account options through our subsidiary, Hewitt Financial Services, and its alliance with Harrisdirect, a leading provider of online brokerage services. According to a survey conducted by Plan Sponsor magazine, we are the third largest provider of outsourced defined contribution administration services based on number of participants. Based on our knowledge of the marketplace and the number of participants to whom we provide services, we believe we are the largest provider of outsourced defined contribution administration services for a service provider that is not also an asset manager. As of September 30, 2002, we provided defined contribution outsourcing services to 119 plan sponsors. While the domestic market for defined contribution outsourcing is relatively well-developed, we believe the international markets offer us opportunities for expansion as employers in many countries outside the United States are beginning to adopt defined contribution plans. We believe our global reach and our strategy to increase our international presence will provide a platform to grow this service offering.

Defined Benefit. Most mid-sized and large employers continue to sponsor defined benefit (pension) plans. Pension plans are subject to numerous laws and regulations and the administration of them has historically been extremely complex and paper-intensive, resulting in challenges for employers. Because inaccurate or improper plan administration can have significant adverse consequences, many employers seek third-party providers to administer their plans.

Our defined benefit outsourcing services were a natural extension of the retirement and financial management consulting services that we have provided since our Company’s inception. Through our Total Benefit Administration™ system, we have re-engineered, streamlined and shortened the traditional processing of an employee’s retirement. Our approach relies on a high degree of automation for both calculations and execution of transactions for each participant. Total Benefit Administration™ includes a database that captures all historical data for current and past participants, enabling employers to accurately apply plan provisions to appropriate participant populations, and often times, for multiple plans. Additionally, for employers who are implementing plan changes, Total Benefit Administration™ offers an Internet channel that provides employers with decision-making support.

Through Your Benefit Resources™, we provide participants convenient and easy-to-use web-based tools to model their benefits based on various retirement dates, information regarding their retirement options, and the ability to initiate and process their retirement online. Participants can also use our automated voice response system to model their benefits. Through our call centers, we provide access to pension counselors who are knowledgeable about participants’ pension programs and options and who can explain the often complex process of how their pension plans work.

Based on our knowledge of the marketplace and the number of participants to whom we provide services, we believe we are the largest provider of outsourced defined benefit administration services. Further, we believe that only a small percentage of organizations have outsourced their defined benefit administration to date. As of September 30, 2002, we provided defined benefit outsourcing services to 92 plan sponsors. We believe there are growth opportunities for us as we continue to leverage our technology, expertise and experience to bring our defined benefit outsourcing services to companies which have not yet outsourced their defined benefit plans.

Human Resources Business Process Outsourcing. We have built on our experience in outsourcing to provide a new solution for broader human resource function process outsourcing which we refer to as  “HR BPO”. This service enables our clients to outsource the integration of a wide range of administrative human resources functions, including workforce administration and support, recruiting, workforce relations management, rewards planning and administration, learning and development and performance effectiveness management. Through our HR BPO service, we enable companies to re-engineer their human resources administration and processes in order to enhance effectiveness and reduce costs, and to employ web-based technologies to automate processes and transactions. By outsourcing the integration of their human resources functions to us, companies are able to receive improved services and tools for employees, managers and the human resources function without having to continually invest capital and resources to keep pace with rapidly developing human resources technologies and processes. This service is provided through a combination of our own capabilities and alliances with other specialized providers.

In fiscal year 2002, we completed initial implementation work for our first HR BPO client, a U.S. subsidiary of a large global company, and successfully launched operations on October 1, 2002. We also have a contract to provide our HR BPO service to our second client, a large pharmaceutical company. For this organization, our Health and Welfare services started in November 2002. Implementation work is currently under way and we expect that we will commence HR BPO and Defined Benefit services in fiscal 2003. We anticipate that most of our early opportunities for this service will be with our existing client base with which we already have outsourcing relationships. The HR BPO offering was not material to our Outsourcing segment or the Company’s results during fiscal 2002.

Consulting

Consulting represented 35% of our net revenues in fiscal 2002. We offer consulting services to a diverse range of large and mid-sized clients.

In today’s increasingly service- and knowledge-based economy, companies regard the effective management of human capital as critical to the success of their business. Companies recognize that in order to attract, motivate and retain talented employees, they must provide benefits, compensation and other human resources programs that employees view as valuable as well as the tools to enable employees to make choices and conduct related transactions.

To meet this need, we provide actuarial services and a wide array of other consulting services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Our consulting services include three principal areas:

•	Health Management;

•	Retirement and Financial Management; and

•	Talent and Organization Consulting (previously known as People Value and Human Resources Management).

Health Management. Increasing health care costs present a challenge for many companies at a time when employees expect broader and more cost-effective health care choices and general economic conditions place demands on employers to reduce spending. We believe we have an opportunity to help employers control these escalating costs and take advantage of the transformation of health and welfare benefits from a managed care to a consumer-driven system. Our health management consultants help clients design comprehensive health and welfare strategies, from the initial philosophical approach to specific benefit plan content that supports our clients’ human resources strategies. We assist our clients in the selection and effective communication of health plans that balance cost and value and improve employee satisfaction. We also help clients determine which funding approaches (i.e., insured, self-insured, or risk-adjusted insured) and employee contribution strategies will best meet their objectives.

We help our clients achieve these goals through our proprietary technology applications and tools that we have developed, including:

•
The Hewitt Health Value Financial Index. An actuarially normalized measure of health care purchasing efficiency by plan and market, comparing a company’s results to a database of 13 million participants;

•	The Hewitt Health Value Performance Index. Detailed quality, financial and administrative performance data on over 2,000 health plans across the United States;

•
The Hewitt Health Resources eRFP. We believe this is the highest volume Internet purchasing site in the group health insurance industry, supporting over 5,000 HMO negotiations and renewals annually; and,

•	Consumer Satisfaction Web Site. Feedback on employees’ satisfaction with individual healthcare plans as an additional measure of employer performance.

Our health management consulting business provided services to approximately 390 clients during fiscal 2002. We believe we continue to be well-positioned to address the growing, complex and changing needs for health benefit management services through our integrated approach, enabling us to provide high-value, cost-effective solutions to meet the specific objectives of our clients. Our health management consulting business is closely integrated with our health and welfare benefits outsourcing business to provide a comprehensive solution from strategy and design to delivery, administration and communication of health and welfare benefits. We are able to extract detailed design, demographic and health plan cost data from our outsourcing clients and aggregate the data to provide unique insights for our consulting clients into the quality, cost efficiency and rate structure of nearly every local health plan in the United States. Furthermore, due to our health and welfare outsourcing experience, we are able to design programs that not only meet our clients’ business objectives, but that also can be administered, communicated and delivered efficiently and cost effectively. In addition, for our consulting clients that are also outsourcing clients, we are able to leverage the data and knowledge we accumulate through outsourcing to create efficiencies, speed implementation and execution of strategies and enhance our service offering in providing consulting services to them.

Retirement and Financial Management. Virtually all large companies sponsor retirement plans as part of their overall employee benefit programs—either defined benefit plans, defined contribution plans or a combination of these plans. Many large companies also offer retiree medical and life insurance benefits as part of their overall retirement benefit program. Over the past few decades, the liabilities and assets which underlie these programs have grown considerably, and the regulatory and accounting standards which govern retirement plans have become increasingly complex. Additional services are often needed with respect to retirement plans in the case of significant corporate events or changes such as workforce reductions, early retirement programs, mergers or acquisitions. All of this has contributed to a continuing demand for retirement-related consulting.

Our Retirement and Financial Management business, which we refer to as “RFM”, assists clients in three primary activities: (i) developing overall retirement program designs that are aligned with the needs of companies and their employees; (ii) providing the actuarial analysis in support of clients’ plan funding and expensing obligations; and (iii) consulting on asset allocation, investment policies and investment manager evaluation.

There has been significant activity around retirement program redesign, as companies look to simplify plans, better manage overall program costs and risks, and align their program design with their business objectives. Our RFM consultants work with clients to understand their business and workforce strategies, to define their philosophy with respect to retirement programs, and to design programs that reinforce the key messages to their workforce, while also helping to ensure that the programs comply with applicable governmental regulations. To assist in the design process, we have developed a variety of interactive, real-time modeling and analytical tools to help employers understand the effect of program changes on individual employees and to highlight the issues inherent in making an effective transition from one program to another. We measure the competitive position of our clients’ retirement programs using our proprietary Benefit Index® tool, which calculates the relative value of a company’s benefit program compared to a group of selected companies in the same industry, of similar size or in the same geographic region. We believe Benefit Index® is the industry benchmark for measuring the relative value of an organization’s retirement program. We also help employers develop individual websites, often with modeling capabilities, to communicate the details of new retirement programs and often to allow employees to project their own benefits under different assumptions or program choices.

When employers sponsor defined benefit plans or retiree welfare plans, they typically require the services of a qualified actuary. Actuarial relationships tend to be long-standing, ongoing engagements, and actuarial services represent a significant portion of our RFM business. As actuaries for a plan, we calculate the plan’s funded status, the annual cash contribution requirements under applicable governmental requirements, the annual expense impact under applicable accounting standards and other benefit related information for the company’s annual financial statements. In addition to these services, our RFM actuarial consultants provide additional benefit plan services by assisting with the annual budgeting and planning process, preparing financial projections for asset and liability trends (a joint effort with our RFM investment consultants) and providing cost analyses during union negotiations. Our RFM actuarial consultants also play a significant role during due diligence investigations and analyses of proposed mergers, asset sales, acquisitions and other corporate restructurings to help our clients understand the implications of such transactions on the liabilities and funded status of the plan, as well as on the future cash contribution and expense trends.

Our RFM investment consultants work with fiduciaries of both defined contribution and defined benefit plans to help them set investment philosophies, determine asset allocations and select asset managers. We also monitor the performance of a large number of asset managers and, since we do not manage assets, we are able to provide clients with objective and independent analysis of investment policies and procedures.

Our RFM consulting business is closely aligned with our defined benefit and defined contribution outsourcing business. With our full range of services, we are able to provide comprehensive retirement program solutions for clients, from strategy and design of retirement plans to actuarial and investment services and administration, communication and implementation of retirement plans. For consulting clients that are also outsourcing clients, we are able to leverage the data and knowledge we accumulate through outsourcing to assist them in developing plan design features and actuarial services better suited to their specific needs.

Our RFM consulting business provided services to approximately 1,500 clients during fiscal 2002. We expect that our RFM services will continue to contribute to our overall growth, especially as clients have begun to adopt a global outlook and focus on selecting consultants with international capabilities. Over the past several years, we have expanded our global RFM capabilities significantly, through both internal growth and a series of acquisitions and alliances in Canada, France, Hong Kong, Ireland, Mexico, The Netherlands, Norway, Portugal, Sweden, Switzerland and the United Kingdom.

On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow, a leading actuarial and benefits consulting firm in the United Kingdom. We refer you to Note 6 in the notes to the combined and consolidated financial statements for additional information on this acquisition. Our increased presence in the United Kingdom, where many of our clients also have significant operations, will enhance our ability to offer global design, communication, actuarial and investment consulting services.

Talent and Organization Consulting (formerly known as People Value and Human Resources Management). Our Talent and Organization Consulting business is focused on four primary activities: (i) devising strategies for attracting, developing, motivating, rewarding and retaining the leadership and other talent our clients need to succeed; (ii) providing solutions to the people-related issues arising from organizational change; (iii) helping create and implement customized reward and performance management programs, including annual incentives, stock options and other performance-based plans; and (iv) reducing costs and enhancing our clients’ productivity through more effective human resource organizations and processes.

We recently renamed this part of our consulting business to more directly and simply reflect our underlying core service areas. Our services continue to focus on helping our clients address the challenge of finding, managing, engaging and rewarding talented employees and leaders in sustaining business performance. Meeting these challenges successfully is expected to become even more important as the competition for talent becomes more intense. The U.S. Bureau of Labor Statistics has estimated that the number of 25- to 44-year-old workers is expected to drop from 70 million in 2000 to an estimated 68 million by 2010, while the trend of low unemployment among college educated professionals (2.3% in 2001) continues. There are similar trends in other countries globally. As the talent pool shrinks but needs grow, we expect competition for qualified people will intensify, making our services that much more valuable and attractive to clients.

Through our numerous talent and rewards tools, data and services, we help companies align their human resources investments with their business objectives, identifying critical people and human resources practices based on a given business environment, geography and labor force situation. For example, our Total Compensation Measurement™ and Variable Compensation Measurement™ tools enable clients to analyze and assess compensation effectiveness and to compare their compensation programs with over 1,000 companies in the U.S. alone, including approximately 70 of the Fortune 100. We also help clients use focus groups, interviews, surveys and other methods to better understand their workforce, enhance their relationships with their employees and encourage the types of behavior that ensure business success.

Our Talent and Organization consultants also assist clients with significant people and human resources issues arising out of events such as mergers and acquisitions, divestitures, initial public offerings, spin-offs, joint ventures and other restructurings. In each of these organizational changes, people play a critical role in determining the ultimate success or failure of the transactions. Our Hewitt Mergers & Acquisitions Management Center™, a website supporting project management and providing access to technical expertise needs ranging from due diligence to integration, enables seamless collaboration between our clients, consultants and external service providers. In the last three years, we have provided organizational change services in connection with over 375 transactions, giving us important gateways into new client companies. We expect this number will grow even larger as we target and increase our investment in building new business with large multinationals headquartered outside North America.

Our human resources effectiveness consulting service helps clients reduce human resources operating costs, generate more productivity in the workforce, and drive more effective people-related decisions. Our consultants use various tools, including web-based technology and analysis as well as traditional models and methodologies, to rapidly diagnose human resources risks and opportunities, to prioritize actions and to leverage technology to deliver effective solutions. For example, through our HR Effectiveness Activity Analysis tool, we provide web-based diagnostic analysis of labor costs and fragmentation of activity to identify inefficiencies, opportunities and the corresponding cost implications.

Our Talent and Organization Consulting business provided services to approximately 850 clients during fiscal 2002. We anticipate increased demand for our services as companies continue to expand globally and seek assistance in developing and implementing successful organizational change. As demographic projections indicate an increasing shortage of talent globally, we also expect that clients will increasingly demand more assistance in creating effective strategies for attracting and retaining talent and for compensating them in a way that is aligned and consistent with broader business objectives.

Our Talent and Organization Consulting business works closely with our new broader human resources business process outsourcing service to help clients transform their human resources processes and improve the efficiency and effectiveness of the human resources function. We also provide communication, training and change management services to support this transformation. We believe we will be able to leverage our deep human resources domain knowledge and consulting experience in this transformation process to benefit additional outsourcing clients in the future.

Client Development

We have an integrated, strategic approach to client development that helps us establish deep, long-term client relationships based on trust and partnership. Unlike many firms, we have had a dedicated group managing this process for more than 30 years.

Our client development employees are divided into two teams: business developers and managing consultants. Typically, business developers are responsible for the initial acquisition of a client. Our business developers enable us to maintain a consistent level of work in the pipeline since their principal focus is to pursue new business opportunities. This allows our consultants and our outsourcing engagement managers to focus primarily on relationship building and delivery of services for existing clients.

Our managing consultants are responsible for developing our client relationships into long-term partnerships. We have over 100 managing consultants worldwide who manage our largest client relationships. Our managing consultants work to understand our clients’ business goals and then deliver solutions that will have the most positive impact on their business results. Our use of managing consultants in our client development strategy for over 30 years differentiates us from our competitors. We believe this role is the key to providing integrated solutions to our clients globally.

The acquisition and management of our client relationships is supplemented and supported by teams of employees from the various disciplines within our business. These employees help us ensure that we have both the proper coverage and appropriate expertise to demonstrate to clients that we have the capabilities required to address the most complex human resources challenges these organizations face.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside firm for human resources solutions.

Outsourcing. The principal competitors in our benefits outsourcing business are outsourcing divisions of large financial institutions, such as CitiStreet (a partnership between subsidiaries of Citigroup and State Street), Fidelity Investments, Mellon Financial (through its subsidiary, Mellon HR Solutions), T. Rowe Price and the Vanguard Group, and other consulting firms that provide benefits outsourcing services such as Towers Perrin. In the HR BPO business, our principal competitors include some of our benefits outsourcing competitors and Accenture, Electronic Data Systems and Exult.

Consulting. The principal competitors in our consulting business are consulting firms focused on broader human resources, such as Mercer Human Resource Consulting, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe that the principal competitive factors affecting both our outsourcing and consulting businesses are our ability to commit resources and successfully complete projects on a timely basis, our perceived ability to add value in a cost-effective manner, our employees’ technical and industry expertise, and our professional reputation.

Organizational Structure

We completed our transition to a corporate structure on May 31, 2002. Prior to that time, we operated as a series of related limited liability companies under the control of Hewitt Holdings LLC. In connection with our transition to a corporate structure, Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings LLC and Hewitt Holdings LLC transferred all of its ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc. in exchange for shares of our Class B common stock. Each owner retained an interest in Hewitt Holdings LLC following the transition and has an undivided, indirect interest in the shares of our Class B common stock held by Hewitt Holdings LLC.

For additional information on our organizational structure, please see information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 3 and 4 of the notes to the combined and consolidated financial statements. We also refer you to additional detailed discussion of our organizational structure throughout our Registration Statement on Form S-1 (File No. 333-84198) filed with the Securities Exchange Commission in connection with our initial public offering.

We use the term “owner” to refer to the individuals who are current or retired members of Hewitt Holdings LLC. These individuals (with the exception of our retired owners) became employees of Hewitt Associates, Inc. upon the completion of our transition to a corporate structure on May 31, 2002. We use the term “Hewitt Holdings” to refer to Hewitt Holdings LLC.

Intellectual Property

We recognize the value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. Our success has resulted in part from our proprietary methodologies, processes, databases and other intellectual property, such as our Total Benefit Administration™ system, Benefit Index® and other measurement tools.

To protect our proprietary rights, we rely primarily on a combination of:

•	copyright, trade secret and trademark laws;

•	confidentiality agreements with employees and third parties; and

•	protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners and clients.

Employees

As of September 30, 2002, we had approximately 14,600 employees serving our clients through 76 offices in 30 countries.

Item 2.     Properties

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire offices consist of 13 buildings on three campuses with approximately 2.4 million square feet. As of September 30, 2002, we had a total of 76 offices in 30 countries and operated 9 additional offices in 7 countries through joint ventures and minority investments. We do not own any significant real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We lease most of our office space from Hewitt Holdings LLC (or subsidiaries thereof), which is wholly-owned by our owners. Please refer to Note 16, Related Party Transactions, in the notes to the combined and consolidated financial statements for information on these arrangements.

Item 3.     Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “HEW”. The following table sets forth the range of high and low sales prices for each quarter since our initial public offering on June 27, 2002.

	Fiscal 2002
	High	Low
3rd Quarter (June 27, 2002 through June 30, 2002)	$24.30	$22.00
4th Quarter (July 1, 2002 through September 30, 2002)	$31.40	$21.15

There is no established public trading market for Hewitt’s Class B or Class C common stock.

Holders Of Record

As of October 15, 2002, there were 694 shareholders of record of our Class A common stock, 38 shareholders of record of our Class B common stock (Hewitt Holdings LLC holds the shares held for the benefit of its owners, approximately 72% of the outstanding common stock of the Company), and 50 shareholders of record of our Class C common stock, as furnished by our Stock Transfer Agent and Registrar, EquiServe. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the shareholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual shareholders. As such, the number of beneficial owners of our stock is likely to be higher than the number of shareholders of record.

Dividend Policy

We do not anticipate paying cash dividends on our common stock in the foreseeable future, but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant, and subject to the terms of any financing arrangements.

Changes In Securities And Use Of Proceeds

On May 31, 2002, we issued 70,819,520 shares of our Class B common stock to Hewitt Holdings LLC (“Hewitt Holdings”) as part of our transition to a corporate structure whereby the interests in Hewitt Associates LLC were contributed to Hewitt Associates, Inc. Hewitt Holdings LLC was an “accredited investor” within the meaning of Regulation D under the Securities Act of 1933. We believe the issuance was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 regarding transactions not involving a public offering.

On June 5, 2002, the former partners of Bacon & Woodrow and a trust for the benefit of their employees received an aggregate of 1.4 million shares of our series A preferred stock in connection with the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow. The shares of series A preferred stock were subsequently exchanged for an aggregate of 9,417,526 shares of our common stock, consisting of 2,906,904 shares of Class B common stock and 5,568,869 shares of Class C common stock issued to the former partners of Bacon & Woodrow and 941,753 shares of Class A common stock issued to the trust for the benefit of their employees. Each of the former partners of Bacon & Woodrow and the trust for the benefit of their employees was an “accredited investor” within the meaning of Regulation D under the Securities Act of 1933. We believe the issuance was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 regarding transactions not involving a public offering.

On June 26, 2002, we registered 25 million shares under a Registration Statement on Form S-8 (File No. 333-91274) for grant under our Global Stock and Incentive Compensation Plan. As of September 30, 2002, 5,714,905 shares of restricted stock and restricted stock units and 4,089,003 non-qualified stock options on common stock were outstanding. As of September 30, 2002, 15,196,092 shares were available for grant under this plan.

On June 27, 2002, we sold 11,150,000 shares of Class A common stock at $19.00 per share in our initial public offering (File No. 333-84198). Our proceeds from the offering, net of the underwriting discount of $15 million and estimated offering expenses of $7 million, were $190 million. The managing underwriters for the offering were Goldman, Sachs & Co.; Banc of America Securities LLC; J.P. Morgan Securities Inc.; Salomon Smith Barney Inc.; UBS Warburg LLC; and Wachovia Securities, Inc. In July, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of our Class A common stock at $19.00 per share resulting in net proceeds of approximately $29 million. Of the $219 million of total net proceeds received, $52 million was used to repay the outstanding balance on our lines of credit and the remaining $167 million will be used for working capital and general corporate purposes.

Item 6.     Selected Financial Data

The selected financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the combined and consolidated financial statements and related notes and other financial information included elsewhere within this Annual Report on Form 10-K.

	2002	2001(3)	2000(3)	1999	1998
	(amounts in millions, except per share data)
Fiscal Year Ended September 30:
Total revenues	$1,750	$1,502	$1,306	$1,090	$876
Income before taxes and owner distributions (1)	—	183	182	156	143
Net income (1)	190	—	—	—	—
Loss per share-basic and diluted (2)	($0.27)	—	—	—	—

	2002	2001(3)	2000(3)	1999	1998
As of September 30:
Total assets	$1,219	$701	$703	$574	$477
Long-term obligations	236	172	153	91	149
Working capital	196	207	138	95	104

(1)
Prior to our transition to a corporate structure, Hewitt operated as a limited liability company. In such form, our owners were compensated through distributions of income and Hewitt did not incur firm-level income tax. Accordingly, results prior to May 31, 2002 do not include (i) compensation for services rendered by our owners or (ii) firm-level income tax expense. As a result, income before taxes and owner distributions is not comparable to net income of a corporation. In connection with our transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and we began to record their compensation and related expenses and we became subject to corporate income taxes. Additionally, on June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and their results are included in our results from the acquisition date of June 5, 2002 through September 30, 2002.

(2)
Loss per share is calculated based on earnings during the four month period from May 31, 2002, the date on which our transition to a corporate structure was completed, through September 30, 2002. The loss was generated primarily from several one-time charges incurred in connection with the transition to a corporate structure totaling $48 million and compensation expense related to the initial public offering restricted stock awards totaling $28 million through September 30, 2002. Similarly, common stock is weighted from the dates of issuance and not from the beginning of the periods presented. We refer you to Note 5 of the notes to the combined and consolidated financial statements.

(3)
Includes the results of Sageo. We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sageo.” The results of Sageo reduced income before taxes and owner distributions by $23 million and $74 million in fiscal years 2000 and 2001, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our combined and consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We refer you to the discussion within the “Note Regarding Forward-Looking Statements.”

We use the terms “Hewitt,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to the business of Hewitt Associates, Inc. and its subsidiaries and, with respect to the period prior to Hewitt’s transition to a corporate structure on May 31, 2002, the businesses of Hewitt Associates LLC and its subsidiaries and its then affiliated companies, Hewitt Financial Services LLC and Sageo LLC (“Hewitt Associates LLC and Affiliates”).

We use the term “owner” to refer to the individuals who are current or retired members of Hewitt Holdings LLC. These individuals (with the exception of our retired owners) became employees of Hewitt Associates, Inc. upon the completion of our transition to a corporate structure on May 31, 2002. We use the term “Hewitt Holdings” to refer to Hewitt Holdings LLC.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2002” or “fiscal 2002” means the twelve-month period that ended September 30, 2002. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our combined and consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Overview

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries provide human resources outsourcing and consulting services.

In connection with our transition to a corporate structure, which we completed on May 31, 2002, Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings and Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc. In our limited liability company form, our owners were compensated through distributions of income rather than through salaries, benefits and performance-based bonuses, and we did not incur any income tax. Upon our transition to a corporate structure, owners who worked in the business became our employees and we began to include their compensation in our compensation and related expenses, we became subject to corporate income taxes and we began to report net income and earnings per share.

On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow, an actuarial and benefits consulting firm in the United Kingdom. The results of operations for Bacon & Woodrow’s benefits consulting business are included in our historical results from the date of the acquisition, June 5, 2002.

On June 27, 2002, we sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $219 million in net cash proceeds after offering expenses.

For a pro forma presentation of results had these events occurred at the beginning of the periods presented, we refer you to the “Pro Forma Results of Operations” section.

Segments

We have two reportable segments:

Outsourcing—We apply our benefits and human resources domain expertise and employ our integrated technology platform and other tools to administer our clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). We assume and automate the resource-intensive processes required to administer our clients’ benefit programs, and we provide technology-based self-management tools that support decision-making and transactions by our clients’ employees. With the information and tools that we provide, we help our clients to optimize the return on their benefit investments. We have built on our experience in benefits outsourcing to offer employers the ability to outsource a wide range of human resource activities using our human resources business process outsourcing (“HR BPO”) solution.

Consulting—We provide actuarial services and a wide array of other consulting services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Sageo

In January 2000, our owners launched a new business, Sageo, with the intention of creating a stand-alone, Internet-based company that would provide a standardized set of health and welfare offerings to companies seeking less complex benefit solutions. Sageo was established as an investment opportunity by our owners that was separate from our core business and, therefore, was formed and managed as a separate business. We moved quickly to develop the capabilities to support this business by making significant expenditures, particularly on website development, as the Sageo business model evolved.

By the second half of fiscal 2001, Sageo had achieved reasonable sales success and was continuing to be well-received in the marketplace. At that time, however, our owners determined that it was not cost-effective to operate Sageo as a separate company since its stand-alone costs would likely exceed revenues for an extended period of time and because Sageo’s services had become a logical extension of the Hewitt offering. Our owners concluded that Sageo’s principal service offering, which was a web-based, self-service benefits and administration business using Hewitt’s back-end Total Benefit Administration™ and Hewitt Associates ConnectionsTM platform, could be more efficiently managed and grown by fully integrating Sageo into Hewitt and by dramatically reducing Sageo’s cost structure.

In the quarter ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the Total Benefit Administration™ web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed those Sageo employees who worked within the stand-alone Sageo operation. The functions of the terminated or redeployed employees included management, website development, human resources and sales. Sageo’s clients continue to be served as a fully integrated element of the Outsourcing segment.

We believe that in order to analyze the historical results of our business, it is important to understand the effect that Sageo, as a stand-alone operation (which it was during fiscal 2000 and fiscal 2001), had on our financial results. In fiscal years 2001 and 2000, Sageo’s operating losses were $73 million and $21 million, respectively. In fiscal 2002, during which time Sageo first operated with a significantly reduced cost structure as a part of Hewitt, Sageo contributed $2 million (which included a $1 million reduction in an accrued liability established during fiscal 2001) to our operating income.

The historical results of Sageo, which are included in the results of operations of our Outsourcing segment, are as follows:

Sageo Historical Financial Results

	Three Months Ended							Fiscal Year Ended
	3/31/00	6/30/00	9/30/00	12/31/00	3/31/01	6/30/01	9/30/01(1)	9/30/00	9/30/01(1)	9/30/02(2)
	(in thousands)
Revenues, net of reimbursements	$—	$69	$199	$2,021	$2,056	$2,538	$3,727	$268	$10,342	$14,552
Operating expenses(3):
Compensation and related expenses	—	5,983	6,635	6,125	8,705	9,608	9,613	12,618	34,051	8,551
Other operating expenses	104	216	755	2,333	2,804	2,000	1,877	1,075	9,014	3,527
Selling, general and administrative expenses	1,252	1,413	4,538	8,877	5,507	2,477	(2,591)	7,203	14,270	174
Non-recurring software charge	—	—	—	—	—	—	26,469	—	26,469	—

Total operating expenses	1,356	7,612	11,928	17,335	17,016	14,085	35,368	20,896	83,804	12,252
Operating (loss) income	(1,356)	(7,543)	(11,729)	(15,314)	(14,960)	(11,547)	(31,641)	(20,628)	(73,462)	2,300
Other (expense) income, net	—	—	(2,358)	(295)	(331)	(164)	314	(2,358)	(476)	—

(Loss) income before taxes, and owner distributions	$(1,356)	$(7,543)	$(14,087)	$(15,609)	$(15,291)	$(11,711)	$(31,327)	$(22,986)	$(73,938)	$2,300

(1)
In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefit Administration™ web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation.

(2)
Sageo operated as part of Hewitt during the year ended September 30, 2002. Sageo’s net income in 2002 includes a $1 million reduction in an accrued expense upon settlement of the obligation. The accrued expense was established in fiscal 2001.

(3)	Excludes reimbursable expenses.

Critical Accounting Policies and Estimates

Revenues

Revenues include fees primarily generated from outsourcing contracts and from consulting services provided to our clients. Of our $1.7 billion of net revenues in 2002, 65% was generated in our outsourcing segment and 35% was generated in our consulting segment.

Under our outsourcing contracts, our clients agree to pay us an implementation fee and an ongoing service fee. The implementation fee covers only a portion of the costs we incur to transfer the administration of a client’s plan onto our systems, including costs associated with gathering, converting, inputting and testing the client’s data, tailoring our systems and training our employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans or human resource programs or processes, the number of participants or personnel and the scope of the delivery model.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we recognize revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Most indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized as services are provided. Ongoing service fees are typically billed on a monthly basis, typically based on the number of plan participants or services. There is often an agreement that the ongoing service fee will be adjusted if the number of participants changes materially. However, a weakening of general economic conditions or the financial condition of our clients, resulting in workforce reductions, could have a negative effect on our outsourcing revenues. Services provided outside the scope of our outsourcing contracts are typically billed on a time-and-materials basis.

Our outsourcing contracts typically have a three- to five-year term. However, a substantial portion of our outsourcing contracts may be terminated by our clients, generally upon 90 to 180 days notice. Normally, if a client terminates a contract or project, the client remains obligated to pay for services performed (including unreimbursed implementation costs), and for any commitments we have made on behalf of our clients to pay third parties. Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Estimates made are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income.

Our clients pay for our consulting services either on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis. We recognize revenues under time-and-materials based arrangements as services are provided. On fixed-fee engagements, we recognize revenues on a percentage of completion basis (i.e., based on the percentage of services provided during the period compared to the total estimated services to be provided). Losses on consulting projects are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work. Each project has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about overall profitability and stage of project completion which impacts how we recognize revenue. Estimates of project costs and revenues may change and are subject to revision as the project progresses. Such revisions may result in increases or decreases to revenues and income.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the amount to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. A factor mitigating this risk is that for the years ended September 30, 2002, 2001 and 2000, no single client accounted for more than 10% of our  total revenues.

Long-Lived Assets Held and Used

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the discounted future cash flows of the asset.

On October 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. We will evaluate our goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation will be based upon a comparison of the estimated fair value of the line of business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that line of business. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the line of business.

Our estimate of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Stock-Based Compensation

Our stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and non-qualified stock options as well as other forms of stock-based compensation. We refer you to Note 18 in the notes to the combined and consolidated financial statements for additional information on this plan and plan activity in 2002.

We account for our stock-based compensation plans under SFAS No. 123, Accounting for Stock-based Compensation, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and net income per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

This year, in connection with our initial public offering, we granted non-qualified stock options to acquire  4.1 million shares of our Class A common stock to our employees. This represents approximately 4.2% of the outstanding shares as of September 30, 2002. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, we would have recorded approximately $1.1 million in additional expense and reported net income of $189 million for the year. The net loss applicable to common stockholders for the period from May 31, 2002, through September 30, 2002 would have been $24 million and the net loss per basic and diluted share would have been ($0.28). The difference between the net loss per share as reported and the net loss per share under the provisions of SFAS No. 123 would have been ($0.01) in 2002.

Estimates

Various assumptions and other factors underlie the determination of significant accounting estimates.  The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques.  We periodically reevaluate these significant factors and make adjustments when facts and circumstances dictate, however, actual results may differ from estimates.

Basis of Presentation

Revenues

Revenues include fees primarily generated from outsourcing contracts and from consulting services provided to our clients. Revenues earned in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

We record gross revenue for any outside services when we are primarily responsible to the client for the services or bear the credit risk in the arrangement. We record revenue net of related expenses when a third party assumes primary responsibility to the client for the services or bears the credit risk in the arrangement.

Additionally, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown separately within total revenue in accordance with Emerging Issue Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Similarly, related reimbursable expenses are also shown separately within operating expenses. We refer to revenues before reimbursements as net revenues.

Compensation and Related Expenses

Our largest operating expense is compensation and related expenses, which includes salaries and wages, annual performance-based bonuses, benefits (global profit sharing, retirement and medical), payroll taxes, temporary staffing services, training and recruiting. For all historical periods presented prior to May 31, 2002, compensation and related expenses do not include compensation expense related to our owners since these individuals received distributions of income rather than compensation when the Company operated as a limited liability company. As a result of our transition to a corporate structure on May 31, 2002, the owners became employees and the Company began to expense their compensation and related expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of third-party costs associated with promotion and marketing, professional services, advertising and media, corporate travel and other general office expenses such as insurance, postage, office supplies and bad debt expense.

Other Expenses, Net

Other expenses, net primarily includes interest expense, interest income, gains and losses from investments and gains and losses on asset disposals, shown on a net basis.

Provision for Income Taxes

Prior to May 31, 2002, taxes on income earned by the predecessor limited liability company were the responsibility of the individual owners. Therefore, for periods ended on or prior to May 31, 2002, the historical financial statements do not reflect the income taxes that we would have incurred as a corporation. As a result of our transition to a corporate structure on May 31, 2002, we became subject to corporate income taxes and began applying the provisions of the asset and liability method outlined in SFAS No. 109, Accounting for Income Taxes.

Income Before Taxes and Owner Distributions and Net Income

Prior to May 31, 2002, we operated as a group of affiliated limited liability companies and recorded income before taxes and owner distributions in accordance with accounting principles generally accepted in the  United States. As a result of our transition to a corporate structure on May 31, 2002, owners who worked in the business became our employees and we began to include their compensation in our compensation and related expenses, we became subject to corporate income taxes and we started to report net income and earnings per share. As such, the historical results of operations after May 31, 2002 reflect a corporate basis of presentation and are not directly comparable to the results from prior periods, which reflect a partnership basis of presentation.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. Operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended September 30,
	2000	2001	2002
Revenues:
Revenues before reimbursements (net revenues)	100.0%	100.0%	100.0%
Reimbursements	2.0	1.8	2.0

Total revenues	102.0	101.8	102.0
Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards (1)	55.9	56.8	59.1
Initial public offering restricted stock awards	—	—	1.6
Reimbursable expenses	2.0	1.8	2.0
Other operating expenses	24.0	22.8	20.9
Selling, general and administrative expenses	5.9	6.0	4.4
Non-recurring software charge (2)	—	1.8	—

Total operating expenses	87.8	89.2	88.0
Operating income (3)	14.2	12.6	14.0
Other expenses, net	(0.0)	(0.2)	(1.0)

Income before taxes and owner distributions (4)	14.2%	12.4%

Pretax income			13.0
Provision for income taxes			1.9

Net income			11.1%

(1)
Compensation and related expenses did not include compensation related to our owners for 2000, 2001 and for eight months of 2002 prior to our transition to corporate structure on May 31, 2002. Additionally, on

June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and their compensation and related expenses were included in our results from the acquisition date through September 30, 2002.

(2)	Non-recurring software charge related to the discontinuation of the Sageo website. We refer you to the discussion of “Sageo” above.
(3)
These results include the results of Sageo shown in the table on page 19. Sageo reduced operating income as a percentage of net revenues by 1.6% and 5.0% for the years ended September 30, 2000 and 2001, respectively.

(4)
Income before taxes and owner distributions is not comparable to net income of a corporation because, due to our limited liability company form in these periods, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax.

Fiscal Years Ended September 30, 2002, 2001 and 2000

Net Revenues

Net revenues were $1,716 million in 2002, $1,476 million in 2001 and $1,281 million in 2000. Net revenues increased by 16% in 2002 and by 15% in 2001. In 2002 and 2001, we grew net revenues by expanding our existing client relationships and by adding new clients. Outsourcing net revenues increased by 17% to $1,115 million in 2002, by 19% to $952 million in 2001 and by 29% to $803 million in 2000. We achieved significant revenue growth in our outsourcing business in 2002, though at a reduced rate, despite difficult economic conditions. In 2002 and 2001, we have also been more selective in adding clients to our outsourcing business in an effort to improve our margins. Consulting net revenues increased by 15% to $601 million in 2002, 10% to $524 million in 2001, and 10% to $478 million in 2000. In 2002, Consulting net revenues were also higher as a result of the June 2002 acquisition of the actuarial and benefits consulting business of Bacon & Woodrow and from growth in health benefit management and retirement plan consulting. These increases were partially offset by a decrease in revenue from discretionary consulting services over the prior year. In 2001, we experienced growth across the entire spectrum of our consulting services, including significant growth in international operations. In 2000, we experienced growth in retirement plan consulting and international operations.

Compensation and Related Expenses

Compensation and related expenses were $1,015 million in 2002, $838 million in 2001 and $715 million in 2000. These expenses increased by 21% in 2002 and by 17% in 2001. Because we operated as a limited liability company through May 31, 2002, compensation and related expenses included owners’ compensation of  $61 million for the four months ended September 30, 2002. In connection with our transition to a corporate structure, in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more common stock than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to establishing a vacation liability for the owners. In 2001 and 2000, compensation and related expenses included Sageo expenses of $34 million and $13 million, respectively. Exclusive of the non-recurring charges in the current year, Sageo expenses in the prior years, and excluding owner compensation for the four months from June 1, 2002 through September 30, 2002, compensation and related expenses as a percentage of net revenues decreased to 54% in 2002, from 55% in 2001 and 2000. The decrease was due to increased productivity in outsourcing and certain consulting areas partially offset by four months of compensation expense related to our acquisition of the actuarial and benefits consulting business of Bacon & Woodrow and increases in associate numbers and annual compensation.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to employees. The one-time initial public offering-related awards were valued at $110 million at the grant date, with 37% amortized on a straight-line basis from the grant date to December 31, 2002 and 63% amortized on a straight-line basis over four years through June 30, 2006. The $28 million of expense in fiscal 2002 represents the amortization of these awards from our initial public offering date and related accrued payroll taxes on such awards.

Other Operating Expenses

Other operating expenses were $358 million in 2002, $337 million in 2001 and $307 million in 2000. These expenses increased by 6% in 2002 and by 10% in 2001. As a percentage of net revenues, other operating expenses were 21% in 2002, 23% in 2001 and 24% in 2000. Included in other operating expenses were Sageo expenses of $9 million in 2001 and $1 million in 2000. Exclusive of Sageo, other operating expenses as a percentage of net revenues were 22% in 2001 and 24% in 2000. The decrease as a percentage of net revenues in 2002 was primarily the result of revenue growing at a faster rate than other operating expenses and our leveraging prior technology and occupancy costs to support expanded and new business. The $20 million increase in other operating expenses in 2002 primarily reflects four months of operations at the benefits consulting business of Bacon & Woodrow that we acquired on June 5, 2002, along with increased spending in technology and maintenance expense in outsourcing, offset in part by lower depreciation expenses on computer equipment and lower software maintenance expenses. The decrease in other operating expenses as a percentage of net revenues in 2001 reflects the leveraging of our technology and occupancy costs.

Selling, General and Administrative Expenses

SG&A expenses were $76 million in 2002, $88 million in 2001, and $76 million in 2000. These expenses decreased by 14% in 2002 and increased by 16% in 2001. As a percentage of net revenues, SG&A expenses were 4% in 2002 and 6% in 2001 and 2000. Included in SG&A were Sageo expenses of $14 million in 2001 and  $7 million in 2000. Exclusive of Sageo, SG&A expenses as a percentage of net revenues were 5% in 2001 and 2000. The decrease as a percentage of net revenues in 2002 was primarily the result of revenue growing at a faster rate than SG&A expenses. The $2 million increase in SG&A expenses in 2002, after the effect of Sageo in 2001, primarily reflects the operations of the benefits consulting business of Bacon & Woodrow that we acquired on June 5, 2002, offset in part by lower client-related and internal travel-related expenses.

Non-Recurring Software Charge

In the three months ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the Total Benefit Administration™ web interface, and Sageo employees who were directly involved in supporting clients were transferred to Hewitt. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software and recognized a  $26 million non-recurring charge.

Other Expenses, Net

Other expenses, net were $17 million in 2002, $3 million in 2001 and $0.5 million in 2000. As a percentage of net revenues, other expenses, net was 1% or less in all three years. Interest expense was $16 million in 2002, $16 million in 2001, and $13 million in 2000. Interest expense remained flat in 2002 from 2001. A portion of our short-term debt was repaid with proceeds from the initial public offering. This reduction in debt decreased our interest expense, however, this decrease was offset by interest expense from our two new office space capital leases. The increases in interest expense from 2000 to 2001 resulted from borrowings used to finance additions of computer equipment and leasehold improvements at our leased office space to accommodate growth in both our outsourcing and consulting segments. In 2002, other expenses, net included a loss from a foreign currency option contract purchased in connection with our acquisition of the benefits consulting business of Bacon & Woodrow. In 2001 and 2000, other expenses, net also included a non-recurring gain on an investment related to stock that we received in connection with the demutualization of an insurance company that had provided health and other general insurance to us for many years. A gain of $4 million was recorded in 2000 upon receipt of the stock, and an additional gain of $5 million, resulting from stock price appreciation, was recorded in 2001 when the stock was sold. No such gains were recorded in 2002.

Provision for Income Taxes

The provision for income taxes was $33 million for the year ended September 30, 2002. Approximately  $22 million related to tax liabilities arising from a mandatory change in our tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $11 million represents income tax expense arising from earnings between May 31, 2002 and September 30, 2002 while we operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more common stock than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, was not tax deductible.

Segment Results

We operate many of the administrative functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared service functions include general office support and space management, overall corporate management, finance and general counsel. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of these administrative and marketing functions are not allocated to the business segments. Instead, they are included in unallocated shared costs. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

Business Segments	Year Ended September 30,
	2000	2001	2002
	(in thousands)
Outsourcing (1)
Revenues before reimbursements (net revenues)	$802,683	$951,884	$1,115,462
Segment income before non-recurring software charge (2)	137,716	164,425	272,702
Segment income (2)	137,716	137,956	272,702

Consulting (3)
Revenues before reimbursements (net revenues)	$477,869	$523,777	$600,735
Segment income (2)	151,060	168,766	161,787

Total Company
Revenues before reimbursements (net revenues)	$1,280,552	$1,475,661	$1,716,197
Reimbursements	25,507	26,432	33,882

Total revenues	$1,306,059	$1,502,093	$1,750,079

Segment income before non-recurring software charge	$288,776	$333,191	$434,489
Non-recurring software charge	—	26,469	—

Segment income (2)	$288,776	$306,722	$434,489
Charges not recorded at the segment level:
One-time charges (4)	—	—	26,143
Initial public offering restricted stock awards (5)	—	—	27,525
Unallocated shared costs (2)	106,631	121,020	140,501

Total operating income (2)	$182,145	$185,702	$240,320

(1)
The fiscal year 2000 and 2001 Outsourcing results include the results of Sageo prior to the decision to transition Sageo clients from Sageo’s website to the Total Benefit Administration™ web interface and the

Sageo employees who were directly involved in supporting clients were transferred to Hewitt. In the year ended September 30, 2001, stand-alone company expenses were eliminated and Sageo website development spending ceased. Sageo contributed $0 and $10 million of Outsourcing net revenues and reduced segment income by $21 and $73 million for the years ended September 30, 2000 and 2001, respectively.

(2)
Prior to May 31, 2002, owners were compensated through distributions of income. In connection with our transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and we began to record their compensation as compensation and related expenses in arriving at segment income.

(3)
On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in our Consulting segment results from the acquisition date of June 5, 2002 through September 30, 2002.

(4)
In connection with our transition to a corporate structure, the following one-time charges were incurred: a) $8 million of non-recurring compensation expense related to the establishment of a vacation liability for our former owners and b) $18 million of non-recurring compensation expense resulting from certain owners receiving more common stock than their proportional share of total capital, without offset for those owners who received less than their proportional share.

(5)	Compensation expense of $28 million related to the amortization of initial public offering restricted stock awards.

Outsourcing

Fiscal Years Ended September 30, 2002, 2001 and 2000

Outsourcing net revenues were $1,115 million in 2002, $952 million in 2001 and $803 million in 2000. Net revenues increased by 17% in 2002 and by 19% in 2001. Net revenues grew by expanding our services with existing clients and by adding new clients. We achieved significant revenue growth in our outsourcing business in 2002, though at a reduced rate, despite difficult economic conditions. In 2002 and 2001, we have also been more selective in adding clients to our outsourcing business in an effort to improve our margins.

Outsourcing segment income before the non-recurring software charge as a percentage of outsourcing net revenues was 24% in 2002 and 17% in 2001 and 2000. In connection with our transition to a corporate structure, in June 2002, we began to record compensation expense related to owners who became employees on May 31, 2002, which significantly increased compensation in the current year while there was no owner compensation in the prior year when we operated as a limited liability company. Also, in the prior year, Sageo’s operating losses included in this segment were $73 million in 2001 and $21 million in 2000. Exclusive of Sageo’s operating loss in the prior year periods and excluding owner compensation for four months in 2002, segment income before non-recurring software charge as a percentage of outsourcing net revenues was 26% in 2002, 22% in 2001 and 20% in 2000. This margin improvement reflects the leveraging of our technology and occupancy costs, as well as efforts to improve efficiencies with current clients.

Consulting

Fiscal Years Ended September 30, 2002, 2001 and 2000

Consulting net revenues were $601 million in 2002, $524 million in 2001 and $478 million in 2000. Net revenues increased by 15% in 2002 and 10% in 2001. In 2002, net revenues increased from the acquisition of the U.K.-based benefits consulting business of Bacon & Woodrow for the final four months of fiscal 2002, as well as growth in health benefit management and retirement plan consulting. These increases were partially offset by a slight decrease in global revenues from discretionary consulting services over the prior year. In 2001, we experienced growth across the entire spectrum of our consulting services, including significant growth in our international operations.

Consulting segment income as a percentage of consulting net revenues was 27% in 2002 and 32% in 2001 and 2000. In connection with our transition to a corporate structure, in June 2002, we began to record compensation expense related to owners who became employees on May 31, 2002, which significantly increased compensation in the current year while there was no owner compensation in the prior year when we operated as a limited liability company. Exclusive of owner compensation for four months in 2002, segment income as a percentage of consulting net revenues was 32% in 2002.

Quarterly Results

The following tables set forth the unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited combined and consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. We refer you to “Sageo” on page 19 for additional information on unusual items affecting the historical quarterly results.

	Fiscal 2001				Fiscal 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr (4) (5)	4th Qtr (4)
	(amounts in millions, except per share data)
Revenues:
Net revenue*	$362	$365	$374	$375	$404	$409	$430	$473
Reimbursements*	7	7	7	5	7	7	9	11

Total revenues*	369	372	381	380	411	416	439	484
Operating expenses:
Compensation and related expenses, excluding initial public offering awards (1)	206	211	211	209	217	224	272	302
Initial public offering awards	—	—	—	—	—	—	1	26
Reimbursable expenses*	7	7	7	5	7	7	9	11
Other operating expenses*	91	83	81	83	88	87	86	97
Selling, general and administrative expenses*	28	26	21	14	13	21	21	21
Non-recurring software charge (2)	—	—	—	26	—	—	—	—

Total operating expenses*	332	327	320	337	325	339	389	457

Operating income*	37	45	61	43	86	77	50	27
Other (expense)/income*	(3)	(3)	(2)	5	(4)	(5)	(3)	(5)

Income before taxes and owner distributions (3)*	$34	$42	$59	$48	$82	$72

Income before income taxes							47	22
Provision for income taxes							25	8

Net income							$22	$14

Earnings per share—basic**							$(0.51)	$0.16
—diluted**							$(0.51)	$0.15

*	Includes the results of Sageo shown in the table on page 19.
**	Earnings per share for the quarter ended June 30, 2002 reflects our operations for the month of June 2002, the one month we were a corporation.
(1)
Compensation for services rendered by owners has not been reflected in the combined and consolidated financial statements for periods prior to our transition to corporate structure on May 31, 2002. Prior to our transition to a corporate structure, we operated as a limited liability company and owners were compensated through distributions of income rather than through salaries, benefits and performance-based bonuses.

(2)	Non-recurring software charge related to the discontinuation of the Sageo website. We refer you to “Sageo” above.

(3)
Income before taxes and owner distributions as a limited liability company is not comparable to net income of a corporation because (i) compensation and related expenses did not include compensation expenses related to our owners since these individuals received distributions of income rather than compensation and (ii) we incurred no corporate income tax.

(4)
In connection with our transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and we began to reflect their compensation in compensation and related expenses. We also became subject to corporate income taxes. Additionally, on June 5, 2002, we acquired the actuarial and benefits consulting business of Bacon & Woodrow and their results are included in our results from this date.

(5)
For the third quarter ended June 30, 2002, earnings per share was calculated based on earnings between May 31, 2002 and June 30, 2002, the period during which the Company operated as a corporation. During the month of June 2002, we also incurred several one-time charges totaling $48 million (see Note 3 to our combined and consolidated financial statements) related to our transition to a corporate structure, which resulted in a net loss. Additionally, common stock has been weighted from the dates of issuance and not from the beginning of the periods presented. As such, earnings per share for this quarter may not be indicative of earnings per share for future quarters.

Seasonality and Inflation

Revenues and income vary over the fiscal year. Within our Outsourcing segment, we generally experience a seasonal increase in our fourth and first fiscal quarter revenues because the timing of our clients’ benefit enrollment processes typically occurs during the fall. Within our Consulting segment, we typically experience a seasonal peak in the third and fourth fiscal quarters which reflects our clients’ business needs for these services. We believe inflation has had little effect on our results of operations during the past three years.

Pro Forma Results of Operations

During the year ended September 30, 2002, we completed several transactions that will have a significant effect on our results in future periods. We completed our transition to a corporate structure in May 2002, and our initial public offering and the Bacon & Woodrow acquisition in June 2002. The following pro forma results give effect to these transactions as if they occurred as of October 1, 2001, excluding any non-recurring adjustments, to allow for comparability. Prior year pro forma results have not been presented as supplemental information as we believe the prior year results are not comparable to the current year results primarily because of the Sageo operating losses incurred in 2001. We believe that current year results as adjusted would provide more meaningful information for future comparison.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our “Pro Forma Combined Financial Information” and combined financial statements and related notes in our Registration Statement (No. 333-84198) on Form S-1 filed with the Securities and Exchange Commission in connection with our initial public offering and our combined and consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Hewitt Associates, Inc.
Pro Forma Consolidated and Combined Income Statements

(unaudited)

	Year Ended September 30, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments(1)	Adjustments for the Offering(2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$1,716	$91	—	—	$1,807
Reimbursements	34	3	—	—	37

Total revenues	1,750	94	—	—	1,844
Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,014	50	93	—	1,157
Initial public offering restricted stock awards	28	—	—	35	63
Reimbursable expenses	34	3	—	—	37
Other operating expenses	358	11	2	—	371
Selling, general and administrative expenses	76	14	(8)	—	82

Total operating expenses	1,510	78	87	35	1,710
Operating income	240	16	(87)	(35)	134
Other expenses, net	(17)	(1)	3	—	(15)

Income before taxes and owner distributions	223	15	(84)	(35)	119
Provision for income taxes	33	—	29	(13)	49

Income before owner distributions		$15

Net income	$190		($113)	($22)	$70

Earnings per share:
—basic					$0.75
—diluted.					$0.73
Weighted average shares:
—basic					93,256,209
—diluted.					96,252,501

(1)
Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: an $8 million compensation expense for a vacation liability arising from the Company’s former owners becoming employees of the Company; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from a $5 million tax benefit arising from a mandatory change in our tax accounting method and a $27 million net liability arising from the establishment of deferred tax assets and liabilities; a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition; a $6 million expense related to the former Bacon & Woodrow partners’ purchase of indemnity insurance prior to the acquisition; $2 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; and $4 million of losses incurred on a foreign currency purchase option related to the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $120 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $51 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.

(2)
Offering adjustments include compensation expense of $35 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $13 million.

On a pro forma basis, the Company’s net revenues were $1,807 million compared to its actual net revenues of $1,716 million for the year ended September 30, 2002. The difference in the net revenues is attributable to the inclusion of a full twelve months of Bacon & Woodrow net revenues on a pro forma basis as compared to the inclusion of the Bacon & Woodrow net revenues from the June 5, 2002 acquisition date.

On a pro forma basis, the Company’s net income was $70 million compared to its actual net income of $190 million for the year ended September 30, 2002. The difference in the net income is attributable to: (1) the inclusion of Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (2) the inclusion of amortization expense for the intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (3) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; (4) the exclusion of non-recurring charges for owner vacation accrual and the disproportionate share compensation charge from pro forma net income; (5) the inclusion of owner salaries, benefits, bonuses and payroll taxes for all periods in pro forma net income; (6) the exclusion of non-recurring charges for the establishment of deferred tax assets and liabilities from pro forma net income; (7) the exclusion of losses incurred on the foreign currency purchase option; (8) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period in pro forma net income; and (9) the inclusion of compensation expense for all periods reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards.

Core Earnings and Core Earnings Per Share

We assess our underlying operating performance once all non-recurring or offering-related adjustments made in connection with our transition to a corporate structure and the initial public offering have been removed and owner compensation expenses and corporate income taxes have been included. We call this measure of earnings “core earnings”. For the year ended September 30, 2002, our core earnings and core earnings per share would have been:

Core Earnings and Core Earnings Per Share (in thousands except for share and per share amounts)	Year Ended September 30, 2002
Pretax income as reported	$223,426
Deduct pro forma owner compensation for periods prior to the transition to a corporate structure(1)	(108,135)
Add back non-recurring charges(2)	26,143
Add back amortization of one-time initial public offering restricted stock awards	27,525

Core pretax income	$168,959
Adjusted income tax expense(3)	69,274

Core net income	$99,685
Core earnings per share:
Basic	$1.20
Diluted	$1.20
Core shares outstanding:
Basic(4)	82,919,285
Diluted(5)	83,094,315

(1)	Reflects pro forma compensation for Hewitt owners from October 1, 2001 through May 31, 2002 as if we had been a corporation during that time.
(2)	Non-recurring charges in pretax income as reported consisted of $18 million for the disproportionate share allocation charge and $8 million for the establishment of an owner vacation liability.
(3)	Reflects an effective tax rate of 41.0%.
(4)
Shares are weighted for the time that they are outstanding as noted below. In fiscal year 2003, these shares will be weighted for the entire periods presented, and as such, the higher number of outstanding shares will decrease core earnings per share. The core shares outstanding include the following shares that were assumed to be outstanding—

For the entire period:
—70,819,520	shares of Class B common stock issued to Hewitt Holdings for the benefit of our owners in connection with the transition to corporate structure
—5,789,908	shares underlying the initial public offering restricted stock awards, less net forfeitures of 75,003
Since the offering date, June 27, 2002:
—11,150,000	shares of Class A common stock issued in connection with the initial public offering weighted as of June 27, 2002
—1,672,500	shares of Class A common stock issued in connection with the exercise of the over-allotment option for the initial public offering weighted as of July 9, 2002
Since the acquisition date, June 5, 2002:
—9,417,526
shares issued in connection with the June 5, 2002 acquisition of the actuarial and benefits consulting business of Bacon & Woodrow. Of the 9,417,526 shares, 941,753 shares are Class A common stock, 2,906,904 shares are Class B common stock, and 5,568,869 shares are Class C common stock.

From the grant date:
—3,404	shares of Class A common stock issued and weighted as of July 31, 2002
(5)
In addition to the shares outstanding for core basic earnings per share, the dilutive effect of stock options calculated using the Treasury Stock Method outlined in SFAS No. 128, Earnings Per Share, was 175,030 shares for the year ended September 30, 2002.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. Our change to a corporate structure in May 2002, and our initial public offering in June 2002, provided access to new forms of debt and equity financing to fund new investments and acquisitions as well as to meet ongoing and future capital resource needs.

Summary of Cash Flows (in thousands)	Year ended September 30,
	2000	2001	2002
Cash provided by:
Operating activities	$229,052	$343,508	$251,142
Cash used in:
Investing activities	(130,505)	(88,528)	(95,714)
Financing activities	(92,820)	(209,954)	(81,649)
Effect of exchange rates on cash	(157)	(595)	2,065

Net increase (decrease) in cash and cash equivalents	5,570	44,431	75,844
Cash and cash equivalents at beginning of period	10,605	16,175	60,606

Cash and cash equivalents at end of period	$16,175	$60,606	$136,450

At September 30, 2002, our cash and cash equivalents were $136 million, as compared to $61 million at September 30, 2001, an increase of $76 million or 125%. Cash and cash equivalents increased primarily due to the receipt of proceeds from our initial public offering, partly offset by the payment of owner distributions before incorporation and the reduction of debt after the offering.

For the years ended September 30, 2002 and 2001, cash provided by operating activities was $251 million and $344 million, respectively. The decrease in 2002 was primarily due to the distribution of $153 million of client receivables to Hewitt Holdings in the year ended September 30, 2002, related to the transition to a corporate structure in May 2002, partly offset by an increase in net income and higher accrued expenses. The $153 million distribution of receivables to Hewitt Holdings was a one-time transaction that reduced cash collections in fiscal 2002 and therefore reduced our cash flows from operating activities.

For the year ended September 30, 2002 and 2001, cash used in investing activities was $96 million and $89 million, respectively. The increase in cash used in investing activities was primarily due to increased spending on hardware and consultant-developed software.

For the year ended September 30, 2002 and 2001, cash used in financing activities was $82 million and $210 million, respectively. The decrease was primarily due to the receipt of the initial public offering proceeds, offset by increased capital distributions. For the year ended September 30, 2002, capital distributions to Hewitt Holdings accounted for the majority of the cash used in financing activities including $55 million in cash distributed to Hewitt Holdings to fund a distribution to the owners of accumulated earnings in preparation of the Company’s transition to a corporate structure. For the year ended September 30, 2001, capital distributions from Hewitt Holdings had been a function of the timing of discretionary withdrawals by our owners and the needs of Hewitt Holdings for the construction of facilities for use by Hewitt Associates LLC and Affiliates. In future periods, distributions to owners will be replaced by compensation and related expenses, which will affect the net cash provided by operating activities. For the year ended September 30, 2002, repayments exceeded borrowings by $37 million primarily due to the repayment of borrowings with proceeds from the initial public offering, offset by borrowings related to two new building capital leases and the addition of Bacon & Woodrow debt.

Debt and Commitments

Significant ongoing commitments consist primarily of leases and debt. The following table shows the minimum future non-cancelable rental payments required under leases which have initial or remaining non-

cancelable lease terms in excess of one year. Total rental expense for operating leases was $104 million in 2002, $87 million in 2001 and $83 million in 2000.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2003	2004–2005	2006–2007	Thereafter
	(in millions)
Operating leases:
Related party	$499	$34	$67	$67	$331
Third party	310	48	80	58	124

	809	82	147	125	455
Capital leases:
Related party	24	–	2	2	20
Third party	76	11	8	6	52

	101	11	10	8	72
Debt	184	37	26	51	70

Total Contractual Obligations	1,094	130	183	184	597

We have entered into real estate transactions with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, The Bayview Trust and Overlook Associates (an equity method investment of Hewitt Holdings). The following are real estate lease commitments outstanding as of September 30, 2002:

Holdings Property Entity	Location	Commencement Date	Expiration Date
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Hewitt Properties VII	Norwalk, Connecticut	September 2001	September 2011
The Bayview Trust	Newport Beach, California	June 2002	May 2017
Overlook Associates	Lincolnshire, Illinois	*	*

*	We have several leases of various terms with Overlook Associates. The first began in 1989 and the last will expire in 2017.

Total lease payments were $40 million in 2002, $39 million in 2001 and $35 million in 2000. The leases were entered into on terms comparable to those which would have been obtained in an arm’s length transaction. The underlying real property value owned by the Hewitt Holdings’ property entities aggregated $394 million and $461 million in 2002 and 2001. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third-party debt. Total outstanding debt owed to third parties by these related parties totaled $285 million and $319 million in 2002 and 2001. The debt is payable over periods that range from 3 to 18 years, and bears fixed interest rates that range from 5.58% to 7.93%. This debt is not reflected on our balance sheet as the obligation represented by the debt is an obligation of Hewitt Holdings and its related parties and is not an obligation of the Company. Substantially all of the activities of the Hewitt Holdings’ property entities involve assets that are leased to us.

In April 2002, Hewitt Properties VII sold the Norwalk, Connecticut property and we entered into a 15-year capital lease with the purchaser to lease the office space. We recorded a $65 million increase to both property and long-term debt to record this long-term lease obligation. Payments are made in monthly installments at 7.33% interest. The debt remaining at September 30, 2002 related to this lease is $64 million.

In June 2002, we entered into a 15-year capital lease with The Bayview Trust to lease office space in Newport Beach, California. We recorded a $24 million increase to both property and long-term debt to record this long-term lease obligation. Payments are made in monthly installments at 7.33% interest. The debt remaining at September 30, 2002 related to this lease was $24 million.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.5% to 8.0%. At September 30, 2002, the outstanding balance on the equipment financing agreements was $13 million.

Our debt consists primarily of lines of credit, term notes and equipment financing arrangements. We have two unsecured line of credit facilities. The 364-day facility expires on September 26, 2003, and provides for borrowings up to $70 million. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50 million. Borrowings under either facility accrue interest at LIBOR plus 52.5 to 72.5 basis points or the prime rate, at our option. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under both facilities. If the aggregate utilization under both facilities exceeds 50% of the aggregate commitment, an additional utilization fee, based on the aggregate utilization, is assessed at a rate of 0.125% per annum. At September 30, 2002, there was no outstanding balance on either facility.

We have an unsecured multi-currency line of credit permitting borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. At September 30, 2002, the outstanding balance on the unsecured multicurrency line of credit was approximately $6 million. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings up to £17 million at a current rate of 4.85%. As of September 30, 2002, the outstanding balance was £15 million, equivalent to approximately $24 million. There is other foreign debt outstanding at September 30, 2002 totaling approximately $4 million.

We have unsecured senior term notes with various note holders totaling $150 million as of September 30, 2002. The notes have fixed interest rates ranging from 7.5% to 8.1% and are repayable in annual installments from 2003 through 2012.

A number of our debt agreements call for the maintenance of specified financial ratios, among other covenants. At September 30, 2002, we were in compliance with the terms of our debt agreements.

In connection with the transition to a corporate structure, in May 2002 we distributed $153 million of accounts receivable and $55 million of cash to Hewitt Holdings to fund a distribution to the owners of previously undistributed earnings. To fund short-term working capital requirements, we borrowed $52 million against our line of credit.

In connection with the initial public offering, we raised approximately $219 million in net proceeds after offering expenses. In July 2002, we used the proceeds to repay $52 million in indebtedness under our unsecured line of credit which included $24 million of debt incurred to pay the liabilities assumed in connection with the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow. The remainder will be used for working capital and general corporate purposes.

We believe the net proceeds of the offering, together with funds from operations, current assets and existing credit facilities, will satisfy our expected working capital, contractual obligations, capital expenditures and investment requirements through at least fiscal 2003. We believe our change to a corporate structure will provide financing flexibility to meet ongoing and future capital resource needs and access to equity for additional investments and acquisitions.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. For acquisitions made prior to July 1, 2001, Hewitt has adopted the provisions of SFAS No. 142 as of October 1, 2002. The change is not expected to have a material effect on the Company’s results. The acquisition of the benefits consulting business of Bacon & Woodrow occurred after the provisions of SFAS 141 and 142 went into effect. Goodwill generated from the acquisition will not be amortized but will be reviewed for impairment along with certain other identifiable intangible assets recorded pursuant to SFAS No. 141 and 142.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model based on the framework established in SFAS No. 121. The Company has adopted SFAS No. 144 as of October 1, 2002, and believes that the adoption will not significantly impact its consolidated financial position or results of operations in fiscal 2003.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement under SFAS No. 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS No. 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishments that do not meet the criteria for an extraordinary item in APB No. 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company adopted SFAS No. 145 on October 1, 2002, and the adoption did not have a material affect on the Company’s financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “should,” “will” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A significant or prolonged economic downturn could have a material adverse effect on our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services, our business may be negatively affected.

•	Our transition to corporate structure may adversely affect our ability to recruit, retain and motivate employees and to compete effectively.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	The profitability of our engagements with clients may not meet our expectations.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-84198) filed with the Securities Exchange Commission in connection with our initial public offering. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. We infrequently enter into hedging transactions to manage this risk and we do not hold or issue derivative financial instruments for trading purposes.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, which is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At September 30, 2002, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5 to 72.5 basis points or the prime rate, at our option, and our unsecured multi-currency line of credit, which has an interest rate of an interbank multi-currency interest rate plus 75 basis points. As of September 30, 2002, there was no outstanding balance on our unsecured line of credit. As of September 30, 2002, the outstanding balance on the multi-currency line of credit was $6 million at rates ranging from 0.75% to 5.21%. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £17 million. As of September 30, 2002, the outstanding balance was £15 million, equivalent to approximately $24 million at a rate of 4.85%. We had other foreign sourced debt of $4 million at September 30, 2002.

Foreign exchange risk

For the year ended September 30, 2002, revenues from U.S. operations as a percent of total revenues were 90%. As a result, our foreign currency exchange exposure is low. Foreign currency net translation income was $18 million for the year ended September 30, 2002. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Item 8.     Financial Statements and Supplementary Data.

The financial information required by Item 8 is contained in Item 15 of Part IV beginning on page 39.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure for the fiscal 2002 year.

Prior to April 8, 2002, Arthur Andersen LLP (“Andersen”) served as our independent auditors. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of the Enron Corporation. On June 15, 2002, Andersen was convicted of those charges and the firm ceased practicing before the SEC on August 31, 2002. On April 8, 2002, we retained Ernst & Young LLP as our independent auditors for our fiscal years ended September 30, 2001 and 2002.

SEC rules require us to present historical audited financial statements in our periodic filings with the SEC along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen and in light of the cessation of Andersen’s SEC practice, we have not been able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current filings and will not be able to obtain Andersen’s consent with respect to our future filings. The absence of this consent may limit recovery against Andersen under Section 11 of the Securities Act of 1933.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Reference is made to the Proxy Statement under the headings “Election of Directors” and “Directors and Officers” (hereby incorporated by reference) for this information.

Item 11.     Executive Compensation.

Reference is made to the Proxy Statement under the heading “Executive Compensation” (hereby incorporated by reference) for this information.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

Reference is made to the Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners” and “Securities Authorized for Issuance under Equity Compensation Plans” (hereby incorporated by reference) for this information.

Item 13.     Certain Relationships and Related Transactions.

Reference is made to the Proxy Statement under the heading “Certain Relationships and Related Transactions” (hereby incorporated by reference) for this information.

Item 14.     Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial Statements—

The financial statements listed on the Index to the Financial Statements (page 43) are filed as part of this Annual Report on Form 10-K.

2.    Financial Statement Schedules—

These schedules have been omitted because the required information is included in the combined and consolidated financial statements or notes thereto or because they are not applicable or not required.

3.    Exhibits—

The exhibits listed on the Index to Exhibits (pages 75 through 77) are filed as part of this Annual Report.

(b)	Reports on Form 8-K:

No Current Report on Form 8-K was filed during the quarter ended September 30, 2002.

(c)	Exhibits

The exhibits listed on the Index to Exhibits (pages 75 through 77) are filed as part of this Annual Report.

(d)	Financial Statement Schedules:

These schedules have been omitted because the required information is included in the combined and consolidated financial statements or notes thereto or because they are not applicable or required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

By:	/S/ DAN A. DECANNIERE
Dan A. DeCanniere Chief Financial Officer (Principal financial and accounting officer)

Date: November 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of November, 2002:

/S/ DALE L. GIFFORD	/S/ MICHELE M. HUNT
Dale L. Gifford Chairman of the Board, Chief Executive Officer and Director (Principal executive officer)	Michele M. Hunt Director

/S/ BRYAN J. DOYLE	/S/ JAMES P. KELLY
Bryan J. Doyle Director	James P. Kelly Director

/S/ CHERYL A. FRANCIS	/S/ CARY D. MCMILLAN
Cheryl A. Francis Director	Cary D. McMillan Director

/S/ JULIE S. GORDON	/S/ ALBERTO SANTOS, JR.
Julie S. Gordon Director	Alberto Santos, Jr. Director

/S/ DANIEL J. HOLLAND	/S/ JUDITH A. WHINFREY
Daniel J. Holland Chief Operating Officer, Director	Judith A. Whinfrey Director

CERTIFICATIONS

I, Dale L. Gifford, Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Hewitt Associates, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ DALE L. GIFFORD
Dale L. Gifford Chief Executive Officer

Date: November 22, 2002

I, Dan A. DeCanniere, Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Hewitt Associates, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ DAN A. DECANNIERE
Dan A. DeCanniere Chief Financial Officer

Date: November 22, 2002

ITEM 15(a).     INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors	44

Copy of Report of Arthur Andersen LLP, Independent Public Accountants	45

Combined and Consolidated Balance Sheets as of September 30, 2001 and 2002	46

Combined and Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2000, 2001 and 2002	48

Combined and Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended September 30, 2000, 2001 and 2002	49

Combined and Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2000, 2001 and 2002	50

Notes to Combined and Consolidated Financial Statements	52

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying combined and consolidated balance sheets of Hewitt Associates, Inc. (a Delaware corporation) and subsidiaries and its predecessor (the “Company”) as of September 30, 2001 and 2002, and the related combined and consolidated statements of operations, stockholders’ equity and cash flows for each of the two years ended September 30, 2002. These combined and consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits. The financial statements as of September 30, 2000 and for the year then ended were audited by other auditors who have ceased operations. The other auditors’ report dated March 8, 2002 expressed an unqualified opinion on such statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2002, and the results of their operations and their cash flows for each of the two years ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/    ERNST & YOUNG LLP

Chicago, Illinois
October 31, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (1)

To the Owners of Hewitt Associates LLC and Affiliates:

We have audited the accompanying combined balance sheet of the companies as described in Note 1 (Hewitt Associates LLC and Affiliates), a group of Illinois limited liability companies, as of September 30, 2000 and the related combined statements of operations, changes in owners’ capital, and cash flows for the years ended September 30, 1999 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Hewitt Associates LLC and Affiliates as of September 30, 2000 and the results of their operations and their cash flows for the years ended September 30, 1999 and 2000 in conformity with accounting principles generally accepted in the United States.

/S/    ARTHUR ANDERSEN LLP

Chicago, Illinois
March 8, 2002

(1)
This is a copy of the audit report for the years ended September 30, 1999 and 2000, previously issued by Arthur Andersen LLP. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The combined balance sheet as of September 30, 2000, the combined statements of operations, changes in owners’ capital and cash flows for the year ended September 30, 1999 referred to in this report have not been included in the accompanying financial statements.

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share amounts)

	Combined September 30, 2001	Consolidated September 30, 2002
ASSETS
Current Assets
Cash and cash equivalents	$60,606	$136,450
Client receivables and unbilled work in process, less allowances of $14,540 in 2001 and $16,160 in 2002	367,798	394,184
Prepaid expenses and other current assets	25,818	32,006
Deferred income taxes	—	16,976

Total current assets	454,222	579,616

Non-Current Assets
Property and equipment, net	164,550	249,613
Goodwill, net	8,506	201,286
Intangible assets, net	59,544	169,887
Due from related parties	—	3,468
Other assets	14,535	15,476

Total non-current assets	247,135	639,730

Total Assets	$701,357	$1,219,346

LIABILITIES
Current Liabilities
Accounts payable	$25,466	$23,286
Accrued expenses	87,245	180,946
Advanced billings to clients	59,892	73,965
Current portion of long-term debt	8,228	36,918
Current portion of capital lease obligations	13,885	11,572
Employee deferred compensation and accrued profit sharing	52,189	56,481

Total current liabilities	246,905	383,168

Long-Term Liabilities
Debt , less current portion	157,783	147,000
Capital lease obligations, less current portion	14,663	88,913
Other long-term liabilities	22,635	48,435
Deferred income taxes	—	19,265

Total long-term liabilities	195,081	303,613

Total Liabilities	$441,986	$686,781

Commitments and Contingencies (Notes 15 and 19)	—	—

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS—(Continued)
(Dollars in thousands except share and per share amounts)

	Combined September 30, 2001	Consolidated September 30, 2002
OWNERS’ CAPITAL AND STOCKHOLDERS’ EQUITY
Owners’ Capital
Accumulated earnings and paid-in-capital	$260,138	$—
Accumulated other comprehensive loss	(767)	—

Total owners’ capital	259,371	—

Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 19,162,660 shares issued and outstanding	—	192
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 73,726,424 shares issued and outstanding	—	737
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 5,568,869 shares issued and outstanding	—	56
Restricted stock units, 319,902 units issued and outstanding	—	6,078
Additional paid-in capital	—	615,377
Retained earnings (deficit)	—	(22,691)
Unearned compensation	—	(83,375)
Accumulated other comprehensive income	—	16,191

Total stockholders’ equity	—	532,565

Total Liabilities, Owners’ Capital and Stockholders’ Equity	$701,357	$1,219,346

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS (1)
(Dollars in thousands except share and per share amounts)

	Year Ended September 30,
	2000	2001	2002 (1)
Revenues:
Revenue before reimbursements (net revenues)	$1,280,552	$1,475,661	$1,716,197
Reimbursements	25,507	26,432	33,882

Total revenues	1,306,059	1,502,093	1,750,079

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	715,336	838,085	1,014,529
Initial public offering restricted stock awards	—	—	27,525
Reimbursable expenses	25,507	26,432	33,882
Other operating expenses	307,281	337,419	357,789
Selling, general and administrative expenses	75,790	87,986	76,034
Non-recurring software charge	—	26,469	—

Total operating expenses	1,123,914	1,316,391	1,509,759

Operating income	182,145	185,702	240,320
Other expenses, net:
Interest expense	(13,375)	(15,786)	(16,098)
Interest income	2,316	3,119	2,291
Other income (expense), net	10,589	10,147	(3,087)

	(470)	(2,520)	(16,894)

Income before taxes and owner distributions	$181,675	$183,182

Income before income taxes			223,426
Provision for income taxes			33,053

Net income			$190,373

Loss per share (2):
Basic			$(0.27)
Diluted			$(0.27)
Weighted average shares (2):
Basic			85,301,042
Diluted			85,301,042

(1)
In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses and the Company became subject to corporate income taxes. Additionally, on June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date of June 5, 2002 through September 30, 2002.

(2)
Loss per share is calculated based on the net loss incurred for the four-month period from May 31, 2002, the date on which the Company’s transition to a corporate structure was completed, through September 30, 2002. Similarly, common stock is weighted from the dates of issuance and not from the beginning of the years presented.

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands except share amounts)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Class C Common Stock		Restricted Stock Units		Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Compensation	Owners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 1999	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$236,633	$235	$236,868
Comprehensive income:
Income before taxes and owner distributions	—	—	—	—	—	—	—	—	—	—	—	—	181,675		181,675
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(763)	(763)
Unrealized gains on securities:
Unrealized holding gains	—	—	—	—	—	—	—	—	—	—	—	—	—	2,191	2,191
Reclassification of realized gains (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total other comprehensive income (loss)														1,428
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	183,103
Capital distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(177,276)	—	(177,276)

Balance at September 30, 2000	—	—	—	—	—	—	—	—	—	—	—	—	241,032	1,663	242,695
Comprehensive income:
Income before taxes and owner distributions	—	—	—	—	—	—	—	—	—	—	—	—	183,182		183,182
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(239)	(239)
Unrealized gains on securities:
Unrealized holding gains	—	—	—	—	—	—	—	—	—	—	—	—	—	3,222	3,222
Reclassification of realized gains (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,413)	(5,413)

Total other comprehensive income (loss)														(2,430)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	180,752
Capital distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(164,076)	—	(164,076)

Balance at September 30, 2001	—	—	—	—	—	—	—	—	—	—	—	—	260,138	(767)	259,371
Comprehensive income:
Income before taxes and owner distributions for the eight months ended May 31, 2002	—	—	—	—	—	—	—	—	—	—	—	—	213,064	—	213,064
Net loss for the four months ended September 30, 2002	—	—	—	—	—	—	—	—	—	—	(22,691)	—	—	—	(22,691)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	17,648	17,648

Total other comprehensive income (loss)														16,958
Total comprehensive income															207,331
Capital distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(415,986)	—	(415,986)
Effect of the transition to corporate structure	—	—	—	70,819,520	708	—	—	—	—	56,508	—	—	(57,216)	—	—
Disproportionate share allocation adjustment	—	—	—	—	—	—	—	—	—	17,843	—	—	—	—	17,843
Acquisition of Bacon & Woodrow	—	941,753	9	2,906,904	29	5,568,869	56	—	—	219,146	—	—	—	—	219,240
Net proceeds from initial public offering	—	12,822,500	128	—	—	—	—	—	—	219,170	—	—	—	—	219,298
Initial public offering restricted stock grant	—	5,467,216	55	—	—	—	—	322,692	6,131	103,955	—	(110,141)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	25,389	—	—	25,389
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(68,809)	—	—	—	—	—	(2,790)	(53)	(1,245)	—	1,377	—	—	79

Balance at September 30, 2002	$—	19,162,660	$192	73,726,424	$737	5,568,869	$56	319,902	$6,078	$615,377	$(22,691)	$(83,375)	$—	$16,191	$532,565

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended September 30,
	2000	2001	2002
Cash flows from operating activities:
Income before taxes and owner distributions	$181,675	$183,182	—
Net income	—	—	$190,373
Adjustments to reconcile income before taxes and owner distributions and net income to net cash provided by operating activities:
Depreciation and amortization	91,429	96,995	96,610
Non-recurring software charge (Note 12)	—	26,469	—
Net unrealized loss (gain) on securities	2,191	(2,191)	3,653
Initial public offering restricted stock awards (Note 4)	—	—	25,389
Owner compensation charge (Note 3)	—	—	17,843
Establishment of owner vacation liability (Note 3)	—	—	8,300
Deferred income taxes	—	—	2,289
Changes in operating assets and liabilities:
Client receivables and unbilled work in process (Note 3)	(77,415)	9,825	(128,260)
Prepaid expenses and other current assets	(11,353)	1,611	(1,960)
Accounts payable	9,362	(4,553)	(5,250)
Due to related parties	—	—	(3,468)
Accrued expenses	20,709	19,697	26,045
Advanced billings to clients	4,213	83	13,995
Employees’ deferred compensation and accrued profit sharing	3,300	14,213	4,200
Related party payable	(7,515)	—	—
Other long-term liabilities	12,456	(1,823)	1,383

Net cash provided by operating activities	229,052	343,508	251,142
Cash flows from investing activities:
Additions to property and equipment	(96,503)	(83,231)	(58,765)
Cash balances assumed in Bacon & Woodrow acquisition, net of transaction costs (Note 6)	—	—	(887)
Increase in other assets	(34,002)	(5,297)	(36,062)

Net cash used in investing activities	(130,505)	(88,528)	(95,714)
Cash flows from financing activities:
Proceeds from issuance of stock	—	—	226,564
Capital distributions, net	(177,049)	(163,910)	(263,486)
Short-term borrowings	38,781	300	59,661
Repayments of short-term borrowings	—	(59,000)	(73,765)
Proceeds from long-term debt issuance	75,000	36,081	—
Repayments of long-term debt	(7,500)	(6,875)	(6,250)
Repayments of capital lease obligations	(22,052)	(16,550)	(17,007)
Payment of deferred financing fees	—	—	(1,437)
Payment of offering costs	—	—	(5,929)

Net cash used in financing activities	(92,820)	(209,954)	(81,649)
Effect of exchange rate changes on cash and cash equivalents	(157)	(595)	2,065

Net increase in cash and cash equivalents	5,570	44,431	75,844
Cash and cash equivalents, beginning of year	10,605	16,175	60,606

Cash and cash equivalents, end of year	$16,175	$60,606	$136,450

HEWITT ASSOCIATES, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Dollars in thousands)

	Year Ended September 30,
	2000	2001	2002
Change in client receivables and unbilled work in process:
Beginning of year client receivables and unbilled work in process	$301,895	$377,536	$367,798
Non-cash distribution of client receivables to Hewitt Holdings	—	—	(152,500)
Fair value of acquired client receivables and work in process	—	—	46,188
Effect of exchange rates on client receivables and unbilled work in process	(1,774)	87	4,438
End of year client receivables and work in process	(377,536)	(367,798)	(394,184)

Change in client receivables and unbilled work in process	$(77,415)	$9,825	$(128,260)
Schedule of non-cash investing and financing activities:
Acquisition, cash paid, net of cash received:
Common stock issued in connection with acquisition	$—	$—	$219,240
Fair value of assets acquired	—	—	(142,406)
Fair value of liabilities assumed	—	—	100,403
Goodwill	—	—	(178,124)

Cash paid, net of cash received	—	—	(887)

Real estate and equipment purchased under capital leases	18,896	11,081	88,944
Software licenses purchased under long-term agreements	—	—	18,148
Client receivables distributed to Hewitt Holdings	—	—	152,500
Conversion of owner capital to common stock	—	—	57,216
Accrued offering costs	$—	$—	$1,347

Supplementary disclosure of cash paid during the year:
Interest paid	$9,672	$11,892	$16,210
Income taxes paid	$—	$—	$33,647

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended September 30, 2000, 2001 and 2002
(Dollars in thousands except share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (collectively, “Hewitt” or the “Company”) provide human resources outsourcing and consulting services.

Prior to May 31, 2002, the results of the Company included the combined results of three Illinois limited liability companies: Hewitt Associates LLC and subsidiaries, Hewitt Financial Services LLC and Sageo LLC (collectively, “Hewitt Associates LLC and Affiliates”). Hewitt Associates LLC and Affiliates was under the common control of Hewitt Holdings LLC (“Hewitt Holdings”).

On May 31, 2002, the Company completed its transition to a corporate structure whereby Hewitt Holdings’ ownership interest in Hewitt Associates LLC and Affiliates was transferred to Hewitt Associates, Inc.

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The results of operations for Bacon & Woodrow’s actuarial and benefits consulting business are included in the Company’s results from the acquisition date.

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $219 million in net cash proceeds after offering expenses.

2. Summary of Significant Accounting Policies

The combined and consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Combination and Consolidation

The accompanying combined and consolidated financial statements reflect the operations of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Combined financial statements are presented for periods prior to the transition to a corporate structure when the combined entities that now make up the Company were under common control. Upon consummation of the transition to a corporate structure, the affiliated companies of Hewitt were transferred into the newly formed corporation, Hewitt Associates, Inc., and their results are presented on a consolidated basis.

Revenue Recognition

Revenues include fees primarily generated from outsourcing contracts and from consulting services provided to the Company’s clients.

Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Most indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized as services are provided. Ongoing service fees are normally billed on a monthly basis, typically based on the number of plan participants or services. Services provided outside the scope of outsourcing contracts are billed on a time-and-materials basis.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

The Company’s clients pay for consulting services either on a time-and-materials basis or on a fixed-fee basis. Revenues are recognized under time-and-material based contracts as services are provided. On fixed-fee engagements, revenues are recognized on a percentage of completion basis (i.e. based on the services provided during the period as a percentage of the total estimated services to be provided). Losses on consulting contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work.

Revenues earned in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

Hewitt records gross revenue for any outside services when the Company is primarily responsible to the client for the services or bears the credit risk in the arrangement. Hewitt records revenue net of related expenses when a third party assumes primary responsibility to the client for services or bears the credit risk in the arrangement. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

Income Before Taxes and Owner Distributions

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before taxes and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before taxes and owner distributions is not comparable to net income of a corporation because compensation and related expenses for services rendered by owners have not been reflected as expenses and the Company incurred no income taxes in its historical results prior to its transition to a corporate structure. Results prior to May 31, 2002 do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation for all the periods presented.

Income Taxes

On May 31, 2002, the Company became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No.109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, the Company was not subject to income taxes because it operated as a limited liability company. Taxes on income earned prior to May 31, 2002 were the responsibility of Hewitt Holdings’ owners.

Foreign Currency Translation

The Company’s foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in owners’ capital and stockholders’ equity. Gains or losses resulting from foreign exchange transactions, which have not been significant, are recorded in earnings.

Earnings Per Share

On May 31, 2002, the Company completed its transition to a corporate structure and began to report earnings per share (“EPS”) in accordance with SFAS No.128, Earnings Per Share. For the year ended September 30, 2002, loss per share was calculated based on the net loss incurred in the four-month period from May 31, 2002 through September 30, 2002. Prior to May 31, 2002, Hewitt was comprised of limited liability companies and did not have outstanding common stock from which to calculate earnings per share, nor did the Company’s earnings include owner compensation or income taxes. As such, the Company’s historical income before taxes and owner distributions is not comparable to net income of a corporation. Therefore, historical earnings per share have not been presented for periods prior to May 31, 2002, and the combined financial statements do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation for those periods.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined and consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for contract and project loss reserves, the allowance for doubtful accounts, depreciation and amortization, impairment, taxes and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables and unbilled work in process. Hewitt invests its cash equivalents in the highest rated money market investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no client makes up a significant portion of the Company’s billings. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories, and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2000, 2001 and 2002, no single client represented ten percent or more of the Company’s total revenues.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities, client receivables, and foreign exchange instruments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and liabilities and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. The fair value of the Company’s $150,000 fixed rate senior term notes is estimated to be approximately $165 million at September 30, 2002 and was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with original maturities of 90 days or less. At September 30, 2001 and 2002, cash and cash equivalents included cash in checking and money market accounts as well as investment grade municipal debt obligations maturing in 90 days or less.

Marketable Securities

Marketable securities represent available-for-sale securities and are classified on the balance sheet within other current assets at their fair market value. Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses are reported in other expenses, net on the combined and consolidated statements of operations.

Hedging Transactions

The Company does not enter into derivative transactions except in limited situations when there is a compelling economic reason or to mitigate risk to the Company (See Note 9, Financial Instruments). The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133, in fiscal year 2001.

All derivative instruments are reported in the combined and consolidated financial statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges are recognized in earnings in the current period. The Company had no derivative instruments outstanding at September 30, 2002.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Computer equipment	3 to 5 years
Telecommunications equipment	5 years
Furniture and equipment	5 to 15 years
Leasehold improvements	Lesser of estimated useful life or lease term

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Software development costs are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company amortizes the software costs over periods ranging from three to five years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its fair value.

Stock-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans, but provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. The Company grants non-qualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years. Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. The shares are subject to forfeiture and restrictions on sale or transfer for six months to four years from the grant date. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards and exercised stock options are considered outstanding. Restricted stock awards vest on a cliff schedule so that restricted stock awards are not considered outstanding until the stated vesting date for earnings per share calculations. Under the treasury stock method, unvested restricted stock awards and unexercised stock options with fair market values of the underlying stock greater than the stock options’ exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. For acquisitions made prior to July 1, 2001, Hewitt has adopted the provisions of SFAS No. 142 as of October 1, 2002. The change is not expected to have a material effect on the Company’s results. The acquisition of the benefits consulting business of Bacon & Woodrow occurred on June 5, 2002, after the provisions of SFAS No. 141 and 142 went into effect. As such, in accordance with SFAS Nos. 141 and 142, goodwill recorded in the acquisition has not been amortized but will be reviewed for impairment at least annually or whenever indicators of impairment exist. Other identifiable intangible assets have been recorded as described in Note 12.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model based on the framework established in SFAS No. 121. The Company has adopted SFAS No. 144 as of October 1, 2002, and believes that the adoption will not significantly impact its consolidated financial position or results of operations in fiscal 2003.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement under SFAS No. 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishments that do not meet the criteria for an extraordinary item in APB No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company adopted SFAS No. 145 on October 1, 2002, and the adoption did not have a material effect on the Company’s financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or a disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on the Company’s consolidated results of operations and financial position.

    Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

On March 1, 2002, Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of Hewitt Holdings. Three classes of common stock were authorized. The holders of Class A, Class B and Class C common stock have one vote per share. All shares of Class B and Class C common stock vote in accordance with a majority of the votes cast by the holders of Class B and Class C common stock as a group.

In May 2002, Hewitt Associates LLC distributed $152,500 of accounts receivable and $55,000 of cash to Hewitt Holdings to fund a distribution to the owners of accumulated earnings in preparation for Hewitt

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Associates LLC and Affiliates’ transition to a corporate structure. The $152,500 distribution of receivables to Hewitt Holdings was a one-time transaction that reduced cash collections in fiscal 2002 and therefore reduced our cash flows from operating activities.

On May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc., thereby making Hewitt Associates LLC and Affiliates a wholly-owned subsidiary of the Company. The capital in the business was converted and owners of the Company received 70,819,520 shares of the Company’s Class B common stock.

In connection with the transition to a corporate structure, the Company incurred a non-recurring compensation expense resulting from certain owners receiving more common stock than their proportional share of total capital, without offset for those owners who received less than their proportional share in the issuance of the Class B common stock. The amount of this one-time charge was $17,843. As a result of owners becoming employees of the Company, the Company began to record compensation expense. The Company incurred an additional non-recurring compensation expense resulting from the establishment of a vacation liability for these owners in the amount of $8,300. The Company also became subject to income taxes subsequent to its transition to a corporate structure. As a result, the Company incurred a non-recurring income tax expense of $21,711 to initially record deferred tax assets and liabilities under the provisions of SFAS No. 109, Accounting for Income Taxes.

4. Initial Public Offering

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. The Company’s gross proceeds from the offering were $211,850, before the underwriting discount of $14,829 and estimated offering expenses of approximately $7,276.

In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The option exercise generated gross proceeds of $31,778 before the underwriting discount of $2,225.

Of the $219,298 in net proceeds received in July 2002, $52,000 was used to repay the outstanding balance on the Company’s lines of credit. The remaining $167,298 is intended to be used for future working capital needs and for general corporate purposes.

In connection with the initial public offering, the Company granted to employees restricted stock, restricted stock units and non-qualified stock options on common stock. (See Note 18, Stock-Based Compensation Plans).

5. Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive potential common stock equivalents.

For the year ended September 30, 2002, loss per share was calculated based on the net loss incurred between May 31, 2002 and September 30, 2002, the period during which the Company operated as a corporation. As such, the loss per share for the year ended September 30, 2002 is not indicative of the amount that would have been computed had the Company been a corporation for the entire year presented. During the period between May 31, 2002 and September 30, 2002, the Company also incurred several one-time charges totaling $47,854 (see Note 3)

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the Company’s transition to a corporate structure and $27,525 of compensation expense related to the initial public offering restricted stock award. Additionally, common stock has been weighted from the time of the Company’s transition to a corporate structure on May 31, 2002 and not from the beginning of the year. The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America.

Net income as reported for the full year	$190,373
Less net income through May 31, 2002	213,064

Net loss from June 1, 2002 through September 30, 2002	$(22,691)

Weighted-average number of common stock for basic	85,301,042
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	—
Unexercised stock options	—

Weighted-average number of common stock for diluted	85,301,042

Earnings per share—basic	$(0.27)

Earnings per share—diluted	$(0.27)

All of the Company’s restricted stock awards and stock options are excluded from diluted loss per share since their effect is antidilutive.

6. Acquisition of Bacon & Woodrow

On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”), a leading actuarial and benefits consulting firm in the United Kingdom. The purchase price totaled $259,009 and was comprised of $219,240 of common stock, $38,882 in assumed net liabilities and $887 of acquisition-related costs. Bacon & Woodrow’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2002.

Pursuant to the purchase agreement, the former partners and employees of Bacon & Woodrow initially received an aggregate of 1,400,000 shares of the Company’s Series A mandatorily redeemable preferred stock which was redeemable for shares of the Company’s common stock. Effective as of August 2, 2002, the Bacon & Woodrow former partners and employees elected to exchange their shares of Series A preferred stock in exchange for 9,417,526 shares of common stock. Of the 9,417,526 shares of common stock issued, the former partners of Bacon & Woodrow received 2,906,904 shares of Class B common stock and 5,568,869 shares of Class C common stock, and a trust for the benefit of the non-partner employees of Bacon & Woodrow received 941,753 shares of Class A common stock.

The preliminary allocation of the $259,009 purchase price to acquired net assets resulted in the allocation of $178,124 to goodwill, $65,874 to identifiable intangible assets (primarily customer relationships) with indefinite lives, $15,011 to identifiable intangible assets with estimated five-year lives, $61,521 to identifiable assets (which includes $40,445 of client receivables and unbilled work in process), and $100,403 to assumed liabilities (which includes $22,687 of accounts payable and accrued expenses and $36,071 of short-term borrowings). The actual allocation of the purchase price will depend upon the final evaluation of the fair value of the assets and liabilities of the benefits consulting business of Bacon & Woodrow. Consequently, the ultimate allocation of the purchase price could differ from that presented above.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assuming only the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow occurred at the beginning of 2002 and 2001, pro forma net revenues would have been approximately $1,807 million in 2002 and $1,599 million in 2001; pro forma net income would have been $215 million in 2002 and $207 million in 2001. These pro forma results, which are unaudited, give effect to the Company’s incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. Because the Company was a limited liability company during 2001 and for the first eight months of 2002, the pro forma effect of the acquisition on earnings per share is not meaningful. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of each year, nor are they necessarily indicative of future consolidated operating results.

7. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, for work performed through September 30, 2001 and 2002, consisted of the following:

	2001	2002
Client receivables	$216,424	$219,126
Unbilled work in process	151,374	175,058

	$367,798	$394,184

An analysis of the activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2001 and 2002, consisted of the following:

	2001	2002
Balance at beginning of year	$9,426	$14,540
Increase in allowances	30,643	31,453
Use of allowances	(25,529)	(29,833)

Balance at end of year	$14,540	$16,160

8. Marketable Securities

Marketable securities classified in other current assets include equity securities which are classified as available-for-sale. Unrealized gains and losses on these investments have been included in accumulated other comprehensive income (loss) but as of September 30, 2001 and 2002, there were no unrealized gains or losses. Realized gains or losses are classified in other expenses, net and for the years ended September 30, 2000, 2001 and 2002, realized gains on marketable securities were $4,175, $5,413 and $0, respectively.

9. Financial Instruments

The Company does not enter into derivative transactions except in limited situations when there is a compelling reason to mitigate economic risk. On August 6, 2001, Hewitt purchased a £150 million foreign currency option to offset the foreign currency risk associated with its planned purchase of the benefits consulting business of Bacon & Woodrow for common stock with a value of £140 million. (See Note 6, Acquisition of Bacon & Woodrow). The cost of the foreign currency option was $2,344, which was recorded as a current asset at September 30, 2001. This instrument did not qualify for the hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, because SFAS No. 133 prohibits hedge accounting for a forecasted business combination. The instrument was marked to the spot rate and resulting gains or losses were recognized currently in other expenses, net. For the years ended September 30, 2001 and 2002, the gain on the option was $1,309 and the loss was $3,653, respectively.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Property and Equipment

As of September 30, 2001 and 2002, net property and equipment, which includes assets under capital leases, consisted of the following:

	2001	2002
Property and equipment:
Buildings	$—	$89,414
Computer equipment	214,172	239,181
Telecommunications equipment	96,745	100,634
Furniture and equipment	91,598	84,347
Leasehold improvements	64,761	70,034

Total property and equipment	467,276	583,610
Less accumulated depreciation	(302,726)	(333,997)

Property and equipment, net	$164,550	$249,613

11. Goodwill

As of September 30, 2001 and 2002, goodwill consisted of the following:

	2001	2002
Goodwill:
Purchased goodwill	$10,039	$203,675
Accumulated amortization	(1,533)	(2,389)

Goodwill, net	$8,506	$201,286

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the businesses acquired. Goodwill acquired in acquisitions prior to July 1, 2001 has been amortized on a straight-line basis over the periods of expected benefit, which range from five to fifteen years.

As of October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, for existing goodwill balances as of July 1, 2001. The acquisition of the benefits consulting business of Bacon & Woodrow occurred on June 5, 2002, after the provisions of SFAS No. 142 went into effect. As such, in accordance with SFAS No. 142, $178,124 of goodwill acquired in the acquisition was not amortized. Under the provisions of SFAS No. 142, the Company will test all goodwill for potential impairment whenever indicators of impairment arise with reviews at least annually.

12. Intangible Assets

As of September 30, 2001 and 2002, intangible assets consisted of the following:

	2001	2002
Intangible assets:
Capitalized software, net of accumulated amortization of $80,062 in 2001 and $93,945 in 2002	$59,544	$89,085
Contractual customer relationships	—	71,286
Trademarks, net of accumulated amortization of $680	—	9,516

Intangible assets, net	$59,544	$169,887

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2001, the Company recorded a $26,469 non-recurring charge related to the impairment of software that had been used in the Sageo business. It was determined that Sageo’s principal service offering, which was a web-based self-service benefits and administration business using the Company’s back-end Total Benefit Administration™ and Hewitt Associates Connections™ platforms, could be more efficiently managed and grown by fully integrating Sageo into Hewitt Associates and by reducing Sageo’s cost structure and leveraging the technology at Hewitt Associates. In the quarter ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the Total Benefit Administration™ web interface and discontinue the use of the Sageo software. At the same time, the Company wrote off the remaining investment in the Sageo software, resulting in a $26,469, non-recurring charge, and terminated or redeployed the Sageo employees who were necessary only when Sageo was a stand-alone company. This charge was classified within the results of the Outsourcing segment.

In connection with the June 5, 2002 acquisition of the benefits consulting business of Bacon & Woodrow, the Company acquired $65,874 of contractual customer relationships with indefinite lives, $5,538 in capitalized software and $9,473 of trademarks with five-year lives. Under the provisions of SFAS No. 141, the Company will test for potential impairment whenever indicators of impairment arise with reviews at least annually.

13. Other Assets

As of September 30, 2001 and 2002, other assets consisted of the following:

	2001	2002
Other assets:
Prepaid long-term interest and service contracts	$7,923	$8,729
Investments in affiliated companies	6,612	6,747

Other assets	$14,535	$15,476

The Company has several prepaid long-term maintenance contracts for maintenance on computer software systems that expire through June 2005. Benefits related to these long-term prepaid maintenance contracts are received over the contractual period, as designated. The long-term portion of the prepaid interest relates to prepaid lease obligations of the Company.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting.

14. Debt

Debt at September 30, 2001 and 2002, consisted of the following:

	2001	2002
Multi-currency line of credit and foreign debt	$9,761	$33,918
Unsecured senior term notes	156,250	150,000

	166,011	183,918
Current portion	8,228	36,918

Long-term debt, less current portion	$157,783	$147,000

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal portion of long-term debt becomes due as follows:

Fiscal year ending:
2003	$36,918
2004	13,000
2005	13,000
2006	23,000
2007	28,000
2008 and thereafter	70,000

Total	$183,918

On September 27, 2002, the Company obtained two unsecured line of credit facilities. The 364-day facility expires on September 26, 2003, and provides for borrowings up to $70 million. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50 million. Borrowings under either facility accrue interest at LIBOR plus 52.5 to 72.5 basis points or the prime rate, at the Company’s option. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under both facilities. If the aggregate utilization under both facilities exceeds 50% of the aggregate commitment, an additional utilization fee based on the aggregate utilization is assessed at a rate of 0.125% per annum. At September 30, 2002, there was no outstanding balance on either facility.

On February 23, 1998, the Company obtained an unsecured multi-currency line of credit with banks permitting borrowings up to $10,000 at a multi-currency interbank interest rate plus 75 basis points, ranging from .75% to 5.21% as of September 30, 2002. At September 30, 2001 and 2002, borrowings under the multi-currency line of credit were $7,736 and $5,972, respectively. Of the amounts outstanding at September 30, 2001 and 2002, $7,736 and $0, respectively, have been classified as long-term debt. The drawn amounts are denominated in foreign currencies, and have been translated at the exchange rate in effect at year-end. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured line of credit denominated in British Pound Sterling and provides for borrowings of up to £17 million. As of September 30, 2002, the outstanding balance was £15 million, equivalent to $23,529 with interest at a rate of 4.85%. Other foreign debt outstanding at September 30, 2001 and 2002 totaled $2,025 and $4,417, respectively.

On October 16, 2000, the Company issued unsecured senior term notes to various note holders in the amount of $25,000. Of this amount, $10,000 bears interest at 7.65%, and is repayable on October 15, 2005; $15,000 bears interest at 7.90%, and is repayable on October 15, 2010.

On July 7, 2000, the Company issued unsecured senior term notes to various note holders in the amount of $25,000. Of this amount, $15,000 bears interest at 7.93%, and is repayable on June 30, 2007; $10,000 bears interest at 8.11%, and is repayable on June 30, 2010.

On March 30, 2000, the Company issued $50,000 of unsecured senior term notes to various note holders. Of this amount, $15,000 bears interest at 7.94% and is repayable in annual installments beginning March 2003 through March 2007 and $35,000 bears interest at 8.08%, and is repayable in annual installments beginning March 2008 through March 2012.

On May 30, 1996, the Company issued unsecured senior term notes to various note holders in the amount of $50,000, bearing interest at 7.45%. The notes are repayable in annual installments beginning May 2004 through May 2008.

On May 28, 1996, the Company obtained an unsecured seven-year term loan agreement with various banks in the amount of $30,000, bearing interest at 6.50%. The Company paid interest on a quarterly basis through

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002. On July 31, 1998, the Company also began to make monthly principal payments which continued through June 30, 2002. The amounts outstanding at September 30, 2001 and 2002 were $6,250 and $0, respectively.

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2001 and 2002, the Company was in compliance with all debt covenants.

15. Lease Agreements

The Company has obligations under long-term non-cancelable lease agreements, principally for office space and equipment, with terms ranging from one to twenty years. Some of the leases are with related parties (See Note 16, Related Party Transactions).

Capital Leases

Capital lease obligations at September 30, 2001 and 2002, consisted of the following:

	2001	2002
Building capital leases	$—	$87,822
Computer and telecommunications equipment	28,548	12,663

	28,548	100,485
Current portion	13,885	11,572

Capital lease obligations, less current portion	$14,663	$88,913

The Company’s two building capital leases are payable in monthly installments at 7.33% interest and expire in April 2017 and May 2017.

The Company’s computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are payable typically over three to five years in monthly or quarterly installments and at various interest rates ranging from 5.50% to 7.97%.

Capital Leases:

	Third Party	Related Party	Total
Fiscal year ending:
2003	$11,375	$197	$11,572
2004	5,175	715	5,890
2005	2,360	829	3,189
2006	2,668	953	3,621
2007	3,002	1,087	4,089
2008 and thereafter	51,961	20,163	72,124

Total minimum lease payments	$76,541	$23,944	$100,485

Operating Leases

The accompanying combined and consolidated statements of operations reflect all rent expense on a straight-line basis over the term of the leases. The Company has various office leases that grant a free rent period.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations.

The following is a schedule by years of minimum future rental payments required under operating leases which have an initial or remaining non-cancelable lease terms in excess of one year:

Operating Leases:

	Third Party	Related Party	Total
Fiscal year ending:
2003	$47,770	$34,076	$81,846
2004	44,484	33,764	78,248
2005	35,335	33,017	68,352
2006	31,793	33,281	65,074
2007	25,790	33,577	59,367
2008 and thereafter	124,479	331,390	455,869

Total minimum lease payments	$309,651	$499,105	$808,756

Total rental expense for operating leases amounted to $82,812 in 2000, $86,696 in 2001 and $103,958 in 2002.

16. Related Party Transactions

The Company has entered into real estate transactions as described below with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates (an equity method investment of Hewitt Holdings). The following leases were outstanding as of September 30, 2001 and 2002:

Holdings Property Entities	Location	Commencement Date	Expiration Date
Hewitt Holdings LLC	Rowayton, Connecticut	October 1994	November 2001
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Hewitt Properties VII	Norwalk, Connecticut	September 2001	September 2011
The Bayview Trust	Newport Beach, California	June 2002	May 2017
Overlook Associates	Lincolnshire, Illinois	*	*

*	The Company has several leases with Overlook Associates, the first began in 1989 and the last expires in 2017.

Total lease payments were $35,176 in 2000, $39,436 in 2001 and $40,053 in 2002. The leases were entered into on terms comparable to those which could have been obtained on an arm’s length basis. The historical cost of the real property owned by the Holdings property entities aggregates to $460,588 and $394,068 in 2001 and 2002, respectively. The investment in these properties were funded through capital contributions by Hewitt Holdings and third-party debt. Total outstanding debt owed to third parties by these related parties totaled

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$318,620 and $285,298 in 2001 and 2002, respectively. The debt is payable over periods that range from three to eighteen years, and bears fixed interest rates that range from 5.58% to 7.93%. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is an obligation of Hewitt Holdings and its related parties, and is not an obligation of the Company. Substantially all of the activities of the Hewitt Holdings property entities involve assets that are leased to the Company. The Company does not guarantee the debt related to these properties.

In April 2002, Hewitt Properties VII sold the Norwalk, Connecticut property and the Company entered into a 15-year capital lease with the purchaser to lease the office space. The Company recorded a $65,000 increase to both property and long-term debt to record this long-term lease obligation.

In June 2002, the Company entered into a 15-year capital lease with The Bayview Trust to lease office space in Newport Beach, California. The Company recorded a $23,944 increase to both property and long-term debt to record this long-term lease obligation.

The combined and consolidated statements of operations include expenses that have been allocated to the Company by Hewitt Holdings on a specific identification basis. Management believes these allocations and charges are reasonable and that such expenses would not have differed materially had the Company operated on a stand-alone basis.

17. Retirement Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2000, 2001, and 2002, profit sharing plan expenses were $41,620, $58,547 and $66,005, respectively.

Defined Benefit Plans

With the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow, the Company acquired a defined benefit pension plan, which was closed to new entrants in 1998, to provide retirement benefits to eligible employees. The Company also has other defined benefit pension plans to provide benefits to eligible employees. It is the Company’s policy to fund the minimum annual contributions required by applicable regulations.

Healthcare Plans

The Company provides health benefits for retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions which include certain age and service requirements. The health benefit plans covering substantially all U.S. and Canadian employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the changes in the defined benefit and healthcare plans’ benefit obligations and fair value of assets for the years ended September 30, 2001 and 2002, and a statement of funded status as of September 30, 2001 and 2002.

	Pension Benefits	Health Benefits
	2002	2001	2002
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,028	$2,782	$3,603
Acquisition of Bacon & Woodrow	51,985	—	—
Service cost	809	351	608
Interest cost	1,113	201	336
Actuarial losses	4,370	563	4,054
Benefit payments	(218)	(294)	(48)
Changes in foreign exchange rates	4,326	—	—

Benefit obligation, end of year	$63,413	$3,603	$8,553

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—	$—
Acquisition of Bacon & Woodrow	39,796	—	—
Actual return on plan assets	(3,743)	—	—
Employer contribution	279	294	48
Benefit payments	(218)	(294)	(48)
Changes in foreign exchange rates	2,965	—	—

Fair value of plan assets, end of year	$39,079	$—	$—

Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status	$(24,334)	$(3,603)	$(8,553)
Unrecognized net loss	9,420	870	2,302
Unrecognized prior service cost	—	—	2,554
Unrecognized transition obligation	—	558	525

Net amount recognized, end of year	$(14,914)	$(2,175)	$(3,172)

The assumptions used in the measurement of our benefit obligations as of June 30, 2001 and 2002 are as follows:

	Pension Benefits	Health Benefits
	2002	2001	2002
Weighted-average assumptions:
Discount rate	5.70%	7.25%	7.00%
Expected return on plan assets	6.50%	N/A	N/A
Rate of compensation increase	3.00%	N/A	N/A

The health plan provides flat dollar credits based on years of service and age at retirement. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming a 12.0% health care cost trend rate for 2002. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs for the three years ended September 30, 2002 include:

	Pension Benefits	Health Benefits
	2002	2000	2001	2002
Components of Net Periodic Benefit Cost
Service cost	$809	$298	$351	$608
Interest cost	1,148	182	201	336
Expected return on plan assets	(1,041)	—	—	—
Amortization of:
—Unrecognized prior service cost	—	—	—	—
—Unrecognized loss	—	—	1	68
—Transition obligation	—	33	33	33

Net periodic benefit cost	$916	$513	$586	$1,045

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

	2001	2002
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
—Total of service and interest cost components	$2	$2
—Benefit obligation	28	62
Effect of 1% decrease on
—Total of service and interest cost components	$(2)	$(2)
—Benefit obligation	(26)	(57)

18. Stock-Based Compensation Plan

In 2002, the Company adopted the Hewitt Global Stock and Incentive Compensation Plan (the “Plan”) for associates and directors. The incentive compensation plan is administered by the Compensation and Leadership Committee of the Board of Directors of Hewitt Associates, Inc. (the “Committee”). Under the Plan, associates and directors may receive awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash-based awards. As of September 30, 2002, only restricted stock and restricted stock units and non-qualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the plan. As of September 30, 2002, there were 15,196,092 shares available for grant under the plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the grant date (a weighted price of $19.02 per share) and 37% will be amortized on a straight-line basis as non-cash compensation expense from the grant date to December 31, 2002 and 63% will be amortized on a straight-line basis as non-cash compensation expense over four years following the grant date. For the year ended September 30, 2002, compensation expense for the initial public offering restricted stock awards was $27,525 representing amortization between the offering date, June 27, 2002, and September 30, 2002 and applicable payroll taxes. The remaining $83,375 of unearned compensation is recorded within stockholders’ equity and will be amortized as the awards vest.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Committee may grant both incentive stock options and non-qualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the plan, stock options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to directors. The stock option price is determined by the Committee, provided that for stock options issued to participants in the United States, the stock option price should not be less than 100% of the fair market value of the underlying shares on the date the stock option is granted and no stock option should be exercisable later than the tenth anniversary of its grant. The non-qualified stock options granted in conjunction with the Company’s initial public offering vest over a period of four years and expire in ten years. The following table summarizes stock option activity during 2002:

	Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2001	—	—
Granted	4,106,703	$19.29
Exercised	—	—
Forfeited	(17,700)	19.00

Outstanding at September 30, 2002	4,089,003	$19.29

The following table summarizes information about stock options outstanding at September 30, 2002. There were no exercisable options as of September 30, 2002.

	Outstanding Options
	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Term (Years)
Range of exercise prices:
$19.00	3,843,013	$19.00	9.6
$23.50-$28.00	245,990	23.87	9.7

	4,089,003	$19.29	9.7

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its employee stock option plans under APB No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at the measurement date. Because stock options have been issued with exercise prices equal to the fair market value of the underlying stock at the measurement date, no compensation cost has resulted. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2002
Expected volatility	35%
Risk-free interest rate	3.81%-4.19%
Expected life (years)	4
Dividend yield	0%

The weighted-average estimated fair market value of employee stock options granted during 2002 was $6.50 per share. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows:

2002
Net income:
As reported	$190,373
Stock option compensation expense, net of tax	(1,130)

Adjusted net income	189,243

Net loss applicable to common stockholders (from June 1, 2002 through September 30, 2002):
As reported	$(22,691)
Stock option compensation expense, net of tax	(1,130)

Adjusted net loss applicable to common stockholders	(23,821)

Net loss per share as reported—basic and diluted:
As reported	$(0.27)
Adjusted net loss per share	$(0.28)

19. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations.

20. Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Net Unrealized Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
As of September 30, 1999	$235	$—	$—	$235
Other comprehensive income (loss)	(763)	—	2,191	1,428

As of September 30, 2000	(528)	—	2,191	1,663
Other comprehensive income (loss)	(239)	—	(2,191)	(2,430)

As of September 30, 2001	(767)	—	—	(767)
Other comprehensive income (loss)	17,648	(690)	—	16,958

As of September 30, 2002	$16,881	$(690)	$—	$16,191

21. Income Taxes

Prior to the Company’s transition to a corporate structure, no provision for income taxes was made as the liability for such taxes were that of the former owners. As a result of the Company’s transition to a corporate structure on May 31, 2002, a tax expense of $21,711 was recognized related to deferred tax assets and liabilities

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes arising from temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of transition.

Subsequent to transition, the Company’s provision for income taxes aggregated $11,342 ($33,053 income tax expense less the $21,711 tax expense related to the transition to a corporate structure) and consisted of the following:

	Current	Deferred	Total
U.S. Federal	$25,740	$(16,108)	$9,632
State and local	4,808	(3,314)	1,494
Foreign	216	—	216

	$30,764	$(19,422)	$11,342

At September 30, 2002, the Company had income taxes receivable of $2,091. Income tax expense for the period subsequent to transition differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before taxes ($10,361 for the period June 1, 2002 through September 30, 2002) as a result of the following:

Provision for taxes at U.S. federal statutory rate	$3,626
Increase in income taxes resulting from:
Costs of transition to corporate structure	4,530
State and local income taxes, net of federal income tax benefit	972
Nondeductible expenses	592
Foreign earnings taxed at varying rates and foreign losses not tax effected	1,401
Other	221

$11,342

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Deferred tax assets:
Accrued expenses	$23,910
Foreign tax loss carryforwards	27,859
Other	3,176

54,945
Valuation allowance	(27,859)

$27,086

Deferred tax liabilities:
Compensation and benefits	$15,805
Income deferred for tax purposes	2,282
Goodwill amortization	1,460
Depreciation and amortization	5,583
Other	4,245

$29,375

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the foreign net operating loss carryforwards which expire in 2003 through 2017. Foreign taxable loss for the four-month period ended September 30, 2002 was $21,477 and consolidated taxable income for the same four month period was $26,457. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

22. Segments and Geographic Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology. The two segments are Outsourcing and Consulting.

•
Outsourcing—Hewitt applies benefits and human resources domain expertise and employs its integrated technology platform and other tools to administer and manage its clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Hewitt assumes and automates the resource-intensive processes required to administer its clients’ benefit programs, and provides technology-based self-management tools that support decision-making and transactions by its clients’ employees. With the information and tools that Hewitt provides, Hewitt helps its clients to optimize the return on their benefit investments. Hewitt has built on its experience in benefits outsourcing to offer employers the ability to outsource a wide range of human resource activities using its human resources business process outsourcing (“HR BPO”) solution.

•
Consulting—Hewitt provides actuarial services and a wide array of other consulting services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Hewitt operates many of the administrative functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segment businesses. These shared service functions include general office support and space management, overall corporate management, and financial and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of these administrative and marketing functions are not allocated to the business segment; rather, they are included in unallocated shared costs.

The accounting policies of the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2000	2001	2002
Outsourcing (1)
Revenues before reimbursements (net revenues)	$802,683	$951,884	$1,115,462
Segment income before the non-recurring software charge (2)	137,716	164,425	272,702
Segment income (2)	137,716	137,956	272,702
Net client receivables and work in process		213,438	193,996

Consulting (3)
Revenues before reimbursements (net revenues)	$477,869	$523,777	$600,735
Segment income (2)	151,060	168,766	161,787
Net client receivables and work in process		154,360	200,188

Total Company
Revenues before reimbursements (net revenues)	$1,280,552	$1,475,661	$1,716,197
Reimbursements	25,507	26,432	33,882

Total revenues	$1,306,059	$1,502,093	$1,750,079

Segment income before the non-recurring software charge (2)	$288,776	$333,191	$434,489
Non-recurring software charge	—	26,469	—

Segment income (2)	288,776	306,722	434,489
Charges not recorded at the segment level:
One-time charges (4)	—	—	26,143
Initial public offering restricted stock awards (5)	—	—	27,525
Unallocated shared costs (2)	106,631	121,020	140,501

Total operating income (2)	$182,145	$185,702	$240,320

Net client receivables and work in process		$367,798	$394,184
Assets not reported by segment		333,559	825,162

Total assets		$701,357	$1,219,346

(1)
The fiscal year 2000 and 2001 Outsourcing results include the results of Sageo prior to the decision to transition Sageo clients from Sageo’s website to the Total Benefit Administration™ web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt. In the year ended September 30, 2001, stand-alone company expenses were eliminated and Sageo website development spending ceased. Sageo contributed $0 and $10,342 of Outsourcing net revenues and reduced segment income by $20,628 and $73,462 for the years ended September 30, 2000 and 2001, respectively.

(2)
Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation as compensation and related expenses in arriving at segment income.

(3)
On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment’s results from the acquisition date of June 5, 2002 through September 30, 2002.

HEWITT ASSOCIATES, INC.

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
In connection with the Company’s transition to a corporate structure, the following one-time charges were incurred: a) $8,300 of non-recurring compensation expense related to the establishment of a vacation liabilityfor its former owners and b) $17,843 of non-recurring compensation expense resulting from certain owners receiving more common stock than their proportional share of total capital, without offset for those owners who receive less than their proportional share of stock.

(5)	Compensation expense of $27,525 related to the amortization of initial public offering restricted stock awards.

Revenues and long-lived assets for the years ended September 30 are indicated below. Revenues are attributed to geographic areas based on the country where the associates perform the services. Long-lived assets include net property and equipment and intangible assets, such as capitalized software.

	Year Ended September 30,
	2000	2001	2002
Revenues
United States	$1,202,190	$1,380,991	$1,571,747
All Other Countries	103,869	121,102	178,332

Total	$1,306,059	$1,502,093	$1,750,079

Long-Lived Assets
United States		$220,977	$320,038
All Other Countries		19,546	309,477

Total		$240,523	$629,515

The Company’s revenues attributable to areas outside the United States are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions, and other factors associated with foreign trade.

23. Regulated Subsidiary

Hewitt Financial Services LLC, a registered U.S. broker-dealer subsidiary, which is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule”, has elected to compute its net capital in accordance with the “Alternative Standard” of that rule. As of September 30, 2001 and 2002, Hewitt Financial Services LLC had regulatory net capital, as defined, of $742 and $1,641, respectively, which exceeded the amounts required by $737 and $1,636, respectively.

INDEX TO EXHIBITS

Exhibit		Description

2.1	*
Business Amalgamation Agreement between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration
No. 333-84198).

2.2		Amendment to Business Amalgamation Agreement, between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc.

3.1	*
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

3.2	*	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

3.3	*
Certificate of Designation for Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1	*
Specimen Class A Common Stock Certificate of the Registrant (incorporated herein by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.1	*
Amended and Restated Multicurrency Promissory Note, dated February 23, 1998 (incorporated herein by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.2	*	Hewitt Global Stock and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	*
Registration Rights Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.4	*
Hewitt Associates LLC Note Purchase Agreement, dated May 1, 1996, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated herein by reference to Exhibit 10.4 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.5	*
Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated herein by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.6	*
Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated herein by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198.)

10.7	*
Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated herein by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

Exhibit		Description

10.8	*
Hewitt Associates LLC Supplemental Note Purchase Agreement (Series C), dated as of June 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.93% Senior Notes, Series C, due June 30, 2007 (incorporated herein by reference to Exhibit 10.8 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.9	*
Hewitt Associates LLC Supplemental Note Purchase Agreement (Series D), dated as of October 1, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 7.65% Senior Notes, Series D, due October 15, 2005 (incorporated herein by reference to Exhibit 10.9 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.10	*
Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated herein by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.11	*
Transfer Restriction Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.11 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.12	*
Distribution Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.12 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.13	*
Revolving and Term Credit Facility by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto dated as of May 28, 1996, as amended by Amendments 1 through 6 thereto (incorporated herein by reference to Exhibit 10.13 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.14	*
Transfer Restriction Agreement between Hewitt Associates, Inc. and the partners of Bacon & Woodrow (incorporated herein by reference to Exhibit 10.14 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.15	*
Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.16	*
First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated herein by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.17	*
Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranch 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated herein by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration
No. 333-84198).

10.18	*
Ownership Interest Transfer Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.18 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.19	*
Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.19 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration
No. 333-84198).

Exhibit		Description

10.20	*
Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.20 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration
No. 333-84198).

10.21	*
Seventh Amendment to Revolving and Term Credit Agreement by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto (incorporated herein by reference to Exhibit 10.21 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.22		Three Year Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA.

10.23		364-Day Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA.

10.24		Aggregate Term Facility, dated as of June 5, 2002 and amended on August 29, 2002, by and among Hewitt Bacon & Woodrow Limited and Barclays Bank PLC.

21		Subsidiaries.

23.1		Consent of Ernst & Young LLP.

99.1		Officer certifications.

*	As previously filed.