Form 10-Q
period 2002-12-31
HEWITT ASSOCIATES INC
filed 2003-02-04
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES       X            NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES                    NO      X

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at December 31, 2002
Class A Common Stock—$0.01 par value	19,198,288
Class B Common Stock—$0.01 par value	73,726,424
Class C Common Stock—$0.01 par value	5,568,869

98,493,581

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2002

Part I. Financial Information

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share and per share amounts)

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$168,118	$136,450
Client receivables and unbilled work in process, less allowances of $21,996 at December 31, 2002 and $16,160 at September 30, 2002	387,676	394,184
Prepaid expenses and other current assets	75,184	35,474
Deferred income taxes, net	16,969	16,976

Total current assets	647,947	583,084

Non-Current Assets
Property and equipment, net	238,572	249,613
Goodwill, net	217,655	201,286
Intangible assets, net	171,014	169,887
Other assets, net	11,901	15,476

Total non-current assets	639,142	636,262

Total Assets	$1,287,089	$1,219,346

LIABILITIES
Current Liabilities
Accounts payable	$16,424	$23,286
Accrued expenses	184,283	180,946
Advanced billings to clients	91,845	73,965
Current portion of long-term debt	45,336	36,918
Current portion of capital lease obligations	11,235	11,572
Employee deferred compensation and accrued profit sharing	53,956	56,481

Total current liabilities	403,079	383,168

Long-Term Liabilities
Debt , less current portion	147,000	147,000
Capital lease obligations, less current portion	86,944	88,913
Other long-term liabilities	43,954	48,435
Deferred income taxes, net	19,265	19,265

Total long-term liabilities	297,163	303,613

Total Liabilities	$700,242	$686,781

Commitments and Contingencies (Note 8 and 9)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Dollars in thousands except for share and per share amounts)

	December 31, 2002	September 30, 2002
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	$—	$—
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 19,198,288 and 19,162,660 shares issued and outstanding as of December 31, 2002 and September 30, 2002, respectively	192	192
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 73,726,424 shares issued and outstanding as of December 31, 2002 and September 30, 2002	737	737
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 5,568,869 shares issued and outstanding as of December 31, 2002 and September 30, 2002	56	56
Restricted stock units, 227,025 and 319,902 units issued and outstanding as of December 31, 2002 and September 30, 2002, respectively	4,784	6,078
Additional paid-in capital	626,226	615,377
Retained earnings (deficit)	(7,933)	(22,691)
Unearned compensation	(59,652)	(83,375)
Accumulated other comprehensive income	22,437	16,191

Total stockholders’ equity	586,847	532,565

Total Liabilities and Stockholders’ Equity	$1,287,089	$1,219,346

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (1)

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended December 31,
	2002(1)	2001
Revenues:
Revenue before reimbursements (net revenues)	$480,319	$404,074
Reimbursements	13,606	6,803

Total revenues	493,925	410,877

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards (1)	311,539	217,402
Initial public offering restricted stock awards (Note 10)	24,885	—
Reimbursable expenses	13,606	6,803
Other operating expenses	94,413	87,612
Selling, general and administrative expenses	19,436	13,541

Total operating expenses	463,879	325,358

Operating income (1)	30,046	85,519

Other expenses, net:
Interest expense	(5,316)	(3,633)
Interest income	643	631
Other income (expense), net	(278)	(859)

Total other expenses, net	(4,951)	(3,861)

Income before taxes and owner distributions		$81,658

Income before income taxes	25,095
Provision for income taxes (1)	10,337

Net income	$14,758

Earnings per share:
Basic	$0.16
Diluted	$0.15
Weighted average shares:
Basic	93,087,288
Diluted	96,562,679

(1)	In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses and the Company became subject to corporate income taxes. As such, owner compensation expenses and corporate income taxes were recorded in the current year quarter but not in the prior year quarter. Additionally, on June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date of June 5, 2002.

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Income before taxes and owner distributions		$81,658
Net income	$14,758
Adjustments to reconcile income before taxes and owner distributions and net income to net cash provided by operating activities:
Depreciation and amortization	26,870	23,225
Initial public offering restricted stock awards (Notes 4 and 10)	22,624	—
Deferred income taxes	7	—
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	16,273	9,418
Prepaid expenses and other current assets	(27,968)	(1,792)
Accounts payable	(8,126)	(2,353)
Accrued expenses	(2,074)	3,808
Advanced billings to clients	17,799	11,147
Employee deferred compensation and accrued profit sharing	(2,685)	(5,683)
Other long-term liabilities	(6,988)	(568)

Net cash provided by operating activities	50,490	118,860
Cash flows from investing activities:
Additions to property and equipment	(5,331)	(16,291)
Cash paid for acquisition, net of cash received	(6,846)	—
Increase in other assets	(8,184)	(1,121)

Net cash used in investing activities	(20,361)	(17,412)
Cash flows from financing activities:
Capital distributions, net (Note 3)	—	(40,940)
Short-term borrowings	3,481	—
Repayments of long-term debt	—	(2,966)
Repayments of capital lease obligations	(2,306)	(3,944)
Payment of accrued offering costs	(32)	—

Net cash provided by (used in) financing activities	1,143	(47,850)
Effect of exchange rate changes on cash and cash equivalents	396	141

Net increase in cash and cash equivalents	31,668	53,739
Cash and cash equivalents, beginning of period	136,450	60,606

Cash and cash equivalents, end of period	$168,118	$114,345

Supplementary disclosure of cash paid during the period:
Interest paid	$6,230	$4,352
Income taxes paid	$431	$—

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

(Unaudited)

(Dollars in thousands except for share and per share amounts)

1. Description of Business:

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide human resources outsourcing and consulting services.

Prior to May 31, 2002, the results of the Company included the combined results of three Illinois limited liability companies: Hewitt Associates LLC and subsidiaries, Hewitt Financial Services LLC and Sageo LLC (collectively, “Hewitt Associates LLC and Affiliates”). Hewitt Associates LLC and Affiliates was under the control of Hewitt Holdings LLC (“Hewitt Holdings”).

On May 31, 2002, the Company completed its transition to a corporate structure whereby Hewitt Holdings’ ownership interests in Hewitt Associates LLC and Affiliates were transferred to Hewitt Holdings’ newly formed and then wholly-owned subsidiary, Hewitt Associates, Inc.

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The results of operations for Bacon & Woodrow’s actuarial and benefits consulting business are included in the Company’s results from the acquisition date.

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $219,266 in net cash proceeds after offering expenses.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2002, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated and combined financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation and Combination

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

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized as services are provided. Ongoing service fees are normally billed on a monthly basis, typically based on the number of plan participants or services. Services provided outside the scope of outsourcing contracts are billed on a time-and-materials basis or a fixed fee basis.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

The Company’s clients pay for consulting services either on a time-and-materials basis or on a fixed-fee basis. Revenues are recognized under time-and-material based agreements as services are provided. On fixed-fee engagements, revenues are recognized on a percentage of completion basis (i.e. based on the services provided during the period as a percentage of the total estimated services to be provided). Losses on consulting agreements are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work.

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

Income Taxes

On May 31, 2002, the Company became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No.109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, the Company was not subject to income taxes because it operated as a limited liability company. Taxes on income earned prior to May 31, 2002 were the responsibility of Hewitt Holdings’ owners.

Earnings Per Share

On May 31, 2002, the Company completed its transition to a corporate structure and began to report earnings per share in accordance with SFAS No.128, Earnings Per Share. Prior to May 31, 2002, Hewitt was comprised of limited liability companies and did not have outstanding common stock from which to calculate earnings per share, nor did the Company’s earnings include owner compensation or income taxes. As such, the Company’s historical income before taxes and owner distributions is not comparable to net income of a corporation. Therefore, historical earnings per share have not been presented for periods prior to May 31, 2002, and the consolidated and combined financial statements do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation for those periods.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for contract and project loss reserves, the allowance for doubtful accounts, depreciation and amortization, impairment, taxes and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Stock-Based Compensation

The Company applies the intrinsic value method for accounting for stock-based compensation as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company grants non-qualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years. Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The shares are subject to forfeiture and restrictions on sale or transfer for six months to four years from the grant date. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards and exercised stock options are considered outstanding. Restricted stock awards vest on a cliff schedule so that restricted stock awards are not considered outstanding until the stated vesting date for earnings per share calculations. Under the treasury stock method, unvested restricted stock awards and unexercised stock options with fair market values of the underlying stock greater than the stock options’ exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. For acquisitions made prior to July 1, 2001, Hewitt has adopted the provisions of SFAS No. 142 as of October 1, 2002. The change is not expected to have a material effect on the Company’s results. The acquisition of the benefits consulting business of Bacon & Woodrow occurred after the provisions of SFAS No. 142 went into effect. As such, in accordance with SFAS No. 142, goodwill recorded in the acquisition has not been amortized but will be reviewed for impairment, along with other identifiable intangible assets, at least annually or whenever indicators of impairment exist.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model based on the framework established in SFAS No. 121. The Company has adopted SFAS No. 144 as of October 1, 2002, and the adoption did not have a material impact on its consolidated financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or a disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption did not have a material impact on the Company’s current financial position or results of operations.

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the requirements and impact of this issue on our consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact of FIN No. 46 on our consolidated results of operations and financial position.

3.	Transition to a Corporate Structure

On May 31, 2002, the Company completed its transition to a corporate structure in connection with its planned initial public offering.

Prior to the transition to a corporate structure, the Company consisted of single-member limited liability companies, which were wholly owned by Hewitt Holdings. As such, owners’ capital represented the ownership interests of Hewitt Holdings in the Company. Historically, distributions to and contributions from Hewitt Holdings were based on the capital requirements of the Company and of Hewitt Holdings, and were subject to the discretion of the owners of Hewitt Holdings.

On March 1, 2002, Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of Hewitt Holdings. Three classes of common stock were authorized. The holders of Class A, Class B and Class C common stock have one vote per share. All shares of Class B and Class C common stock are voted in accordance with a majority of the votes cast by the holders of Class B and Class C common stock as a group.

On May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc., thereby making Hewitt Associates LLC and Affiliates a wholly-owned subsidiary of the Company. The capital in the business was converted and Hewitt Holdings received 70,819,520 shares of the Company’s Class B common stock.

4.	Initial Public Offering

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. The Company’s gross proceeds from the offering were $211,850, before the underwriting discount of $14,829 and offering expenses of $7,308. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The option exercise generated gross proceeds of $31,778 before the underwriting discount of $2,225.

Of the $219,266 in net proceeds received in July 2002, $52,000 was used to repay the outstanding balance on the Company’s lines of credit, $8,341 was used to pay income taxes resulting from the Company’s transition to a corporate structure, and the balance was used for general corporate purposes and working capital.

In connection with the initial public offering, the Company granted to employees restricted stock, restricted stock units and non-qualified stock options on common stock. (See Note 10, Stock-Based Compensation Plan, for additional information).

5.	Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share includes the components of basic earnings per share and also gives effect to dilutive potential common stock equivalents. The following table presents computations of basic and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America for the three months ended December 31, 2002.

Three Months Ended December 31, 2002
Net income as reported	$14,758

Weighted-average number of shares of common stock for basic	93,087,288
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	2,529,456
Unexercised stock options	945,935

Weighted-average number of shares of common stock for diluted	96,562,679

Earnings per share—basic	$0.16

Earnings per share—diluted	$0.15

6. Other Comprehensive Income

The following table presents the pre-tax, tax and after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2002	2001
Income before owner distributions and taxes		$81,658
Net income	$14,758
Other comprehensive income:
Foreign currency translation adjustments	6,246	21

Total other comprehensive income	$21,004	$81,679

7. Acquisition of Bacon & Woodrow

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”) in the United Kingdom. The purchase price totaled $259,009 and was comprised of $219,240 of common stock, $38,882 in assumed net liabilities and $887 of acquisition-related costs. Bacon & Woodrow’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2002.

Pursuant to the purchase agreement, the former partners and employees of Bacon & Woodrow initially received an aggregate of 1,400,000 shares of the Company’s Series A mandatorily redeemable preferred stock which was redeemable for shares of the Company’s common stock. Effective as of August 2, 2002, the Bacon & Woodrow former partners and employees elected to exchange their shares of Series A preferred stock for common stock. Of the 9,417,526 shares of common stock issued, the former partners of Bacon & Woodrow received 2,906,904 shares of Class B common stock and 5,568,869 shares of Class C common stock, and a trust for the benefit of the non-partner employees of Bacon & Woodrow received 941,753 shares of Class A common stock.

The preliminary allocation of the $259,009 purchase price to acquired net assets resulted in the allocation of $178,124 to goodwill, $65,874 to identifiable intangible assets (primarily customer relationships) with indefinite lives, $15,011 to identifiable intangible assets with estimated five-year lives, $61,521 to identifiable assets (which includes $40,445 of client receivables and unbilled work in process), and $100,403 to assumed liabilities (which includes $22,687 of accounts payable and accrued expenses and $36,071 of short term borrowings). The actual allocation of the purchase price will depend upon the final evaluation of the fair value of the assets and liabilities of the benefits consulting business of Bacon & Woodrow. Consequently, the ultimate allocation of the purchase price could differ from that presented above.

Assuming the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow occurred on October 1, 2001, pro forma net revenues for the three months ended December 31, 2001 would have been approximately $437,000 and pro forma income before taxes and owner distributions would have been $90,000. These pro forma results, which are unaudited, give effect to the Company’s incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. Because the Company was a limited liability company for the first eight months of fiscal 2002, the pro forma effect of the acquisition on earnings per share is not meaningful. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated on October 1, 2001, nor are they necessarily indicative of future consolidated operating results.

8. Related Party Transactions

The Company has entered into real estate transactions with Hewitt Holdings and its subsidiaries. Except for two capital leases the Company recorded in fiscal 2002, totaling $87,394 at December 31, 2002, the remaining office space leases are operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third-party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is an obligation of these related parties, and is not an obligation of, nor guaranteed by, the Company.

The consolidated and combined statements of operations include expenses that have been allocated to the Company by Hewitt Holdings on a specific identification basis for the period prior to incorporation only. Management believes these allocations and charges are reasonable and that such expenses would not have differed materially had the Company operated on a stand-alone basis.

9. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

10. Stock-Based Compensation Plan

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The incentive compensation plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash-based awards and employees can also receive incentive stock option. As of December 31, 2002, only restricted stock and restricted stock units and non-qualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of December 31, 2002, there were 15,213,859 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units at $19.03 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the quarter ended December 31, 2002, $24,885 of compensation and payroll tax expense was recorded for the initial public offering-related awards. Also, on December 31, 2002, 2,059,301 shares of restricted stock and restricted stock units vested and were converted to Class A common stock. In connection with the vesting of these stock awards, the Company accrued $20,961 on behalf of employees for taxes that became due when the awards vested.

As of December 31, 2002, the $20,961 was recorded as a receivable within prepaid expenses and other current assets as it will be reimbursed to the Company in January 2003.

As of December 31, 2002, the remaining $59,652 of unearned compensation related to the unvested initial public offering stock awards is recorded within stockholders’ equity and will be amortized as the awards vest through June 27, 2006 and adjusted for payroll taxes, forfeitures or other changes.

Stock Options

The Committee may grant both incentive stock options and non-qualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The non-qualified stock options granted in conjunction with the Company’s initial public offering vest over a period of four years.

The following table summarizes stock option activity during the three months ended December 31, 2002:

	Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2002	4,089,003	$19.29
Granted	48,987	32.39
Exercised	—	—
Forfeited	(8,400)	19.38
Outstanding at December 31, 2002	4,129,590	$19.45

The following table summarizes information about stock options outstanding at December 31, 2002.

	Outstanding Options			Options Exercisable
	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Term (Years)	Number Vested	Weighted- Average Exercise Price
Range of exercise prices:
$19.00	3,836,013	$19.00	9.4	97,555	$19.00
$23.50–$28.00	245,090	23.88	9.5	1,945	23.50
$32.45	48,487	32.45	9.9	—	—

	4,129,590	$19.45	9.4	99,500	$19.09

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company has elected to account for its employee stock option plans under APB No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at the measurement date. Because stock options have been issued with exercise prices equal to fair value at the measurement date, no compensation cost has resulted. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No.123 and SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2002
Expected volatility	36.8%
Risk-free interest rate	2.95%-3.05%
Expected life (years)	4
Dividend yield	0%

The weighted-average estimated fair market value of employee stock options granted during the three months ended December 31, 2002 was $10.74 per share. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma net income and earnings per share would have been as follows:

Three Months Ended December 31, 2002
Net income:
As reported	$14,758
Stock option compensation expense, net of tax	(1,043)

Adjusted net income	$13,715

Net income per share as reported—basic:
As reported	$0.16
Adjusted net income per share	$0.15

Net income per share as reported—diluted:
As reported	$0.15
Adjusted net income per share	$0.14

11. Goodwill and Intangible Assets

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective October 1, 2002.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. During the three months ended December 31, 2002, no impairments were recognized as a result of the intangible asset transitional impairment testing that was performed. The transitional impairment test for goodwill will be completed by March 31, 2003 and will compare the fair values of the Company’s reporting units to their respective carrying values. Transitional impairment losses, if any, will be recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations.

The following is a summary of income before taxes and owner distributions for the three months ended December 31, 2001 as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives:

Three Months Ended December 31, 2001
Income before taxes and owner distributions:
As reported	$81,658
Goodwill amortization	198

Adjusted income before taxes and owner distributions	$81,856

The following is a summary of changes in the carrying amount of goodwill by segment for the three months ended December 31, 2002:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2002	$—	$201,286	$201,286
Additions	—	10,974	10,974
Changes in foreign exchange rates	—	5,395	5,395

Balance at December 31, 2002	$—	$217,655	$217,655

Goodwill additions during the three months ended December 31, 2002 resulted from an acquisition of the remaining interest in a joint venture investment in The Netherlands and an adjustment to the purchase price allocation related to another acquisition in Switzerland.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. Effective October 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2002 and September 30, 2002:

	December 31, 2002			September 30, 2002
Definite useful lives	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Capitalized software	$188,892	$100,429	$88,463	$183,030	$93,945	$89,085
Trademarks	10,463	1,221	9,242	10,196	680	9,516

Total	$199,355	$101,650	$97,705	$193,226	$94,625	$98,601

Indefinite useful life
Contractual customer relationships			$73,309			$71,286

Total intangible assets			$171,014			$169,887

Amortization expense related to intangible assets was $7,040 and $5,919 for the three months ended December 31, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets with definite lives at September 30, 2002, for each of the years in the five year period ending September 30, 2007 and thereafter is as follows:

Fiscal year ending:	2003	2004	2005	2006	2007	2008 and thereafter	Total
Estimated intangibles amortization expense	$29,645	$26,240	$19,396	$14,375	$8,041	$904	$98,601

12. Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies benefits and human resources domain expertise and employs its integrated technology platform and other tools to administer clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Hewitt assumes and automates the resource-intensive processes required to administer its clients’ benefit programs, and provides technology-based self-management tools that support decision-making and transactions by its clients’ employees. With the information and tools that Hewitt provides, Hewitt helps its clients to optimize the return on their benefit investments. Hewitt has built on its experience in benefits outsourcing and human resource expertise to offer employers the ability to outsource a wide range of human resource activities using its human resources business process outsourcing (“HR BPO”) solution.

•	Consulting—Hewitt provides actuarial services and a wide array of other consulting services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

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

The table below presents information about the Company’s reportable segments for the periods presented:

	Three Months Ended December 31,
	2002	2001

Outsourcing
Revenues before reimbursements (net revenues)	$308,173	$276,025
Segment income (1)	68,713	76,007

Consulting (2)
Revenues before reimbursements (net revenues)	$172,146	$128,049
Segment income (1)	26,201	38,177

Total Company
Revenues before reimbursements (net revenues)	$480,319	$404,074
Reimbursements	13,606	6,803

Total revenues	$493,925	$410,877

Segment income (1)	$94,914	$114,184
Charges not recorded at the Segment level:

Initial public offering restricted stock awards (3)	24,885	—
Unallocated shared costs (1)	39,983	28,665

Operating income (1)	$30,046	$85,519

(1)
Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses in arriving at segment income.

(2)
On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.

(3)	Compensation expense of $24,885 related to the amortization of the initial public offering restricted stock awards.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our Consolidated and Combined Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Please also refer to our Combined and Consolidated Financial Statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional information. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We refer you to the discussion within the “Notes Regarding Forward-Looking Statements.”

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2002”or “fiscal 2002 “means the twelve-month period that ended September 30, 2002. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated and combined financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Prior period amounts have been reclassified to conform with the current year presentation.

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

On June 5, 2002, we acquired the actuarial and benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”) in the United Kingdom. The results of operations for Bacon & Woodrow are included in our historical results from the date of the acquisition, June 5, 2002.

On June 27, 2002, we sold 11,150,000 shares of Class A common stock at $19.00 per share in our initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of our Class A common stock at $19.00 per share. The combined transactions generated $219 million in net cash proceeds after offering expenses.

For a pro forma presentation of results had these events occurred at the beginning of the fiscal 2002, we refer you to the “Pro Forma Results of Operations” section.

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

Critical Accounting Policies and Estimates

Revenues

Revenues include fees primarily generated from outsourcing contracts and from consulting services provided to our clients. Of our $1.7 billion of net revenues for fiscal 2002, 65% was generated in our outsourcing segment and 35% was generated in our consulting segment. For the three months ended December 31, 2002, of our $480 million of net revenues, 64% was generated in our outsourcing segment and 36% in our consulting segment. Consulting revenues grew slightly as a percentage of revenue during the quarter ended December 31, 2002 due to the acquisition of Bacon & Woodrow in June 2002. We refer you to Note 7 to the consolidated and combined financial statements for additional information on the acquisition.

Under our outsourcing contracts, our clients generally agree to pay us an implementation fee and an ongoing service fee. The implementation fee covers only a portion of the costs we incur to transfer the administration of a client’s plan onto our systems, including costs associated with gathering, converting, inputting and testing the client’s data, tailoring our systems and training our employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans or human resource programs or processes, the number of participants or personnel and the scope of the delivery model.

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

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized as services are provided. Ongoing service fees are typically billed on a monthly basis, typically based on the number of plan participants or services. There can be an agreement that the ongoing service fee will be adjusted if the number of participants changes materially. A weakening of general economic conditions or the financial condition of our clients, resulting in workforce reductions (i.e. participant reductions), could have a negative effect on our outsourcing revenues. Services provided outside the scope of our outsourcing contracts are typically billed on a time-and-materials basis.

Our outsourcing contracts typically have three- to five-year terms. However, a substantial portion of our outsourcing contracts may be terminated by our clients, generally upon 90 to 180 days notice. Normally, if a client terminates a contract or project, the client remains obligated to pay for services performed (including unreimbursed implementation costs), and for any commitments we have made on behalf of our clients to pay third parties.

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the amount to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. A factor mitigating this risk is that for the three months ended December 31, 2002 and 2001, no single client accounted for more than 10% of our total revenues.

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

Stock-Based Compensation

Our stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and non-qualified stock options as well as other forms of stock-based compensation. We refer you to Note 10 in the notes to the consolidated and combined financial statements for additional information on this plan and plan activity during the quarter.

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

During the three months ended December 31, 2002, we granted non-qualified stock options to acquire 48,987 shares of our Class A common stock to our employees. As of December 31, 2002, options to acquire a total of 4,129,590 shares of Class A common stock were outstanding and represented approximately 4.2% of the Company’s outstanding common stock on that date. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during the three months ended December 31, 2002, we would have recorded approximately $1.0 million in additional expense and reported net income of $14 million. The net earnings per basic and diluted share for the three months ended December 31, 2002 would have been $0.15 and $0.14, respectively. The difference between the net earnings per share as reported and the net earnings per share under the provisions of SFAS No. 123 would have been ($0.01) for the three months ended December 31, 2002.

During the quarter ended December 31, 2002, 2,059,301 shares of restricted stock and restricted stock units vested and 91,458 shares of restricted stock units were converted to Class A common stock. As of December 31, 2002, 3,597,250 shares of restricted stock and restricted stock units remain unvested. The related deferred compensation expense of $60 million will be recognized evenly over the remaining vesting period through June 27, 2006 and adjusted for payroll taxes, forfeitures or other changes.

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

Additionally, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown separately within total revenue in accordance with Emerging Issue Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Similarly, related reimbursable expenses are also shown separately within operating expenses. We refer to revenues before reimbursements as net revenues.

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

Other Operating Expenses

Other operating expenses include equipment, occupancy and non-compensation related direct client service costs. Equipment costs include computer servers, data storage and retrieval, data center operation and benefit center telecommunication expenses, and depreciation and amortization of capitalized computer technology and proprietary software. Occupancy costs primarily include rent and related occupancy expenses for our offices. Non-compensation-related direct client service costs include costs associated with the provision of client services such as printing, duplication, fulfillment and delivery.

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

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three-month periods is derived from unaudited consolidated and combined financial statements which were prepared on the same basis as the annual consolidated and combined financial statements. In our opinion, information for the three months ended December 31, 2002 and 2001 contains all adjustments, consisting only of normal recurring adjustments, except as noted, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended December 31,
	2002	2001
Revenues:
Revenues before reimbursements (net revenues)	100.0%	100.0%
Reimbursements	2.8	1.7

Total revenues	102.8	101.7
Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards (1)	64.9	53.7
Initial public offering restricted stock awards	5.2	—
Reimbursable expenses	2.8	1.7
Other operating expenses	19.6	21.7
Selling, general and administrative expenses	4.0	3.4

Total operating expenses	96.5	80.5
Operating income	6.3	21.2
Other expenses, net	(1.0)	(1.0)

Income before taxes and owner distributions (1)		20.2%

Pretax income	5.3
Provision for income taxes	2.2

Net income	3.1%

(1)	Income before taxes and owner distributions is not comparable to net income of a corporation because, due to our limited liability company form in the three months ended December 31, 2001, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax.

Three Months Ended December 31, 2002 and 2001

Net Revenues

Net revenues were $480 million in the three months ended December 31, 2002, compared to $404 million in the comparable prior year period, an increase of 19%. Outsourcing net revenues increased by 12% over the comparable prior year period to $308 million in the three months ended December 31, 2002 as a result of expanding services with our existing clients and adding new clients. Consulting net revenues increased by 34% over the comparable prior year period to $172 million in the three months ended December 31, 2002 primarily due to the addition of revenues from the newly acquired actuarial and benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation during the quarter of our Dutch affiliate upon purchase of a controlling interest there.The increase was also driven by increases in retirement plan and health benefit management consulting but was partially offset by a decrease in revenue from our discretionary consulting services due to continued soft demand for such services.

Compensation and Related Expenses

Compensation and related expenses were $312 million for the three months ended December 31, 2002, compared to $217 million for the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior year quarter, compensation and related expenses would have been $258 million for the three months ended December 31, 2001. The remaining increase in compensation and related expenses is primarily due to the inclusion of Bacon & Woodrow’s compensation and related expenses and the addition of personnel in our outsourcing segment. Including estimated owner compensation expense in the prior year quarter, compensation and related expenses as a percentage of net revenues would have increased from 64% to 65% in the current year quarter over the prior year quarter. This increase is within the outsourcing segment and is due to the addition of new employees, primarily in our new solution for broader human resource business process outsourcing services, which we refer to as “HR BPO”.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Through December 31, 2002, compensation and related payroll tax expenses of approximately $52 million were recorded as initial public offering restricted stock award expense, of which $25 million was recorded in the quarter ended December 31, 2002 alone. The remaining $60 million of unearned compensation and related payroll taxes will be recognized evenly through June 30, 2006 and will be adjusted for forfeitures and other changes as they arise.

Other Operating Expenses

Other operating expenses were $94 million in the three months ended December 31, 2002 compared to $88 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 20% in the three months ended December 31, 2002, from 22% in the comparable prior year period. This decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $7 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow’s results as well as increased depreciation and amortization expenses on computer equipment and software and increased computer maintenance expenses, partially offset by lower data telecommunication expenses in our outsourcing segment over the prior year.

Selling, General and Administrative Expenses

SG&A expenses were $19 million in the three months ended December 31, 2002 compared to $14 million in the comparable prior year period. SG&A grew almost $6 million and as a percentage of net revenues, SG&A expenses increased to 4% in the three months ended December 31, 2002, from 3% in the comparable prior year period. This increase as a percentage of net revenues was primarily the result of the inclusion of the results of the actuarial and benefits consulting business of Bacon & Woodrow as well as increased travel and advertising expenses which were lower in the three months ended December 31, 2001, following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net were $5 million in the three months ended December 31, 2002, compared to $4 million in the comparable prior year period. As a percentage of net revenues, other expenses, net was 1% or less in both periods. Interest expense was $5 million for the three months ended December 31, 2002, compared to $4 million in the comparable prior year period. The increase in interest expense is primarily due to the additional interest expense on our two capital leases for office space we executed in the third quarter of fiscal 2002.

Provision for Income Taxes

The provision for income taxes was $10 million for the three months ended December 31, 2002. No tax provision is included for the three months ended December 31, 2001 as the Company was not subject to corporate income taxes at that time. For the year ending September 30, 2003, the Company expects to report pre-tax income and as such has apportioned the estimated income tax provision for the year to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

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

Reconciliation of Segment Results to Total Company Results

	Three Months Ended December 31,
	2002	2001
	(in thousands)
Outsourcing
Revenues before reimbursements (net revenues)	$308,173	$276,025
Segment income (1)	68,713	76,007

Consulting (2)
Revenues before reimbursements (net revenues)	$172,146	$128,049
Segment income (1)	26,201	38,177

Total Company
Revenues before reimbursements (net revenues)	$480,319	$404,074
Reimbursements	13,606	6,803

Total revenues	$493,925	$410,877

Segment income (1)	$94,914	$114,184
Charges not recorded at the Segment level:
Initial public offering restricted stock awards (3)	24,885	—
Unallocated shared costs (1)	39,983	28,665

Operating income (1)	$30,046	$85,519

(1)	First quarter earnings include owner compensation expense while the prior year quarter does not. Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation as compensation and related expenses in arriving at segment income.
(2)	The results of Bacon & Woodrow have been included in the Company’s Consulting segment’s results from the acquisition date of June 5, 2002.
(3)	Compensation expense of $25 million relates to the amortization of initial public offering restricted stock awards.

Outsourcing

Three Months Ended December 31, 2002 and 2001

Outsourcing net revenues were $308 million in the three months ended December 31, 2002, compared to $276 million in the comparable prior year period, an increase of 12%. We grew revenues by expanding existing client relationships and by adding new clients.

Outsourcing segment income as a percentage of outsourcing net revenues was 22% in the three months ended December 31, 2002, compared to 28% in the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior year quarter, segment income would have been $68 million for the three months ended December 31, 2001. As such, as adjusted to reflect estimated owner compensation expense in the prior year quarter, segment income as a percentage of outsourcing net revenues would have been 25% in the prior year quarter. The decrease in margin in the three months ended December 31, 2002 primarily relates to the addition of new employees in benefit administration and HR BPO.

Consulting

Three Months Ended December 31, 2002 and 2001

Consulting net revenues were $172 million in the three months ended December 31, 2002, compared to $128 million in the comparable prior year period, an increase of 34%. This increase primarily reflects the addition of revenues from the newly acquired actuarial and benefits consulting business of Bacon & Woodrow since June 5, 2002. A portion of this growth was also due to favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation during the quarter of our Dutch affiliate upon purchase of a controlling interest there. The increase was also driven by increases in retirement plan and health benefit management consulting but was partially offset by a decrease in revenue from our discretionary consulting services due to continued soft demand for such services.

Consulting segment income as a percentage of consulting net revenues was 15% in the three months ended December 31, 2002 compared to 30% for the comparable prior year period. Had we incurred owner compensation in the prior year period, segment income would have been $17 million for the three months ended December 31, 2001. As such, as adjusted to reflect estimated owner compensation expense in the prior year quarter, segment income as a percentage of consulting net revenues would have been 13% in the prior year quarter. The increase in the operating margin in the three months ended December 31, 2002 over the adjusted operating margin for the prior year quarter, stemmed from higher margins in the newly acquired actuarial and benefits consulting business of Bacon & Woodrow and in our health benefit management consulting due to improvements in resource management. The margins on our discretionary consulting services were also higher than in the prior year quarter due to headcount and compensation cost reductions which occurred in mid-fiscal 2002.

Pro Forma Results of Operations

During fiscal 2002, the Company completed several significant transactions. We completed our transition to a corporate structure in May 2002, and completed our initial public offering and the Bacon & Woodrow acquisition in June 2002. The following pro forma results give effect to all three of these transactions as if they occurred as of the beginning of fiscal 2002 on October 1, 2001, excluding any non-recurring adjustments, to allow for comparability. Current year results as shown in the statement of operations for the three months ended December 31, 2002, include the effects of all three transactions and as such, are not shown on a pro forma basis.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our “Pro Forma Combined Financial Information” and combined financial statements and related notes in our Registration Statement (No. 333-84198) on Form S-1 filed with the Securities and Exchange Commission in connection with our initial public offering and our combined and consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the Securities Exchange Commission and our consolidated and combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Pro Forma Consolidated and Combined Income Statements
(unaudited)

	Three Months Ended December 31, 2001
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$404	$33	—	—	$437
Reimbursements	7	1	—	—	8

Total revenues	411	34	—	—	445
Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	217	18	45	—	280
Initial public offering restricted stock awards	0	—	—	26	26
Reimbursable expenses	7	1	—	—	8
Other operating expenses	88	4	1	—	93
Selling, general and administrative expenses	13	4	(1)	—	16

Total operating expenses	325	27	45	26	423
Operating income	86	7	(45)	(26)	22
Other expenses, net	(4)	0	1	—	(3)

Income before taxes and owner distributions	82	7	(44)	(26)	19
Provisions for income taxes	0	—	19	(10)	9

Income before owner distributions		$7

Net income	$82		$(63)	$(16)	$10

Earnings per share:
—basic					$0.11
—diluted					$0.11
Weighted average shares:
—basic					89,652,327
—diluted					94,948,334

(1)
Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow and $2 million of losses incurred on a foreign currency purchase option related to the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $45 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $19 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $1 million of amortization of intangible assets created as part of the acquisition; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.
(2)
Offering adjustments include compensation expense of $26 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $10 million.

On a pro forma basis, the Company’s net revenues were $437 million compared to its actual net revenues of $404 million for the three months ended December 31, 2001. The difference in the net revenues is attributable to the inclusion of a full quarter of the Bacon & Woodrow net revenues on a pro forma basis as compared to no such net revenues on an actual basis as Bacon & Woodrow was acquired on June 5, 2002, and their results are included from the acquisition date forward.

On a pro forma basis, the Company’s net income was $10 million compared to its actual net income of $82 million for the three months ended December 31, 2001. The difference in the net income is attributable to (1) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (2) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (3) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; (4) the inclusion of owner salaries, benefits, bonuses and payroll taxes for all periods; (5) the exclusion of losses incurred on the foreign currency purchase option; (6) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period; and (7) the inclusion of compensation expense for all periods reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards.

Core Earnings and Core Earnings Per Share

The Company reported net income of $15 million and diluted earnings per share of $0.15 per share for the three months ended December 31, 2002, in accordance with accounting principles generally accepted in the United States of America. In assessing operating performance, the Company also reviews its results once all non-recurring or offering related adjustments made in connection with the Company’s transition to a corporate structure, and the initial public offering have been removed and owner compensation expenses and corporate income taxes have been included. We call this measure of earnings “core earnings”. For the three months ended December 31, 2002 and 2001, our core earnings and core earnings per share would have been:

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001
Core Earnings and Core Earnings Per Share (in thousands except for share and per share amounts)
Pretax income as reported	$25,095	$81,658
Adjustment to reflect estimates of owner compensation expense for the period prior to the transition to a corporate structure (1)	—	(40,551)
Add back amortization of one-time initial public offering restricted stock awards	24,885	—

Core pretax income	$49,980	$41,107
Adjusted income tax expense (2)	20,492	17,471

Core net income	$29,488	$23,636

Core earnings per share:
Basic	$0.30	$0.31
Diluted	$0.30	$0.31
Core shares outstanding:
Basic (3)	98,749,160	76,609,428
Diluted (4)	99,695,095	76,609,428

(1)	Adjustment to reflect estimated compensation expenses for Hewitt owners as if they had been employees prior to May 31, 2002.
(2)	Reflects an effective tax rate of 41.0% and 42.5% for the three months ended December 31, 2002 and 2001, respectively.
(3)	Shares are weighted for the time that they are outstanding as noted below. In fiscal year 2003, the increase in sharecount decreased core earnings per share while core earnings increased over the prior year quarter. The core shares outstanding include the following shares that were assumed to be outstanding—

For the entire periods presented:

—70,819,520 shares of Class B common stock issued to Hewitt Holdings LLC for the benefit of our owners in connection with the transition to corporate structure;

—5,789,908 shares underlying the initial public offering restricted stock awards, less net forfeitures of 133,357

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

From the grant date:

— 3,404 shares of Class A common stock issued and weighted as of July 31, 2002

— 537 shares of Class A common stock issued and weighted as of November 1, 2002

— 568 shares of Class A common stock issued and weighted as of November 18, 2002

(4)	In addition to the shares outstanding for core basic earnings per share, the dilutive effect of stock options calculated using the Treasury Stock Method outlined in SFAS No. 128, Earnings Per Share, was 945,935 shares for the three month period ended December 31, 2002.

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

Summary of Cash Flows

(in thousands)

	Three months ended December 31,
	2002	2001
	(unaudited)
Cash provided by:
Operating activities	$50,490	$118,860
Cash provided by (used in):
Investing activities	(20,361)	(17,412)
Financing activities	1,143	(47,850)
Effect of exchange rates on cash	396	141

Net increase (decrease) in cash and cash equivalents	31,668	53,739
Cash and cash equivalents at beginning of period	136,450	60,606

Cash and cash equivalents at end of period	$168,118	$114,345

For the three months ended December 31, 2002 and 2001, cash provided by operating activities was $50 million and $119 million, respectively. The decrease in cash flows provided by operating activities between the three months ended December 31, 2002 and 2001 is primarily due to the inclusion of compensation expenses related to former owners and a provision for corporate income taxes, stemming from the Company’s transition to a corporate structure on May 31, 2002. Prior to May 31, 2002, the distributions to owners were paid out of cash flows from financing activities as capital distributions and the Company did not pay corporate income taxes when it operated as a limited liability company. Additionally, cash from operating activities decreased in the three months ended December 31, 2002 due to higher prepaid costs for software and computer maintenance and insurance over the prior year period.

For the three months ended December 31, 2002 and 2001, cash used in investing activities was $20 million and $17 million, respectively. The increase in cash used in investing activities was primarily due to increased spending on software development and a $7 million payment to acquire the remaining interest in our joint venture in The Netherlands. The increased spending was offset by a reduction in capital expenditures for property and equipment this quarter.

Cash provided by financing activities was $1 million for the three months ended December 31, 2002, and cash used in financing activities was $48 million for the comparable prior year period. For the three months ended December 31, 2002, short-term borrowings accounted for the majority of the cash provided by financing while in the three months ended December 31, 2001, capital distributions under the former limited liability company structure accounted for $41 million of the cash outflows.

At December 31, 2002, our cash and cash equivalents were $168 million, as compared to $114 million at December 31, 2001, an increase of $54 million or 47%. Cash and cash equivalents at December 31, 2002, increased over the prior year primarily due to the receipt of proceeds from our initial public offering in June 2002 and strong earnings and related cash flows from operating activities in fiscal 2002 and the first quarter of fiscal 2003 which were primarily offset by the payment of capital distributions prior to incorporation on May 31, 2002 and repayments of short-term borrowings.

Commitments

Significant ongoing commitments consist primarily of leases and debt.

In prior periods, the Company entered into certain real estate transactions with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates, an equity method investment of Hewitt Holdings. Based on the characteristics of the leases and the nature of the relationships between the Company and Hewitt Holdings and its subsidiaries, most of the associated leases are classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is not an obligation of, nor guaranteed by, the Company.

During the third quarter of fiscal 2002, we entered into two 15-year capital leases to lease office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of December 31, 2002, the outstanding debt related to these leases was $87 million. One of the leases, totaling $24 million at December 31, 2002, is with a related party, The Bayview Trust.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.8% to 8.0%. At December 31, 2002, the outstanding balance on the equipment financing agreements was $11 million.

Our debt consists primarily of lines of credit, term notes and equipment financing arrangements. We have two unsecured line of credit facilities. The 364-day facility expires on September 26, 2003, and provides for borrowings up to $70 million. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50 million. Borrowings under either facility accrue interest at LIBOR plus 52.5 to 72.5 basis points or the prime rate, at our option. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under both facilities. If the aggregate utilization under both facilities exceeds 50% of the aggregate commitment, an additional utilization fee, based on the aggregate utilization, is assessed at a rate of 0.125% per annum. At December 31, 2002, there was no outstanding balance on either facility.

We have an unsecured multi-currency line of credit permitting borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. At December 31, 2002, the outstanding balance on the unsecured multicurrency line of credit was approximately $6 million at rates ranging from 0.75% to 4.93%. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings up to £17 million at a current rate of 4.85%. As of December 31, 2002, the outstanding balance was £17 million, equivalent to approximately $27 million. Remaining outstanding foreign debt was approximately $9 million at December 31, 2002.

We have unsecured senior term notes with various note holders totaling $150 million as of December 31, 2002. The notes have fixed interest rates ranging from 7.5% to 8.1% and are repayable in annual installments from 2003 through 2012.

A number of our debt agreements call for the maintenance of specified financial ratios, among other covenants. At December 31, 2002, we were in compliance with the terms of our debt agreements.

In connection with the initial public offering, we raised approximately $219 million in net proceeds after offering expenses. Of the $219 million of total net proceeds received, $52 million was used to repay the outstanding balance on our line of credit, $8.3 million was used to pay income taxes resulting from our transition to a corporate structure, and the balance was used for general corporate purpose and working capital.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures and investment requirements through at least fiscal 2003. We believe our change to a corporate structure will provide financing flexibility to meet ongoing and future capital resource needs and access to equity for additional investments and acquisitions.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. For acquisitions made prior to July 1, 2001, Hewitt has adopted the provisions of SFAS No. 142 as of October 1, 2002. The change is not expected to have a material effect on the Company’s results. The acquisition of the benefits consulting business of Bacon & Woodrow occurred after the provisions of SFAS No.142 went into effect. As such, in accordance with SFAS No. 142, goodwill recorded in the acquisition has not been amortized but will be reviewed for impairment, along with other identifiable intangible assets, at least annually or whenever indicators of impairment exist.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model based on the framework established in SFAS No. 121. The Company has adopted SFAS No. 144 as of October 1, 2002, and the adoption did not have a material impact on its consolidated financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption did not have a material affect on the Company’s current financial position or results of operations.

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. The segmentation criteria are more easily achieved than those listed in existing contract accounting literature, and accordingly, are likely to result in more segmentation of a multiple-element outsourcing arrangement into separate accounting units. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the requirements and impact of this issue on our consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact of FIN No. 46 on our consolidated results of operations and financial position.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.
•	A significant or prolonged economic downturn could have a material adverse effect on our results.
•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services, our business may be negatively affected.
•	Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate employees and to compete effectively.
•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.
•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.
•	Tightening insurance markets may reduce available coverage and result in increased premium costs.
•	The loss of key employees may damage or result in the loss of client relationships.
•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.
•	The profitability of our engagements with clients may not meet our expectations.

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

At December 31, 2002, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5 to 72.5 basis points or the prime rate, at our option, and our unsecured multi-currency line of credit, which has an interest rate of an interbank multi-currency interest rate plus 75 basis points. As of December 31, 2002, there was no outstanding balance on our unsecured line of credit. As of December 31, 2002, the outstanding balance on the multi-currency line of credit was $6 million at rates ranging from 0.75% to 4.93%. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £17 million. As of December 31, 2002, the outstanding balance was £17 million, equivalent to approximately $27 million at a rate of 4.85%. We had other foreign sourced debt of $9 million at December 31, 2002.

Foreign exchange risk

For the three month period ended December 31, 2002, revenues from U.S. operations as a percent of total revenues were 83%. Foreign currency net translation income was $6 million for the three month period ended December 31, 2002. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer have concluded, based on their evaluation within 90 days before the filing date of this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

On June 27, 2002, we sold 11,150,000 shares of Class A common stock at $19.00 per share in our initial public offering (File No. 333-84198). Our proceeds from the offering, net of the underwriting discount of $15 million and estimated offering expenses of $7 million, were $190 million. In July, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of our Class A common stock at $19.00 per share resulting in net proceeds of approximately $29 million. Of the $219 million of total net proceeds received, $52 million was used to repay the outstanding balance on our lines of credit, $8.3 million was used to pay income taxes resulting from the Company’s transition to a corporate structure, and the balance was used for general corporate purposes and working capital.

ITEM 4. Submission of Matters to a Vote of Security Holders

A special meeting of the holders of Class B common stock and Class C common stock was held on December 27, 2002 to elect the Stockholders’ Committee of the Company. The function of the Stockholders’ Committee is to administer the voting provisions with respect to the shares of Class B common stock and Class C common stock set forth in the Certificate of Incorporation of the Company.

The Stockholders’ Committee is elected by the holders of a majority of the Class B common stock and Class C common stock, voting together as a group. 70,819,520 shares of Class B common stock and no shares of Class C common stock were represented at the meeting. All of the votes cast at the meeting were cast in favor of the following nominees to the Stockholders’ Committee:

Member	For a term expiring on
Brian Caffarelli, Chairman	June 1, 2008
Brad Anderson	June 1, 2005
Mark Arian	June 1, 2006
Richard Block	June 1, 2008
Naveen Kapahi	June 1, 2005
Michael Powers	June 1, 2007
Jocelyn Purtell	June 1, 2006
Susan Yarosh	June 1, 2007

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibits.

10.1    Form of Indemnification Agreement for Stockholders’ Committee

99.1    Certification of Chief Executive Officer

99.2    Certification of Chief Financial Officer

b. Reports on Form 8-K. None.

ITEMS 3 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

By /S/ DAN A. DECANNIERE

Dan A. DeCanniere
Chief Financial Officer (principal financial and accounting officer)

Date:  February 4, 2003

CERTIFICATIONS

I, Dale L. Gifford, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Hewitt Associates, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /S/ DALE L. GIFFORD

Dale L. Gifford
Chief Executive Officer

Date:  February 4, 2003

I, Dan A. DeCanniere, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Hewitt Associates, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /S/ DAN A. DECANNIERE
Dan A. DeCanniere Chief Financial Officer
Date: February 4, 2003