Form 10-Q
period 2003-03-31
HEWITT ASSOCIATES INC
filed 2003-05-09
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at March 31, 2003
Class A Common Stock—$0.01 par value	19,209,636
Class B Common Stock—$0.01 par value	73,726,424
Class C Common Stock—$0.01 par value	5,568,869

98,504,929

HEWITT ASSOCIATES, INC.

Form 10-Q

for the period ended

March 31, 2003

Part I.    Financial Information

ITEM 1.    Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share and per share amounts)

	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$149,195	$136,450
Client receivables and unbilled work in process, less allowances of $15,255 at March 31, 2003 and $16,160 at September 30, 2002	412,552	394,184
Prepaid expenses and other current assets	40,523	35,474
Deferred income taxes, net	16,973	16,976

Total current assets	619,243	583,084

Non-Current Assets
Property and equipment, net	231,198	249,613
Goodwill, net	217,400	201,286
Intangible assets, net	167,571	169,887
Other assets, net	17,063	15,476

Total non-current assets	633,232	636,262

Total Assets	$1,252,475	$1,219,346

LIABILITIES
Current Liabilities
Accounts payable	$15,340	$23,286
Accrued expenses	182,335	180,946
Advanced billings to clients	84,893	73,965
Current portion of long-term debt	32,817	36,918
Current portion of capital lease obligations	10,385	11,572
Employee deferred compensation and accrued profit sharing	25,722	56,481

Total current liabilities	351,492	383,168

Long-Term Liabilities
Debt , less current portion	144,000	147,000
Capital lease obligations, less current portion	84,959	88,913
Other long-term liabilities	41,475	48,435
Deferred income taxes, net	19,265	19,265

Total long-term liabilities	289,699	303,613

Total Liabilities	$641,191	$686,781

Commitments and Contingencies (Note 10)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

(Dollars in thousands except for share and per share amounts)

	March 31, 2003	September 30, 2002
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	$—	$—
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 19,209,636 and 19,162,660 shares issued and outstanding as of March 31, 2003 and September 30, 2002, respectively	192	192
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 73,726,424 shares issued and outstanding as of March 31, 2003 and September 30, 2002	737	737
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 5,568,869 shares issued and outstanding as of March 31, 2003 and September 30, 2002	56	56
Restricted stock units, 227,025 and 319,902 units issued and outstanding as of March 31, 2003 and September 30, 2002, respectively	4,784	6,078
Additional paid-in capital	625,724	615,377
Retained earnings (deficit)	15,574	(22,691)
Unearned compensation	(55,338)	(83,375)
Accumulated other comprehensive income	19,555	16,191

Total stockholders’ equity	611,284	532,565

Total Liabilities and Stockholders’ Equity	$1,252,475	$1,219,346

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (1)

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Revenue before reimbursements (net revenues)	$478,056	$408,703	$958,375	$812,777
Reimbursements	13,928	6,667	27,534	13,470

Total revenues	491,984	415,370	985,909	826,247

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards (1)	311,238	223,874	622,777	441,276
Initial public offering restricted stock awards	4,659	—	29,544	—
Reimbursable expenses	13,928	6,667	27,534	13,470
Other operating expenses	94,098	86,723	188,511	174,335
Selling, general and administrative expenses	24,316	21,253	43,752	34,793

Total operating expenses	448,239	338,517	912,118	663,874

Operating income (1)	43,745	76,853	73,791	162,373
Other expenses, net:
Interest expense	(4,881)	(3,429)	(10,198)	(7,062)
Interest income	457	495	1,100	1,126
Other income (expense), net	440	(2,084)	164	(2,943)

Total other expenses, net	(3,984)	(5,018)	(8,934)	(8,879)

Income before taxes and owner distributions		$71,835		$153,494

Income before income taxes	39,761		64,857
Provision for income taxes (1)	16,254		26,591

Net income	$23,507		$38,266

Earnings per share:
Basic	$0.25		$0.41
Diluted	$0.24		$0.40
Weighted average shares:
Basic	95,127,936		94,096,400
Diluted	97,069,525		96,804,889

(1)	In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses and the Company became subject to corporate income taxes. As such, owner compensation expenses and corporate income taxes were recorded in the current year quarter and six month period but not in the prior year quarter and six month period. Additionally, on June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date of June 5, 2002.

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Income before taxes and owner distributions		$153,494
Net income	$38,266
Adjustments to reconcile income before taxes and owner distributions and net income to net cash provided by operating activities:
Depreciation	38,993	34,668
Amortization	15,955	12,285
Initial public offering restricted stock awards (Note 11)	26,889	—
Deferred income taxes	3	—
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	(12,766)	15,554
Prepaid expenses and other current assets	1,016	(1,615)
Accounts payable	(9,403)	(11,446)
Accrued expenses	8,910	23,165
Advanced billings to clients	10,790	10,952
Employee deferred compensation and accrued profit sharing	(30,939)	(23,063)
Other long-term liabilities	399	(472)

Net cash provided by operating activities	88,113	213,522

Cash flows from investing activities:
Additions to property and equipment	(19,192)	(15,825)
Cash paid for acquisition, net of cash received	(6,846)	—
Increase in other assets	(31,299)	(13,165)

Net cash used in investing activities	(57,337)	(28,990)

Cash flows from financing activities:
Capital distributions, net	—	(177,810)
Proceeds from the exercise of stock options	252	—
Short-term borrowings	529	—
Repayments of long-term debt	(13,269)	(4,375)
Repayments of capital lease obligations	(5,141)	(6,939)
Payment of accrued offering costs	(797)	—

Net cash used in financing activities	(18,426)	(189,124)
Effect of exchange rate changes on cash and cash equivalents	395	327

Net increase (decrease) in cash and cash equivalents	12,745	(4,265)
Cash and cash equivalents, beginning of period	136,450	60,606

Cash and cash equivalents, end of period	$149,195	$56,341

Supplementary disclosure of cash paid during the period:
Interest paid	$10,198	$4,777
Income taxes paid	$4,356	$—

The accompanying notes are an integral part of these statements.

62

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

(Unaudited)

(Dollars in thousands except for share and per share amounts)

1.	Description of Business:

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide human resources outsourcing and consulting services.

Prior to May 31, 2002, the results of the Company included the combined results of three Illinois limited liability companies: Hewitt Associates LLC and subsidiaries, Hewitt Financial Services LLC, and Sageo LLC (collectively, “Hewitt Associates LLC and Affiliates”). Hewitt Associates LLC and Affiliates was under the control of Hewitt Holdings LLC (“Hewitt Holdings”).

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

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $218,502 in net cash proceeds after offering expenses.

2.	Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2003, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated and combined financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany accounts and transactions. Combined financial statements are presented for periods prior to the transition to a corporate structure when the combined entities that now make up the Company were under common control. Upon consummation of the transition to a corporate structure, the affiliated companies of Hewitt were transferred into the newly formed corporation, Hewitt Associates, Inc., and their results are presented on a consolidated basis.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients.

Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Most indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized as services are provided. Ongoing service fees are normally billed on a monthly basis and are typically based on the number of plan participants or services. Services provided outside the scope of outsourcing contracts are billed on a time-and-materials or a fixed fee basis.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

The Company’s clients pay for consulting services either on a time-and-materials or a fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting agreements are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work.

Revenues earned in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

The Company considers the criteria established by Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the services, further changes the product delivered or performs part of the service delivered, has discretion on vendor selection, or bears credit risk. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

Performance-Based Compensation

The Company’s compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after the Company’s annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Company. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Goodwill and Other Intangible Assets

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. The Company evaluates its goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation is based upon a comparison of the estimated fair value of the line of business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that line of business. The fair values used in this evaluation is estimated based upon discounted future cash flow projections for the line of business.

Income Before Taxes and Owner Distributions

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before taxes and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before taxes and owner distributions is not comparable to net income of a corporation because compensation and related expenses for services rendered by owners have not been reflected as expenses and the Company incurred no income taxes in its historical results prior to its transition to a corporate structure. Results prior to May 31, 2002, do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation for all the periods presented.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for contract and project loss reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, impairment, taxes, and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

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

The Company also grants nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Net income:
As reported	$23,507	$38,266
Stock option compensation expense, net of tax	(1,079)	(2,122)

Adjusted net income	$22,428	$36,144

Net income per share as reported—basic:
As reported	$0.25	$0.41
Adjusted net income per share	$0.24	$0.38
Net income per share as reported—diluted:
As reported	$0.24	$0.40
Adjusted net income per share	$0.23	$0.37

New Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the requirements and impact of this issue on its consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

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

On March 1, 2002, Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of Hewitt Holdings. Three classes of common stock were authorized. The holders of Class A, Class B, and Class C common stock have one vote per share. All shares of Class B and Class C common stock are voted in accordance with a majority of the votes cast by the holders of Class B and Class C common stock as a group.

On May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc., thereby making Hewitt Associates LLC and Affiliates a wholly-owned subsidiary of the Company. The capital in the business was converted and Hewitt Holdings received 70,819,520 shares of the Company’s Class B common stock.

4.	Initial Public Offering

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. The Company’s gross proceeds from the offering were $211,850, before the underwriting discount of $14,829 and offering expenses of $8,072. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The option exercise generated gross proceeds of $31,778 before the underwriting discount of $2,225.

Of the $218,502 in net proceeds received in July 2002, $52,000 was used to repay the outstanding balance on the Company’s lines of credit, $8,341 was used to pay income taxes resulting from the Company’s transition to a corporate structure, and the balance was used for general corporate purposes and working capital.

In connection with the initial public offering, the Company granted to employees restricted stock, restricted stock units, and nonqualified stock options on common stock. (See Note 11, Stock-Based Compensation Plan, for additional information).

5.	Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share includes the components of basic earnings per share and also gives effect to dilutive potential common stock equivalents.

The following table presents computations of basic and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America for the three and six months ended March 31, 2003.

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Net income as reported	$23,507	$38,266

Weighted-average number of common stock for basic	95,127,936	94,096,400
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,124,709	1,827,082
Unexercised in-the-money stock options	816,880	881,407

Weighted-average number of common stock for diluted	97,069,525	96,804,889

Earnings per share—basic	$0.25	$0.41

Earnings per share—diluted	$0.24	$0.40

6.	Other Comprehensive Income

The following table presents the pre-tax, tax and after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Income before owner distributions and taxes		$71,835		$153,494
Net Income	$23,507		$38,266
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,882)	27	3,364	47

Total comprehensive income	$20,625	$71,862	$41,630	$153,541

The change in the foreign currency translation during the three months ended March 31, 2003, as compared to the six months ended March 31, 2003, was primarily due to a decrease in the value of the U.S. Dollar relative to the British Pound Sterling.

7.	Acquisition of Bacon & Woodrow

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”) in the United Kingdom. The purchase price totaled $259,009, and was comprised of $219,240 of common stock, $38,882 in assumed net liabilities, and $887 of acquisition-related costs. Bacon & Woodrow’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2002.

Pursuant to the purchase agreement, the former partners and employees of Bacon & Woodrow initially received an aggregate of 1,400,000 shares of the Company’s Series A mandatorily redeemable preferred stock which was redeemable for shares of the Company’s common stock. Effective August 2, 2002, the Bacon & Woodrow former partners and employees elected to exchange their shares of Series A preferred stock for common stock. Of the 9,417,526 shares of common stock issued, the former partners of Bacon & Woodrow received 2,906,904 shares of Class B common stock and 5,568,869 shares of Class C common stock, and a trust for the benefit of the non-partner employees of Bacon & Woodrow received 941,753 shares of Class A common stock.

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

Assuming the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow occurred on October 1, 2001, pro forma net revenues for the three and six months ended March 31, 2002 would have been approximately $443,000 and $880,000, respectively, and pro forma income before taxes and owner distributions would have been approximately $36,000 and $80,000, respectively. These pro forma results, which are unaudited, give effect to the Company’s incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. Because the Company was a limited liability company for the first eight months of fiscal 2002, the pro forma effect of the acquisition on earnings per share is not meaningful. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated on October 1, 2001, nor are they necessarily indicative of future consolidated operating results.

8.	Related Party Transactions

The Company has entered into real estate transactions with Hewitt Holdings and its subsidiaries. Except for two capital leases recorded in fiscal 2002, totaling $86,958 at March 31, 2003, the remaining office space leases are operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third-party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is an obligation of these related parties, and is not an obligation of, nor guaranteed by, the Company.

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

9.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, for work performed through March 31, 2003 and September 30, 2002, consisted of the following:

	March 31, 2003	September 30, 2002
Client receivables	$233,525	$219,126
Unbilled work in process	179,027	175,058

	$412,552	$394,184

10.	Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

11.	Stock-Based Compensation Plan

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of March 31, 2003, only restricted stock and restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of March 31, 2003, there were 15,228,884 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units at $19.03 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the three and six months ended March 31, 2003, $4,659 and $29,544, respectively, of compensation and payroll tax expense was recorded for the initial public offering-related awards. Also, on December 31, 2002, 1,967,843 shares of restricted stock vested and 91,458 of restricted stock units vested and were converted to Class A common stock.

As of March 31, 2003, the remaining $55,338 of unearned compensation within stockholders’ equity is related to the unvested initial public offering stock awards and will be amortized as the awards vest through June 27, 2006 adjusted for payroll taxes and forfeitures.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted in conjunction with the Company’s initial public offering vest over a period of four years.

The following table summarizes stock option activity during the six months ended March 31, 2003:

	Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2002	4,089,003	$19.29
Granted	48,987	32.39
Exercised	(13,255)	19.00
Forfeited	(20,750)	19.30

Outstanding at March 31, 2003	4,103,985	$19.45

The following table summarizes information about stock options outstanding at March 31, 2003.

	Outstanding Options			Options Exercisable
	Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Term (Years)	Number Vested	Weighted-Average Exercise Price
Range of exercise prices:
$19.00	3,811,108	$19.00	9.1	92,700	$19.00
$23.50-$28.00	244,390	23.88	9.2	2,945	23.50
$32.45	48,487	32.45	9.7	—	—

	4,103,985	$19.45	9.1	95,645	$19.14

The weighted-average estimated fair market value of employee stock options granted during the six months ended March 31, 2003, was $10.74 per share. These stock options were granted at exercise prices equal to the then current fair market value of the underlying stock.

12.	Goodwill and Intangible Assets

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

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. During the three months ended December 31, 2002, no impairments were recognized as a result of the intangible asset transitional impairment testing that was performed. The transitional impairment test for goodwill was completed during the three months ended March 31, 2003, and compared the fair values of the Company’s reporting units to their respective carrying values. No impairment was recognized as a result of the goodwill transitional impairment testing.

The following is a summary of income before taxes and owner distributions for the three and six months ended March 31, 2002, as adjusted to remove the amortization of goodwill:

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
Income before taxes and owner distributions:
As reported	$71,835	$153,494
Goodwill amortization	218	416

Adjusted income before taxes and owner distributions	$72,053	$153,910

The following is a summary of changes in the carrying amount of goodwill by segment for the six months ended March 31, 2003:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2002	$—	$201,286	$201,286
Additions	—	13,560	13,560
Changes in foreign exchange rates	—	2,554	2,554

Balance at March 31, 2003	$—	$217,400	$217,400

Goodwill additions during the six months ended March 31, 2003, resulted from an acquisition of the remaining interest in a joint venture investment in The Netherlands and an adjustment to the purchase price allocation related to another acquisition in Switzerland.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. Effective October 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually.

The following is a summary of intangible assets at March 31, 2003 and September 30, 2002:

	March 31, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Capitalized software	$194,898	$107,777	$87,121	$183,030	$93,945	$89,085
Trademarks	10,272	1,712	8,560	10,196	680	9,516

Total	$205,170	$109,489	$95,681	$193,226	$94,625	$98,601

Indefinite useful life
Contractual customer relationships			$71,890			$71,286

Total intangible assets			$167,571			$169,887

Amortization expense related to capitalized software was $7,911 and $6,366 for the three months ended March 31, 2003 and 2002, respectively, and $14,948 and $12,285, respectively, for the six months ended March 31, 2003 and 2002. Amortization expense related to trademarks was $498 and $0 for the three months ended March 31, 2003 and 2002, respectively, and $1,007 and $0, respectively, for the six months ended March 31, 2003 and 2002. Estimated amortization expense related to intangible assets with definite lives at September 30, 2002, for each of the years in the five-year period ending September 30, 2007 and thereafter is as follows:

	2003	2004	2005	2006	2007	2008 and thereafter	Total
Fiscal year ending:
Estimated intangibles amortization expense	$29,645	$26,240	$19,396	$14,375	$8,041	$904	$98,601

13.	Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies benefits and human resources expertise and employs its technology systems and procedures to create a seamless experience across benefit service areas to administer clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). Hewitt assumes and automates the resource-intensive processes required to administer its clients’ benefit programs, and provides on-line tools and information that support informed decisions and transactions by its clients and their employees. With the information and tools that Hewitt provides, Hewitt helps its clients to optimize the return on their human resource investments. Hewitt has built on its experience in benefits outsourcing and human resource expertise to offer employers the ability to outsource a wide range of human resource activities using its human resources business process outsourcing (“HR BPO”) solution.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Hewitt operates many of the administrative functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting businesses. These shared service functions include general office support and space management, overall corporate management, and financial and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of these administrative and marketing functions are not allocated to the business segment, rather, they are included in unallocated shared costs.

The table below presents information about the Company’s reportable segments for the periods presented:

Business Segments	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Outsourcing
Revenues before reimbursements (net revenues)	$295,919	$275,081	$604,092	$551,104
Segment income (1)	53,334	63,672	122,047	139,679

Consulting (2)
Revenues before reimbursements (net revenues)	$182,137	$133,622	$354,283	$261,673
Segment income (1)	39,977	44,513	66,178	82,692

Total Company
Revenues before reimbursements (net revenues)	$478,056	$408,703	$958,375	$812,777
Reimbursements	13,928	6,667	27,534	13,470

Total revenues	$491,984	$415,370	$985,909	$826,247

Segment income (1)	$93,311	$108,185	$188,225	$222,371
Charges not recorded at the Segment level:
Initial public offering restricted stock awards (3)	4,659	—	29,544	—
Unallocated shared costs (1)	44,907	31,332	84,890	59,998

Operating income (1)	$43,745	$76,853	$73,791	$162,373

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses in arriving at segment income.
(2)	On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	Compensation expense of $4,659 and $29,544 for the three and six months ended March 31, 2003, respectively, related to the amortization of the initial public offering restricted stock awards.

14.	Subsequent Events

The Company has entered into a non-binding letter of intent to purchase a benefits administration and actuarial business. The transaction is expected to close in June 2003. The letter of intent specifies that the Company will pay cash to purchase selected contract rights and obligations, tangible assets and also assume certain real estate lease obligations.

The Company has also entered into an agreement to purchase a developer and marketer of human resource management, payroll processing and time and attendance software products and services. The transaction is subject to regulatory approval, and is expected to close in June 2003. The purchase price will consist of approximately $43 million in cash plus the potential for additional performance-based consideration of up to $30 million payable through 2006.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2002” or “fiscal 2002 “means the twelve-month period that ended September 30, 2002. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated and combined financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Prior period amounts have been reclassified to conform with the current year presentation.

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

On June 5, 2002, we acquired the actuarial and benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”) in the United Kingdom. The purchase price totaled $259 million and consisted of 9.4 million shares of Hewitt Associates’ common stock valued at $219 million, $39 million of assumed net liabilities and approximately $1 million of acquisition-related costs. For additional information on the Bacon & Woodrow acquisition, we refer you to Note 7 to our consolidated financial statements. The results of operations for Bacon & Woodrow are included in our historical results from the date of the acquisition, June 5, 2002.

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

Segments

We have two reportable segments:

Outsourcing—We apply our benefits and human resources expertise and employ technology systems and procedures to create a seamless experience across benefit service areas to administer clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). We assume and automate the resource-intensive processes required to administer clients’ benefit programs, and provide on-line tools and information that support informed decisions and transactions by our clients and their employees. With the information and tools that we provide, our clients are able to optimize the return on their benefit investments. We have built on our experience in benefits outsourcing to offer employers the ability to outsource a wide range of human resource activities using our human resources business process outsourcing (“HR BPO”) solution.

Consulting—We provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Critical Accounting Policies and Estimates

Revenues

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Of our $1.7 billion of net revenues for fiscal 2002, 65% was generated in our Outsourcing segment and 35% was generated in our Consulting segment. In the six months ended March 31, 2003, with the acquisition of Bacon & Woodrow in June 2002, net revenue from the Consulting segment increased such that, 63% of net revenues were generated in our Outsourcing segment and 37% in our Consulting segment.

Under our outsourcing contracts, our clients generally agree to pay us an implementation fee and an ongoing service fee. The implementation fee covers only a portion of the costs we incur to transfer the administration of a client’s plan onto our systems, including costs associated with gathering, converting, inputting and testing the client’s data, tailoring our systems and training our employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans or human resource programs or processes, the number of participants or personnel, and the scope of the delivery model.

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

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized as services are provided. Ongoing service fees are normally billed on a monthly basis and are typically based on the number of plan participants or services. There can be an agreement that the ongoing service fee will be adjusted prospectively if the number of participants changes materially. Therefore, a weakening of general economic conditions or the financial condition of our clients, resulting in workforce reductions (i.e. participant reductions) or competitive pressure, could have a negative effect on our future outsourcing revenues. Services provided outside the scope of our outsourcing contracts are typically billed on a time-and materials or fixed fee basis.

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

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Estimates are continuously monitored during the term of the contract and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Our clients pay for our consulting services either on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis. We recognize revenues under time-and-materials based arrangements as services are provided. On fixed-fee engagements, we recognize revenues as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting projects are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work. Each project has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about overall profitability and stage of project completion which impacts how we recognize revenue. Estimates are continuously monitored during the term of the engagement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after our annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Company. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Goodwill and Other Intangible Assets

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. Factors mitigating this risk include our servicing a diverse client base such that we do not have significant industry concentrations among our clients. Also, for the six months ended March 31, 2003, no single client accounted for more than 10% of our total revenues.

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

Our estimate of future cash flows will be based on our experience, knowledge, and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Stock-Based Compensation

Our stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and nonqualified stock options as well as other forms of stock-based compensation. We refer you to Note 11 in the notes to the consolidated and combined financial statements for additional information on this plan and plan activity during the quarter.

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

During the six months ended March 31, 2003, we granted nonqualified stock options to acquire 48,987 shares of our Class A common stock to our employees. As of March 31, 2003, options to acquire a total of 4,103,985 shares of Class A common stock were outstanding and represented approximately 4.2% of the Company’s outstanding common stock on that date. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during the three and six months ended March 31, 2003, we would have recorded approximately $1.1 million and $2.1 million, respectively, in additional expense, and reported net income of $22 million and $36 million for the three and six months ended March 31, 2003. The net earnings per basic and diluted share for the three months ended March 31, 2003 would have been $0.24 and $0.23, respectively. The net earnings per basic and diluted share for the six months ended March 31, 2003 would have been $0.38 and $0.37, respectively. The difference between the net diluted earnings per share as reported and the net earnings per share under the provisions of SFAS No. 123 would have been ($0.01) and ($0.03), respectively, for the three and six months ended March 31, 2003.

In December 2002, approximately 2,059,301 shares, constituting 36% of our outstanding restricted stock awards, vested, which included 91,458 restricted stock units that converted to Class A common stock and additional paid-in capital. As of March 31, 2003, 3,367,550 shares of restricted stock and 227,025 restricted stock units remain unvested. The related deferred compensation expense of $55 million will be recognized as compensation expense evenly over the remaining vesting period through June 27, 2006, and will be adjusted for payroll taxes and forfeitures.

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

Basis of Presentation

Revenues

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Revenues earned in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

We record gross revenue for any outside services when we are primarily responsible to the client for the services, we further change the product delivered or perform part of the service delivered, have discretion on vendor selection, or bear the credit risk in the arrangement. We record revenue net of related expenses when a third party assumes primary responsibility to the client for the services or bears the credit risk in the arrangement.

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

Compensation and Related Expenses

Our largest operating expense is compensation and related expenses, which includes salaries and wages, annual performance-based bonuses, benefits (global profit sharing, retirement and medical), payroll taxes, temporary staffing services, training, and recruiting. For all historical periods presented prior to May 31, 2002, compensation and related expenses do not include compensation expense related to our owners since these individuals received distributions of income rather than compensation when the Company operated as a limited liability company. As a result of our transition to a corporate structure on May 31, 2002, the owners became employees and the Company began to expense their compensation and related expenses.

Other Operating Expenses

Other operating expenses include equipment, occupancy, and non-compensation related direct client service costs. Equipment costs include computer servers, data storage and retrieval, data center operation and benefit center telecommunication expenses, and depreciation and amortization of capitalized computer technology and proprietary software. Occupancy costs primarily include rent and related occupancy expenses for our offices. Non-compensation-related direct client service costs include costs associated with the provision of client services such as printing, duplication, fulfillment, and delivery.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of third-party costs associated with promotion and marketing, professional services, advertising and media, corporate travel, and other general office expenses such as insurance, postage, office supplies, and bad debt expense.

Other Expenses, Net

Other expenses, net primarily includes interest expense, interest income, gains and losses from investments, and gains and losses on asset disposals, shown on a net basis.

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

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three and six-month periods is derived from unaudited consolidated and combined financial statements which were prepared on the same basis as the annual consolidated and combined financial statements. In our opinion, information for the three and six months ended March 31, 2003 and 2002, contains all adjustments, consisting only of normal recurring adjustments, except as noted, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues
Revenues before reimbursements (net revenues)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.9	1.6	2.9	1.7

Total revenues	102.9	101.6	102.9	101.7
Operating expenses:
Compensation and related expenses, excluding
initial public offering restricted stock awards (1)	65.1	54.8	65.0	54.3
Initial public offering restricted stock awards	1.0	—	3.1	—
Reimbursable expenses	2.9	1.6	2.9	1.7
Other operating expenses	19.7	21.2	19.7	21.4
Selling, general and administrative expenses	5.0	5.2	4.5	4.3

Total operating expenses	93.7	82.8	95.2	81.7
Operating income	9.2	18.8	7.7	20.0
Other expenses, net	(0.9)	(1.2)	(0.9)	(1.1)

Income before taxes and owner distributions (1)		17.6%		18.9%

Income before income taxes	8.3		6.8
Provision for income taxes	3.4		2.8

Net income	4.9%		4.0%

(1)	Income before taxes and owner distributions is not comparable to net income of a corporation because, due to our limited liability company form in the three and six months ended March 31, 2002, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax. Additionally, on June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow. The compensation and related expenses of Bacon & Woodrow are included in our results from the acquisition date.

Three Months Ended March 31, 2003 and 2002

Net Revenues

Net revenues were $478 million in the three months ended March 31, 2003, compared to $409 million in the comparable prior year period, an increase of 17%. Adjusting for the effects of acquisitions and favorable foreign currency translations, net revenues grew 5%. Outsourcing net revenues increased by 8% to $296 million in the three months ended March 31, 2003, compared to $275 million in the prior year, primarily due to the addition of new clients. Consulting net revenues increased by 36% to $182 million in the three months ended March 31, 2003, compared to $134 million in the prior year, primarily due to the addition of revenues from the newly acquired actuarial and benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation during the quarter of our Dutch affiliate upon purchase of a controlling interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior year quarter and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% quarter over quarter. The net increase was due to increases in retirement plan and health benefit management consulting, offset by a decrease in revenue from our more discretionary consulting services resulting from continued soft demand for such services.

Compensation and Related Expenses

Compensation and related expenses were $311 million for the three months ended March 31, 2003, compared to $224 million for the comparable prior-year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior year quarter, compensation and related expenses would have been $265 million for the three months ended March 31, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues would have been 65% in both the current- and prior-year quarters. While compensation as a percentage of net revenues remained flat, there was a net increase in overall compensation and related expenses primarily due to the inclusion of Bacon & Woodrow’s compensation and related expenses, increases in our Outsourcing personnel to support the growth of benefit administration outsourcing as well the development of our new HR BPO service offering, offset by lower performance-based compensation resulting from the continued negative effect of the economy on our clients, and, therefore, on our business and performance against internal targets.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $57 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through March 31, 2003, of which $5 million was recorded in the quarter ended March 31, 2003. The remaining $55 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $94 million in the three months ended March 31, 2003 compared to $87 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 20% in the three months ended March 31, 2003, from 21% in the comparable prior-year period. This decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $7 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, as well as increased depreciation and amortization expenses on computer equipment and software, increased computer maintenance expenses, partially offset by lower data telecommunication costs in our Outsourcing segment over the prior-year period.

Selling, General and Administrative Expenses

SG&A expenses were $24 million in the three months ended March 31, 2003, compared to $21 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses remained flat at 5% in the three months ended March 31, 2003 and 2002. The increase in SG&A expenses of $3 million, primarily reflects the inclusion of Bacon & Woodrow and increased travel and advertising in the current-year quarter, partially offset by lower bad debt expense. In the prior-year quarter, travel and advertising expenses were lower and bad debt expenses were higher following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net were $4 million in the three months ended March 31, 2003, compared to $5 million in the comparable prior-year period. As a percentage of net revenues, other expenses, net was 1% or less in both the current-year and prior-year quarters. Interest expense was $5 million for the three months ended March 31, 2003, compared to $3 million in the comparable prior-year period. The increase in interest expense is primarily due to the addition of interest expense on our two new capital leases for office space, which we executed in the third quarter of fiscal 2002. The increase in interest expense was offset by a decrease in other expenses due to the inclusion of a loss on a foreign currency option contract purchased in connection with our acquisition of Bacon & Woodrow and which expired in the prior year.

Provision for Income Taxes

The provision for income taxes was $16 million for the three months ended March 31, 2003. No tax provision is included for the three months ended March 31, 2002, as the Company was not subject to corporate income taxes at that time. For the year ending September 30, 2003, the Company expects to report pre-tax income and, as such, has apportioned the estimated annual income tax provision to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

Six Months Ended March 31, 2003 and 2002

Revenues

Net revenues were $958 million in the six months ended March 31, 2003, compared to $813 million in the comparable prior-year period, an increase of 18%. Adjusting for the effects of acquisitions and favorable foreign currency translations, net revenues grew 6%. Outsourcing net revenues increased by 10% to $604 million in the six months ended March 31, 2003, compared to $551 million in the prior-year period. For the six months ended March 31, 2003, approximately two-thirds of our Outsourcing net revenue growth was from the addition of new clients and approximately one-third of the growth was from expanding services with existing clients. Consulting net revenues increased by 35% to $354 million in the six months ended March 31, 2003, compared to $262 million in the prior-year period. Consulting net revenues increased primarily as a result of the June 2002 acquisition of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation during the period of our Dutch affiliate upon purchase of a controlling interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior-year period and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the first six months of 2003 over the comparable prior-year period. This increase was a result of growth in retirement plan and health benefit management consulting, offset by a decrease in net revenue from our more discretionary consulting services over the prior year.

Compensation and Related Expenses

Compensation and related expenses were $623 million in the six months ended March 31, 2003, compared to $441 million in the comparable prior-year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior year, compensation and related expenses would have been $523 million for the six months ended March 31, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues would have been 65% in the current year and 64% in the prior year period. The increase as a percentage of net revenues is primarily due to increases in our Outsourcing personnel to support the development of our new HR BPO service offering. The net increase in overall compensation and related expenses was due to an increase from the inclusion of Bacon & Woodrow’s compensation and related expenses, and increases in our Outsourcing personnel to support the growth of benefit administration outsourcing as well as HR BPO.

Initial Public Offering Restricted Stock Awards

Since the Company’s initial public offering in June 2002, compensation and related payroll tax expenses of approximately $57 million were recorded as initial public offering restricted stock award expense through March 31, 2003, of which $30 million was recorded in the six months ended March 31, 2003. The remaining $55 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $189 million in the six months ended March 31, 2003, compared to $174 million in the comparable prior-year period. As a percentage of net revenues, other operating expenses declined to 20% in the six months ended March 31, 2003, from 21% in the comparable prior-year period. The decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $14 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, as well as increased depreciation and amortization expenses on computer equipment and software, and increased computer maintenance expenses, partially offset by lower data telecommunication expenses in our Outsourcing segment over the prior year.

Selling, General and Administrative Expenses

SG&A expenses were $44 million in the six months ended March 31, 2003, compared to $35 million in the comparable prior-year period, an increase of 26%. As a percentage of net revenues, SG&A expenses increased to 5% in the six months ended March 31, 2003, from 4% in the comparable prior-year period. This increase as a percentage of net revenues and in SG&A expenses primarily reflects the inclusion of Bacon & Woodrow and increased travel and advertising in the current year, partially offset by lower bad debt expense. In the prior-year period, travel and advertising expenses were lower and bad debt expenses were higher following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net were $9 million in the six months ended March 31, 2003, compared to $9 million in the comparable prior-year period. As a percentage of net revenues, other expenses, net was 1% or less in the current-year and prior-year periods. Interest expense was $10 million for the six months ended March 31, 2003, compared to $7 million in the comparable prior-year period. The increase in interest expense is primarily due to the addition of interest expense on our two new capital leases for office space, which we executed in the third quarter of fiscal 2002. The increase in interest expense was offset by a decrease in other expenses due to the inclusion of a loss on a foreign currency option contract purchased in connection with our acquisition of Bacon & Woodrow and which expired in the prior year.

Provision for Income Taxes

The provision for income taxes was $27 million for the six months ended March 31, 2003. No tax provision is included for the six months ended March 31, 2002, as the Company was not subject to corporate income taxes at that time. For the year ending September 30, 2003, the Company expects to report pre-tax income and, as such, has apportioned the estimated annual income tax provision to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

Segment Results

We operate many of the administrative functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared service functions include general office support and space management, overall corporate management, finance, and legal. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of these administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

(in thousands)

Business Segments	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Outsourcing
Revenues before reimbursements (net revenues)	$295,919	$275,081	$604,092	$551,104
Segment income (1)	53,334	63,672	122,047	139,679

Consulting (2)
Revenues before reimbursements (net revenues)	$182,137	$133,622	$354,283	$261,673
Segment income (1)	39,977	44,513	66,178	82,692

Total Company
Revenues before reimbursements (net revenues)	$478,056	$408,703	$958,375	$812,777
Reimbursements	13,928	6,667	27,534	13,470

Total revenues	$491,984	$415,370	$985,909	$826,247

Segment income (1)	$93,311	$108,185	$188,225	$222,371
Charges not recorded at the Segment level:
Initial public offering restricted stock awards (3)	4,659	—	29,544	—
Unallocated shared costs (1)	44,907	31,332	84,890	59,998

Operating income (1)	$43,745	$76,853	$73,791	$162,373

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses in arriving at segment income.
(2)	On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	Compensation expense of $4,659 and $29,544 for the three and six months ended March 31, 2003, respectively, related to the amortization of the initial public offering restricted stock awards.

Outsourcing

Three Months Ended March 31, 2003 and 2002

Outsourcing net revenues were $296 million in the three months ended March 31, 2003, compared to $275 million in the comparable prior year period, an increase of 8%. The majority of our Outsourcing net revenue growth was from the addition of new clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 18% in the three months ended March 31, 2003, compared to 23% in the comparable prior-year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior-year quarter, segment income would have been $55 million for the three months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior-year quarter of $8 million, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 20% in the prior-year quarter. The decrease in margin in the three months ended March 31, 2003, relates primarily to the continued investment in the development of our new HR BPO service offering.

Six Months Ended March 31, 2003 and 2002

Outsourcing net revenues were $604 million in the six months ended March 31, 2003, compared to $551 million in the comparable prior year period, an increase of 10%. Approximately two-thirds of our Outsourcing net revenue growth was from adding new clients with the remainder of the growth from expanding services with existing clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 20% in the six months ended March 31, 2003, compared to 25% in the comparable prior-year period. Had we incurred estimated owner compensation in the prior year period, segment income would have been $123 million for the six months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior year period of $17 million, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 22% in the six months ended March 31, 2002. The decrease in margin in the six months ended March 31, 2003, primarily relates to the addition of new employees in our benefit administration outsourcing as well as to support our continued investment in the development of our new HR BPO service offering.

Consulting

Three Months Ended March 31, 2003 and 2002

Consulting net revenues were $182 million in the three months ended March 31, 2003, compared to $134 million in the comparable prior-year period, an increase of 36%. This increase primarily reflects the addition of revenues from the newly acquired actuarial and benefits consulting business of Bacon & Woodrow since the acquisition date of June 5, 2002. A portion of this growth was also due to favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation during the quarter of our Dutch affiliate upon purchase of a controlling interest in the first quarter of 2003. Including the results of Bacon & Woodrow in the prior-year quarter, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation in the current-year quarter, Consulting net revenues would have increased by approximately 1%. The net increase was due to increases in retirement plan and health benefit management consulting, offset by a decrease in revenue from our discretionary consulting services resulting from continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 22% in the three months ended March 31, 2003, compared to 33% for the comparable prior-year period. Had we incurred owner compensation in the prior-year quarter, Consulting segment income would have been $23 million for the three months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior-year period,

Consulting segment income as a percentage of Consulting net revenues would have been 17% in the prior-year quarter. The increase in the operating margin in the three months ended March 31, 2003 stemmed from higher margins in our European region as a result of the newly acquired Bacon & Woodrow business, and in health benefit management and retirement plan consulting, offset by lower margins on our more discretionary consulting services resulting from continued soft demand for those services.

Six Months Ended March 31, 2003 and 2002

Consulting net revenues were $354 million in the six months ended March 31, 2003, compared to $262 million in the comparable prior-year period, an increase of 35%. This increase primarily reflects the addition of Bacon & Woodrow, favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar, and consolidation of our Dutch affiliate since December 2002, upon our purchase of the remaining controlling interest there. Including the results of Bacon & Woodrow in the prior-year period, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the current year period over the prior year period. The net increase was due to increases in retirement plan and health benefit management consulting, offset by a decrease in revenue from our more discretionary consulting services due to continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 19% in the six months ended March 31, 2003, compared to 32% for the comparable prior-year period. Had we incurred owner compensation in the prior year period, segment income would have been $40 million for the six months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior-year period, segment income as a percentage of Consulting net revenues would have been 15% in the prior-year period. The increase in the operating margin in the six months ended March 31, 2003, stemmed from higher margins in our European region as a result of the newly acquired Bacon & Woodrow business and in our health benefit management consulting due to improvements in resource management. Margins on our discretionary consulting services increased in the first quarter of 2003, due to headcount and compensation cost reductions which occurred in mid-fiscal 2002, and declined in the second quarter of 2003 due to continued soft demand for those services.

Pro Forma Results of Operations

During fiscal 2002, the Company completed several significant transactions. We completed our transition to a corporate structure in May 2002, and completed our initial public offering and the acquisition of Bacon & Woodrow in June 2002. The following pro forma results give effect to all three of these transactions as if they occurred on October 1, 2001, the beginning of fiscal 2002, and exclude any non-recurring adjustments, to allow for comparability. Current year results, as shown in the statement of operations for the three and six months ended March 31, 2003, include the effects of all three transactions and, as such, are not shown on a pro forma basis.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our “Pro Forma Combined Financial Information” and combined financial statements and related notes in our Registration Statement (No. 333-84198) on Form S-1, filed with the Securities and Exchange Commission in connection with our initial public offering, and our combined and consolidated financial statements and related notes in our Annual Report on Form 10-K, filed with the Securities Exchange Commission, and our consolidated and combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Hewitt Associates, Inc.

Pro Forma Consolidated and Combined Income Statements

(unaudited)

	Three Months Ended March 31, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$409	$34	—	—	$443
Reimbursements	7	1	—	—	8

Total revenues	416	35	—	—	451

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	224	19	44	—	287
Initial public offering restricted stock awards	0	—	—	25	25
Reimbursable expenses	7	1	—	—	8
Other operating expenses	87	5	1	—	93
Selling, general and administrative expenses	21	3	(1)	—	23

Total operating expenses	339	28	44	25	436
Operating income	77	7	(44)	(25)	15
Other expenses, net	(5)	0	1	—	(4)

Income before taxes and owner distributions	72	7	(43)	(25)	11
Provision for income taxes	0	—	15	(9)	6

Income before owner distributions	$72	$7

Net income			($58)	($16)	$5

Earnings per share:
—basic					$0.05
—diluted					$0.05
Weighted average shares:
—basic					93,087,772
—diluted					96,534,512

(1)	Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; $2 million of losses incurred on a foreign currency purchase option related to the acquisition; and a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $45 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $15 million of additional income tax expense had the Company been a taxable entity for the entire period; $1 million of amortization of intangible assets created as part of the acquisition of Bacon & Woodrow; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.
(2)	Offering adjustments include compensation expense of $25 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $9 million.

On a pro forma basis, the Company’s net revenues were $443 million compared to its actual net revenues of $409 million for the three months ended March 31, 2002. The difference in the net revenues is attributable to the inclusion of the Bacon & Woodrow net revenues on a pro forma basis for the full period as compared to no Bacon & Woodrow net revenues in the Hewitt historical results since Bacon & Woodrow was acquired on June 5, 2002, and their results were included in actual results from the acquisition date forward.

On a pro forma basis, the Company’s net income was $5 million compared to its actual income before owner distributions of $72 million for the three months ended March 31, 2002. The difference is attributable to: (1) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for all periods; (2) the inclusion of compensation expense for all periods, reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (3) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period; (4) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (5) the exclusion of losses incurred on a foreign currency purchase option; (6) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (7) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (8) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

Hewitt Associates, Inc.

Pro Forma Consolidated and Combined Income Statements

(unaudited)

	Six Months Ended March 31, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$813	$67	—	—	$880
Reimbursements	13	2	—	—	15

Total revenues	826	69	—	—	895

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	441	37	89	—	567
Initial public offering restricted stock awards	—	—	—	51	51
Reimbursable expenses	13	2	—	—	15
Other operating expenses	175	9	2	—	186
Selling, general and administrative expenses	35	7	(1)	—	41

Total operating expenses	664	55	90	51	860
Operating income	162	14	(90)	(51)	35
Other expenses, net	(9)	—	3	—	(6)

Income before taxes and owner distributions	153	14	(87)	(51)	29
Provision for income taxes	0	—	33	(19)	14

Income before owner distributions	$153	$14

Net income			($120)	($32)	$15

Earnings per share:
—basic					$0.16
—diluted					$0.16
Weighted average shares:
—basic					91,351,174
—diluted					95,722,284

(1)	Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; $4 million of losses incurred on a foreign currency purchase option related to the acquisition; and a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $90 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $33 million of additional income tax expense had the Company been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition of Bacon & Woodrow; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.
(2)	Offering adjustments include compensation expense of $51 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $19 million.

On a pro forma basis, the Company’s net revenues were $880 million compared to its actual net revenues of $813 million for the six months ended March 31, 2002. The difference in the net revenues is attributable to the inclusion of the Bacon & Woodrow net revenues on a pro forma basis for the full period as compared to no Bacon & Woodrow net revenues in the Hewitt historical results since Bacon & Woodrow was acquired on June 5, 2002, and their results were included in actual results from the acquisition date forward.

The Company’s net income was $15 million on a pro forma basis compared to its actual income before owner distributions of $153 million for the six months ended March 31, 2002. The difference is attributable to: (1) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for all periods; (2) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period; (3) the inclusion of compensation expense for all periods, reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (4) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (5) the exclusion of losses incurred on a foreign currency purchase option; (6) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (7) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (8) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities, and term notes. Our change to a corporate structure in May 2002, and our initial public offering in June 2002, enhanced our ability to access new forms of debt and equity financing to fund new investments and acquisitions, as well as to meet ongoing and future capital resource needs.

Summary of Cash Flows	Six months ended March 31,
(in thousands)	2003	2002
	(unaudited)
Cash provided by:
Operating activities	$88,113	$213,522
Cash used in:
Investing activities	(57,337)	(28,990)
Financing activities	(18,426)	(189,124)
Effect of exchange rates on cash	395	327

Net increase (decrease) in cash and cash equivalents	12,745	(4,265)
Cash and cash equivalents at beginning of period	136,450	60,606

Cash and cash equivalents at end of period	$149,195	$56,341

For the six months ended March 31, 2003 and 2002, cash provided by operating activities was $88 million and $214 million, respectively. The decrease in cash flows provided by operating activities between the six months ended March 31, 2003 and 2002, is primarily due to the inclusion of compensation expenses related to former owners and a provision for corporate income taxes, stemming from the Company’s transition to a corporate structure on May 31, 2002. Prior to May 31, 2002, the distributions to owners were paid out of cash flows from financing activities as capital distributions, and the Company did not pay corporate income taxes when it operated as a limited liability company. Additionally, cash from operating activities decreased in the six months ended March 31, 2003 due to increases in client receivables and unbilled work in process balances over the prior year period.

For the six months ended March 31, 2003 and 2002, cash used in investing activities was $57 million and $29 million, respectively. The increase in cash used in investing activities was primarily due to increased spending on software development and a $7 million payment to acquire the remaining interest in our joint venture in The Netherlands.

Cash used in financing activities was $18 million and $189 million, respectively, for the six months ended March 31, 2003 and 2002. For the six months ended March 31, 2003, repayments of long-term debt accounted for the majority of the cash used in financing activities, while in the six months ended March 31, 2002, capital distributions under the former limited liability company structure accounted for $178 million of the cash outflows.

At March 31, 2003, our cash and cash equivalents were $149 million, as compared to $56 million at March 31, 2002, an increase of $93 million, or 165%. Cash and cash equivalents at March 31, 2003, increased over the prior year primarily due to the receipt of proceeds from our initial public offering in June 2002, and strong earnings and related cash flows from operating activities in fiscal 2002 and the first six months of fiscal 2003, which were primarily offset by the payment of capital distributions prior to incorporation on May 31, 2002, and repayments of short-term borrowings.

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

During the third quarter of fiscal 2002, we entered into two 15-year capital leases to lease office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of March 31, 2003, the outstanding debt related to these leases was $87 million. One of the leases, totaling $24 million at March 31, 2003, was with a related party, The Bayview Trust. On March 7, 2003, The Bayview Trust sold the building where the Company leased premises. The Company’s lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.8%-to-8.0%. At March 31, 2003, the outstanding balance on the equipment financing agreements was $8 million.

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We have two unsecured line of credit facilities. The 364-day facility expires on September 26, 2003, and provides for borrowings up to $70 million. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50 million. Borrowings under either facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option and are repayable upon demand or at expiration of the facility. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under both facilities. If the aggregate utilization under both facilities exceeds 50% of the aggregate commitment, an additional utilization fee, based on the aggregate utilization, is assessed at a rate of 0.125% per annum. At March 31, 2003, there was no outstanding balance on either facility.

We had an unsecured multi-currency line of credit that permitted borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. All outstanding balances on the unsecured multi-currency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings up to £20 million until July 30, 2003, and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.78%. As of March 31,

2003, the outstanding balance was £15 million, equivalent to approximately $23 million, and is repayable upon demand or at expiration of the facility. There is other foreign debt outstanding at March 31, 2003 totaling approximately $7 million, pursuant to local banking relationships in over a dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $30 million as of March 31, 2003.

On March 7, 2003, we entered into a contract with a lender to provide up to $20 million in multiple currency loans and letters of credit to replace our unsecured multi-currency line of credit, which we repaid. This contract allows Hewitt subsidiaries to secure financing at rates based on Hewitt’s financial strength. There is no fixed termination date on this contract. On March 17, 2003, the Lincolnshire Insurance Company, a subsidiary of the Company, obtained a $6 million letter of credit. There were no borrowings on the facility as of March 31, 2003.

We have unsecured senior term notes with various note holders consisting primarily of insurance companies totaling $147 million as of March 31, 2003. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $12 million bears interest at 7.94% and is repayable in annual installments beginning in March 2003, through March 2007; $35 million bears interest at 8.08%, and is repayable in annual installments beginning in March 2008, through March 2012; and $50 million bears interest at 7.45%, and is repayable in annual installments beginning in May 2004, through May 2008.

A number of our debt agreements call for the maintenance of specified financial and other covenants including, among others, covenants restricting the Company’s ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to owners which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of tangible net worth ($138 million as of September 30, 2002) and net worth ($216 million as of September 30, 2002), to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At March 31, 2003, we were in compliance with the terms of our debt agreements.

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

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements through at least fiscal 2003. We believe our change to a corporate structure will provide financing flexibility to meet ongoing and future capital resource needs and access to equity for additional investments and acquisitions.

Recent Developments

The Company entered into a non-binding letter of intent to purchase a benefits administration and actuarial business. The transaction is expected to close in June 2003. The letter of intent specifies that the Company will pay cash to purchase selected contract rights and obligations, tangible assets and also assume certain real estate lease obligations.

The Company has also entered into an agreement to purchase a developer and marketer of human resource management, payroll processing and time and attendance software products and services. The transaction is subject to regulatory approval, and is expected to close in June 2003. The purchase price will consist of approximately $43 million in cash plus the potential for additional performance-based consideration of up to $30 million payable through 2006.

New Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the requirements and impact of this issue on its consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A prolonged economic downturn could have a material adverse effect on our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services, our business may be negatively affected.

•	Our ability to successfully manage and integrate acquired companies

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	The profitability of our engagements with clients may not meet our expectations.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, in August 2001, we purchased a £150 million foreign currency option to offset the foreign currency risk associated with the planned purchase of the benefits consulting business of Bacon & Woodrow. This instrument expired in May 2002. We do not hold or issue derivative financial instruments for trading purposes. We are not currently a party to any hedging transaction or derivative financial instrument.

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

At March 31, 2003, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. As of March 31, 2003, there was no outstanding balance on our unsecured line of credit. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.78%. As of March 31, 2003, the outstanding balance was £15 million, equivalent to approximately $23 million, and is repayable upon demand or at expiration of the facility. There is other foreign debt outstanding at March 31, 2003, totaling approximately $7 million, pursuant to local banking relationships in over a dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $30 million as of March 31, 2003.

Our foreign subsidiaries maintained debt with an effective interest rate of 4.63% and 4.47% during the three and six months ended March 31, 2003, respectively. A one percentage point increase would have increased our interest expense by approximately $0.1 million and $0.2 million for the three and six months ended March 31, 2003. We also maintain an invested cash portfolio which earned interest at an effective rate of 1.86% and 1.81% during the three and six months ended March 31, 2003, respectively. A one percentage point increase would have increased our interest income by approximately $0.3 million and $0.6 million for the three and six months ended March 31, 2003, respectively. The net effect of a one percentage point change would have been approximately $0.5 million and $0.3 million in additional income from an increase in the rate (additional expense from a decrease in the rate) for the three and six months ended March 31, 2003, respectively.

Our fixed rate debt consists of our unsecured senior term notes. At March 31, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $2.8 million. At March 31, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $2.7 million.

Foreign exchange risk

For both the three and six month period ended March 31, 2003, revenues from U.S. operations as a percent of total revenues were 83%. Foreign currency net translation loss was $3 million for the three month period ended March 31, 2003. Foreign currency net translation income was $3 million for the six month period ended March 31, 2003. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 11% of our net revenues for the three and six months ended March 31, 2003, respectively, were from the United Kingdom. Approximately 2% and 3% of our net revenues for the three and six months ended March 31, 2003, respectively, were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three and six months ended March 31, 2003, would have impacted our pre-tax net operating income by approximately $0.1 million and $0.2 million, respectively. A 10% change in the average exchange rate for the Euro for the three and six months ended March 31, 2003, would have impacted our pre-tax net operating income by less than $0.1 million in both periods.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer have concluded, based on their evaluation within 90 days before the filing date of this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Stockholders was held on January 29, 2003. There were present at the meeting, either in person or by proxy, holders of 94,663,852 common shares. The following persons were elected to the Company’s Board of Directors as Class I directors to hold office until the expiration of their terms in 2006. The votes cast for each director were as follows:

Nominee	For	Withheld
Bryan J. Doyle	92,614,505	2,049,347
Julie S. Gordon	92,616,225	2,047,627
Michele M. Hunt	94,444,031	219,821
Cary D. McMillan	94,448,485	215,367

The following persons are currently serving as Class II and Class III directors and will continue to hold office until the expiration of their terms in 2004 and 2005, respectively:

Director	Class
James P. Kelly	Class II
Alberto Santos, Jr.	Class II
Judith A. Whinfrey	Class II
Cheryl A. Francis	Class III
Dale L. Gifford	Class III
Daniel J. Holland	Class III

The results of the voting on the additional items indicated below was as follows: (a) To ratify the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending on September 30, 2003. The votes of the shareholders on this ratification were as follows:

For	Against	Abstained
94,484,013	168,596	11,243

ITEM 6.     Exhibits and Reports on Form 8-K

a.	Exhibits.

10.1	Guaranty Agreement, dated as of March 7, 2003, by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates.
99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

b.	Reports on Form 8-K filed during the quarter. None.

ITEMS 2, 3 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003

HEWITT ASSOCIATES, INC. (Registrant)

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

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003

By: /s/ Dale L. Gifford

Dale L. Gifford

Chief Executive Officer

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

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003

By: /s/ Dan A. DeCanniere

Dan A. DeCanniere

Chief Financial Officer