Form 10-Q
period 2003-06-30
HEWITT ASSOCIATES INC
filed 2003-07-29
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at June 30, 2003
Class A Common Stock—$0.01 par value	19,201,324
Class B Common Stock—$0.01 par value	73,726,424
Class C Common Stock—$0.01 par value	5,568,869

98,496,617

HEWITT ASSOCIATES, INC.

Form 10-Q

for the period ended

June 30, 2003

Part I.    Financial Information

ITEM 1.    Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share and per share amounts)

	June 30, 2003	September 30, 2002
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$162,885	$136,450
Client receivables and unbilled work in process, less allowances of $16,852 at June 30, 2003 and $16,160 at September 30, 2002	418,312	394,184
Prepaid expenses and other current assets	38,298	35,474
Deferred income taxes, net	16,452	16,976

Total current assets	635,947	583,084

Non-Current Assets
Property and equipment, net	240,731	249,613
Goodwill, net	256,629	201,286
Intangible assets, net	207,532	169,887
Other assets, net	22,778	15,476

Total non-current assets	727,670	636,262

Total Assets	$1,363,617	$1,219,346

LIABILITIES

Current Liabilities
Accounts payable	$17,601	$23,286
Accrued expenses	197,114	180,946
Advanced billings to clients	85,343	73,965
Current portion of long-term debt	44,559	36,918
Current portion of capital lease obligations	8,765	11,572
Employee deferred compensation and accrued profit sharing	37,454	56,481

Total current liabilities	390,836	383,168

Long-Term Liabilities
Debt, less current portion	135,297	147,000
Capital lease obligations, less current portion	84,155	88,913
Other long-term liabilities	58,440	48,435
Deferred income taxes, net	42,754	19,265

Total long-term liabilities	320,646	303,613

Total Liabilities	$711,482	$686,781

Commitments and Contingencies (Note 10)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Dollars in thousands except for share and per share amounts)

	June 30, 2003	September 30, 2002
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	$—	$—
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 19,201,324 and 19,162,660 shares issued and outstanding as of June 30, 2003 and September 30, 2002, respectively	192	192
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 73,726,424 shares issued and outstanding as of June 30, 2003 and September 30, 2002	737	737
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 5,568,869 shares issued and outstanding as of June 30, 2003 and September 30, 2002	56	56
Restricted stock units, 178,198 and 319,902 units issued and outstanding as of June 30, 2003 and September 30, 2002, respectively	3,382	6,078
Additional paid-in capital	627,423	615,377
Treasury stock, at cost, 269,873 shares at June 30, 2002 (Note 11)	(6,153)	—
Retained earnings (deficit)	42,016	(22,691)
Unearned compensation	(50,224)	(83,375)
Accumulated other comprehensive income	34,706	16,191

Total stockholders’ equity	652,135	532,565

Total Liabilities and Stockholders’ Equity	$1,363,617	$1,219,346

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (1)

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002 (1)	2003	2002 (1)
Revenues:
Revenue before reimbursements (net revenues)	$494,886	$430,083	$1,453,262	$1,242,860
Reimbursements	12,862	8,508	40,395	21,979

Total revenues	507,748	438,591	1,493,657	1,264,839

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards (1)	318,980	271,783	941,758	713,059
Initial public offering restricted stock awards	5,649	1,105	35,193	1,105
Reimbursable expenses	12,862	8,508	40,395	21,979
Other operating expenses	96,511	86,084	285,022	260,419
Selling, general and administrative expenses	25,318	21,469	69,069	56,262

Total operating expenses	459,320	388,949	1,371,437	1,052,824

Operating income (1)	48,428	49,642	122,220	212,015

Other expenses, net:
Interest expense	(4,856)	(2,787)	(15,053)	(9,849)
Interest income	670	333	1,770	1,459
Other income (expense), net	420	(173)	582	(3,116)

Total other expenses, net	(3,766)	(2,627)	(12,701)	(11,506)

Income before income taxes	44,662	47,015	109,519	200,509

Provision for income taxes (1)	18,219	24,640	44,811	24,640

Net income	$26,443	$22,375	$64,708	$175,869

Earnings per share (2):
Basic	$0.28	$(0.51)	$0.69	$(0.51)
Diluted	$0.27	$(0.51)	$0.67	$(0.51)

Weighted average shares (2):
Basic	95,169,772	72,306,187	94,454,190	72,306,187
Diluted	96,863,533	72,306,187	96,824,437	72,306,187

(1)	In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses and the Company became subject to corporate income taxes. As such, owner compensation expenses and corporate income taxes were recorded in the current year quarter and nine month period but only for one month in the prior year quarter and nine month period. Additionally, on June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date of June 5, 2002.
(2)	Earnings per share for the fiscal 2002 period is calculated based on earnings during the one month period from May 31, 2002, the date on which the Company’s transition to a corporate structure was completed, through June 30, 2002. Similarly, common stock is weighted from May 31, 2002, and not from the beginning of fiscal 2002.

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$64,708	$175,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,846	50,545
Amortization	24,786	18,703
Net unrealized loss (gain) on securities	—	3,653
Initial public offering restricted stock awards (Note 11)	30,847	1,105
Owner compensation charge (Note 3)	—	17,843
Establishment of owner vacation liability (Note 3)	—	8,300
Director stock compensation	75	—
Deferred income taxes	24,014	21,711
Changes in operating assets and liabilities, net of acquisitions:
Client receivables and unbilled work in process	(2,288)	(56,363)
Prepaid expenses and other current assets	2,134	(3,271)
Other assets	(3,916)	(1,068)
Accounts payable	(9,168)	(1,330)
Due to Hewitt Holdings (Note 3)	—	25,094
Accrued expenses	3,179	7,261
Advanced billings to clients	6,702	7,764
Employee deferred compensation and accrued profit sharing	(19,386)	(7,659)
Other long-term liabilities	3,815	3,125

Net cash provided by operating activities	182,348	271,282
Cash flows from investing activities:
Additions to property and equipment	(27,379)	(36,203)
Cash paid for acquisitions, net of cash received	(63,697)	(887)
Increase in other assets	(28,861)	(18,540)

Net cash used in investing activities	(119,937)	(55,630)
Cash flows from financing activities:
Capital distributions, net	—	(263,573)
Proceeds from the exercise of stock options	303	—
Short-term borrowings	1,016	51,634
Repayments of short-term borrowings	(14,637)	(21,765)
Repayments of long-term debt	(9,238)	(6,374)
Repayments of capital lease obligations	(8,045)	(10,991)
Purchase of treasury stock	(6,153)	—
Payment of accrued offering costs	(796)	(4,791)

Net cash used in financing activities	(37,550)	(255,860)
Effect of exchange rate changes on cash and cash equivalents	1,574	(1,456)

Net increase (decrease) in cash and cash equivalents	26,435	(41,664)
Cash and cash equivalents, beginning of period	136,450	60,606

Cash and cash equivalents, end of period	$162,885	$18,942

Change in client receivables and unbilled work in process:
Beginning of period client receivables and unbilled work in process	$394,184	$367,798
Non-cash distribution of client receivables to Hewitt Holdings	—	(152,500)
Fair value of acquired client receivables and unbilled work in process	11,853	46,188
Effect of exchange rates on client receivables and unbilled work in process	9,987	4,023
End of period client receivables and unbilled work in process	(418,312)	(321,872)

Change in client receivables and unbilled work in process	$(2,288)	$(56,363)
Supplementary disclosure of cash paid during the period:
Interest paid	$16,027	$8,881
Income taxes paid	$33,251	$4,266

The accompanying notes are an integral part of these statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

(Unaudited)

(Amounts in thousands except for share and per share amounts)

1.    Description of Business:

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide human resources outsourcing and consulting services.

Prior to May 31, 2002, the results of the Company included the combined results of three Illinois limited liability companies: Hewitt Associates LLC and subsidiaries, Hewitt Financial Services LLC, and Sageo LLC (collectively, “Hewitt Associates LLC and Affiliates”). Hewitt Associates LLC and Affiliates was under the control of Hewitt Holdings LLC (“Hewitt Holdings”) and its owners. The term “owner” refers to the individuals who are current or retired members of Hewitt Holdings.

On May 31, 2002, the Company completed its transition to a corporate structure whereby Hewitt Holdings’ ownership interests in Hewitt Associates LLC and Affiliates were transferred to Hewitt Holdings’ newly formed and then wholly-owned subsidiary, Hewitt Associates, Inc.

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The results of operations for Bacon & Woodrow’s actuarial and benefits consulting business are included in the Company’s and the Consulting segment’s results from the acquisition date (see Note 7).

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $218,502 in net cash proceeds after offering expenses.

On July 28, 2003, the Company filed an Amendment No. 1 on Form S-3 to the S-1 Registration Statement filed on May 27, 2003 with the Securities and Exchange Commission in connection with a proposed secondary offering on behalf of the former owners, the former partners of Bacon & Woodrow and the Company’s key employees. The amended registration statement covers approximately 9.9 million shares of Class A common stock, before shares issuable upon exercise of the underwriters’ over-allotment option. The registration statement was filed pursuant to a request under a registration rights agreement which the Company entered into at the time of its initial public offering.

On June 5, 2003, the Company acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in the Company’s and the Outsourcing segment’s results from the acquisition date (see Note 7).

On June 15, 2003, the Company acquired the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation. The results of the benefit administration and retirement consulting and actuarial businesses of Northern Trust Corporation are included in the Company’s and the Outsourcing and Consulting segment’s results from the acquisition date (see Note 7).

2.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form

10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2003, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation. The consolidated and combined financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below.

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

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales of software or other types of revenue were not material. Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Most indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services. Services provided outside the scope of our outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

The Company’s clients typically pay for consulting services either on a time-and-materials or, to a lesser degree, on a fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting agreements are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the project exceed the estimated total revenues that will be generated for the work.

Revenues earned in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

The Company considers the criteria established by Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the services, changes the delivered product, performs part of the service delivered, has discretion on vendor selection, or bears credit risk. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

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

Goodwill and Other Intangible Assets

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. The Company evaluates its goodwill and indefinite lived intangibles for impairment whenever indicators of impairment exist with reviews at least annually. The goodwill impairment evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair values used in this evaluation is estimated based upon discounted future cash flow projections for the reporting unit. The indefinite lived intangible asset impairment evaluation is based upon discounted future cash flow projections.

Income Before Income Taxes

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before income taxes in accordance with accounting principles generally accepted in the United States of America. Income before income taxes prior to May 31, 2002 is not comparable to current year income before income taxes because in the prior year periods, compensation and related expenses for services rendered by owners have not been reflected as expenses and the Company incurred no income taxes in its historical results prior to its transition to a corporate structure. Results prior to May 31, 2002, do not reflect the financial position, results of operations, and changes in cash flows that would have been reported had the Company operated as a corporation for all the periods presented.

Income Taxes

On May 31, 2002, the Company became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, the Company was not subject to income taxes because it operated as a limited liability company. Taxes on income earned prior to May 31, 2002, were the responsibility of Hewitt Holdings’ owners.

Earnings Per Share

On May 31, 2002, the Company completed its transition to a corporate structure and began to report earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under the treasury stock method, unvested restricted stock awards and unexercised stock options with fair market values of the underlying stock greater than the stock options’ exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive. For the three and nine months ended June 30, 2002, earnings per share was calculated based on the net loss incurred in the one month period from May 31, 2002, through June 30, 2002. Prior to May 31, 2002, Hewitt was comprised of limited liability companies and did not have outstanding common stock from which to calculate earnings per share, nor did the Company’s earnings include owner compensation or income taxes. As such, the Company’s net income prior to May 31, 2002, is not comparable to net income of a corporation or the Company’s net income after May 31, 2002. Therefore, historical earnings per share is not available for periods prior to May 31, 2002, and the consolidated and combined financial statements do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation prior to May 31, 2002.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for contract and project loss reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, asset impairment, taxes, and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Stock-Based Compensation

The Company applies the intrinsic value method for accounting for stock-based compensation as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$26,443	$22,375	$64,708	$175,869
Less net income through May 31, 2002		59,570		213,064

Net loss from June 1, 2002 through June 30, 2002		(37,195)		(37,195)
Pro forma stock option compensation expense, net of tax	(1,056)	—	(3,178)	—

Adjusted net income	$25,387	$(37,195)	$61,530	$(37,195)

Net income (loss) per share—basic:
As reported	$0.28	$(0.51)	$0.69	$(0.51)
Adjusted net income (loss) per share	$0.27	$(0.51)	$0.65	$(0.51)

Net income (loss) per share—diluted:
As reported	$0.27	$(0.51)	$0.67	$(0.51)
Adjusted net income (loss) per share	$0.26	$(0.51)	$0.64	$(0.51)

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2002, Hewitt Associates LLC distributed $152,500 of accounts receivable and $55,000 of cash to Hewitt Holdings to fund a distribution to the owners of accumulated earnings in preparation for Hewitt Associates LLC and Affiliates’ transition to a corporate structure. Cash collected on the receivables was first received by the Company and then remitted to Hewitt Holdings and the Company did not bear any collection risk associated with these receivables. At June 30, 2002, a net $25,094 of primarily these receivables had been collected by the Company and not yet remitted to Hewitt Holdings.

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

Of the $218,502 in net proceeds received in July 2002, $52,000 was used to repay the outstanding balance on the Company’s lines of credit, $8,341 was used to pay income taxes resulting from the Company’s transition to a corporate structure, and the balance was retained for general corporate purposes and working capital.

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

For the three and nine months ended June 30, 2002, earnings per share was calculated based on earnings between May 31, 2002, and June 30, 2002, the period during which the Company operated as a corporation. As such, earnings per share for the three and nine months ended June 30, 2002, are not indicative of earnings per share that would normally be computed for the entire periods presented. During the month of June 2002, the Company also incurred several one-time charges totaling $47,854 (see Note 3) related to the Company’s transition to a corporate structure which resulted in a net loss. As such, the effect of incremental shares of common stock equivalents has not been reflected as an adjustment to diluted earnings per share as the impact is antidilutive. Additionally, common stock has been weighted from the time of the Company’s transition to a corporate structure on May 31, 2002, and not from the beginning of fiscal 2002.

The following table presents computations of basic and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America for the three and nine months ended June 30, 2003.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$26,443	$22,375	$64,708	$175,869

Less net income through May 31, 2002		59,570		213,064

Net loss from June 1, 2002 through June 30, 2002		$(37,195)		$(37,195)

Weighted-average number of common stock for basic	95,169,772	72,306,187	94,454,190	72,306,187
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,122,371	—	1,592,179	—
Unexercised in-the-money stock options	571,390	—	778,068	—

Weighted-average number of common stock for diluted	96,863,533	72,306,187	96,824,437	72,306,187

Earnings per share—basic	$0.28	$(0.51)	$0.69	$(0.51)

Earnings per share—diluted	$0.27	$(0.51)	$0.67	$(0.51)

6.    Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income	$26,443	$22,375	$64,708	$175,869
Other comprehensive income (loss):
Foreign currency translation adjustments	15,151	12,314	18,515	12,361

Total comprehensive income	$41,594	$34,689	$83,223	$188,230

7.    Acquisitions

Bacon & Woodrow

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”) in the United Kingdom. The purchase price totaled $259,009, and was comprised of $219,240 of common stock, $38,882 in assumed net liabilities, and $887 of acquisition related costs. Bacon & Woodrow’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2002.

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

The allocation of the $259,009 purchase price to acquired net assets resulted in the allocation of $178,124 to goodwill, $65,874 to identifiable intangible assets (primarily customer relationships) with indefinite lives, $15,011 to identifiable intangible assets with estimated five-year lives, $61,521 to identifiable assets (which includes $40,445 of client receivables and unbilled work in process), and $100,403 to assumed liabilities (which includes $22,687 of accounts payable and accrued expenses and $36,071 of short term borrowings).

In the quarter ending September 30, 2003, the Company will begin to amortize the customer relationships intangible asset, by taking a charge for the year then ending. The customer relationships intangible asset totaled £45,200, or $65,874 as of the acquisition date and $74,843 at the current exchange rate at June 30, 2003. The Company will amortize the intangible asset in two classes on a straight-line basis over 15 and 30 years. The allocation between the two classes was based primarily on customer revenue size. The useful life for each class was based primarily on historical customer turnover, the relative difficulty in the ability of customers to switch service providers and the nature and complexity of the customers. The Company estimates that it will record recurring non-cash, pre-tax amortization expense of approximately £408 ($676 at a June 30, 2003 exchange rate) per quarter for the next 15 years and approximately £345 ($572 at a June 30, 2003 exchange rate ) per quarter thereafter through the end of the 30 year period.

Assuming the acquisition of Bacon & Woodrow occurred on October 1, 2001, pro forma net revenues for the three and nine months ended June 30, 2002 would have been approximately $454,000 and $1,334,000, respectively, and pro forma net income would have been approximately $30,000 and $201,000, respectively. These pro forma results, which are unaudited, give effect to the Company’s incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. Because the Company was a limited liability company for the first eight months of fiscal 2002, the pro forma effect of the acquisition on earnings per share is not meaningful. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated on October 1, 2001, nor are they necessarily indicative of future consolidated operating results.

Cyborg Worldwide, Inc.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg will operate within the Company’s Outsourcing segment. The purchase price totaled $43,580, and was comprised of $43,000 of cash and $580 of acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000 payable through 2006. The preliminary allocation of the $43,580 purchase price to acquired net assets resulted in the allocation of $14,565 to goodwill, $30,715 to identifiable intangible assets, which includes $17,806 to customer relationships with an estimated twelve year useful life and $12,209 to capitalized software with an estimated five-year life, $9,138 to identifiable assets, and $10,838 to assumed liabilities.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, the Company acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefit administration business will operate within the Company’s Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third party contract rights and obligations applicable to the acquired business; computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility and the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility. As part of the acquisition agreement, the Company has agreed with the Northern Trust Corporation to, on a non-exclusive basis, recommend Northern Trust Corporation’s custody, trustee and benefit payment services to the Company’s clients and prospective clients and Northern Trust Corporation has agreed to recommend the Company’s outsourcing services to their clients and prospective clients.

8.    Related Party Transactions

The Company has entered into real estate transactions with Hewitt Holdings and its subsidiaries. During 2002, the Company entered into two real estate capital lease arrangements, one with Hewitt Holdings in Newport Beach, California and one with the purchaser of Hewitt Holdings’ Norwalk, Connecticut property. On March 7, 2003, Hewitt Holdings sold its Newport Beach property to a third party who then assumed the lease with the Company. The remaining office space leases are operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third-party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is an obligation of these related parties, and is not an obligation of, nor guaranteed by, the Company.

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

9.    Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, for work performed through June 30, 2003, and September 30, 2002, consisted of the following:

	June 30, 2003	September 30, 2002
Client receivables	$233,644	$219,126
Unbilled work in process	184,668	175,058

	$418,312	$394,184

10.    Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

11.    Stock-Based Compensation Plan

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of June 30, 2003, only restricted stock and restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of June 30, 2003, there were 15,613,211 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units at $19.03 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the three and nine months ended June 30, 2003, $5,649 and $35,193, respectively, of compensation and payroll tax expense were recorded for the initial public offering-related awards. On December 31, 2002, 1,967,843 shares of restricted stock vested and 91,458 restricted stock units vested and such restricted stock units were converted to Class A common stock and cash. Additionally, on June 27, 2003, 833,091 shares of restricted stock vested and 48,827 restricted stock units vested and such restricted stock units were converted to Class A common stock and cash. The Company withheld 269,873 shares of such Class A common stock from the vested shares for the payment of the payroll taxes of the employees associated with the vesting of such restricted stock and restricted stock units. The shares were withheld by the Company at an average cost of $22.80 and were recorded as treasury stock. The Company subsequently remitted the $6,153 in taxes on the employees’ behalf.

As of June 30, 2003, the remaining $50,224 of unearned compensation within stockholders’ equity is related to the unvested initial public offering stock awards and will be amortized as the awards vest through June 27, 2006, adjusted for payroll taxes and forfeitures.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted in conjunction with the Company’s initial public offering vest over a period of four years. As of June 30, 2003, the Company has 4,041,393 options outstanding with a weighted average exercise price of $19.45. On July 1, 2003, the Company granted nonqualified stock options to acquire 3,767,476 shares of the Company’s Class A common stock to its employees.

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

Under SFAS No. 142, the Company was required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. During the three months ended December 31, 2002 and March 31, 2003, no impairments were recognized as a result of the intangible asset and goodwill transitional impairment testing that was performed.

The following is a summary of net income for the three and nine months ended June 30, 2002, as adjusted to remove the amortization of goodwill:

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Net income :
As reported	$22,375	$175,869
Goodwill amortization	243	659

Adjusted net income	$22,618	$176,528

The following is a summary of changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2003:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2002	$—	$201,286	$201,286
Additions	28,299	14,288	42,587
Effect of changes in foreign exchange rates	—	12,756	12,756

Balance at June 30, 2003	$28,299	$228,330	$256,629

Goodwill additions during the nine months ended June 30, 2003, resulted from the acquisitions of Cyborg Worldwide, Inc., Northern Trust Corporation’s retirement consulting and administration business, the remaining interest in a joint venture investment in The Netherlands, the controlling interest in a joint venture investment in India and an adjustment to the purchase price allocation related to another acquisition in Switzerland.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. Effective October 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at June 30, 2003 and September 30, 2002:

	June 30, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Capitalized software	$212,032	$115,381	$96,651	$183,030	$93,945	$89,085
Trademarks	11,462	2,351	9,111	10,196	680	9,516
Customer relationships	27,106	179	26,927	—	—	—

Total	$250,600	$117,911	$132,689	$193,226	$94,625	$98,601

Indefinite useful life
Customer relationships			$74,843			$71,286

Total intangible assets			$207,532			$169,887

Amortization expense related to definite lived intangible assets for the three and nine months ended June 30, 2003 and 2002, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Capitalized software	$8,091	$5,759	$23,039	$18,044
Trademarks	539	—	1,568	—
Customer relationships	179	—	179	—

Total	$8,809	$5,759	$24,786	$18,044

Estimated amortization expense for intangible assets as of September 30, 2002, for each of the next five years and thereafter is as follows:

Fiscal year ending:	2003	2004	2005	2006	2007	2008 and thereafter	Total
Estimated intangibles amortization expense	$29,645	$26,240	$19,396	$14,375	$8,041	$904	$98,601

Please also see Note 7 for information on recent acquisitions.

13.    Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). The Company’s recent acquisition of Cyborg expands Hewitt’s outsourcing service offering to include payroll administration, allows Hewitt to provide clients with a stand-alone payroll service and, importantly, enables Hewitt to offer a comprehensive range of human resources services. Hewitt’s payroll services include installed payroll software and fully outsourced processing. Hewitt’s workforce management services include workforce administration, compensation, recruiting and staffing, talent management, performance management, and learning and development.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Hewitt operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the outsourcing and consulting businesses. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information systems and human resources, however, are allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount.

The table below presents information about the Company’s reportable segments for the periods presented:

Business Segments	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Outsourcing
Revenues before reimbursements (net revenues)	$304,095	$277,124	$908,187	$828,229
Segment income (1)	59,581	61,382	181,628	201,061

Consulting (2)
Revenues before reimbursements (net revenues)	$190,791	$152,959	$545,075	$414,631
Segment income (1)	36,440	51,921	102,618	134,611

Total Company
Revenues before reimbursements (net revenues)	$494,886	$430,083	$1,453,262	$1,242,860
Reimbursements	12,862	8,508	40,395	21,979

Total revenues	$507,748	$438,591	$1,493,657	$1,264,839

Segment income (1)	$96,021	$113,303	$284,246	$335,672
Charges not recorded at the Segment level:
One-time charges (3)	—	26,143	—	26,143
Initial public offering restricted stock awards (4)	5,649	1,105	35,193	1,105
Unallocated shared costs (1)	41,944	36,413	126,833	96,409

Operating income (1)	$48,428	$49,642	$122,220	$212,015

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses in arriving at segment income.
(2)	On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	In connection with the Company’s transition to a corporate structure, the Company incurred one-time charges which included an $8,300 non-recurring compensation expenses related to the establishment of a vacation liability for its former owners, and a $17,843 non-recurring, non-cash compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share.
(4)	Compensation expense of $5,649 and $1,105 for the three months ended June 30, 2003 and 2002, respectively, and $35,193 and $1,105 for the nine months ended June 30, 2003 and 2002, respectively, related to the amortization of the initial public offering restricted stock awards.

14.    Subsequent Events

In connection with the Registration Rights Agreement between the Company and Hewitt Holdings, on July 28, 2003, the Company filed an Amendment No. 1 on Form S-3 to the Form S-1 Registration Statement filed on May 27, 2003, on behalf of the former owners, the former partners of Bacon & Woodrow and the Company’s key employees, for a planned Secondary Offering. The Company will not receive any proceeds from this offering and pursuant to the Registration Rights Agreement, the Company will pay all offering expenses other than underwriting discounts and commissions. Completion of this offering is subject to market conditions and approval of the Company’s Board of Directors.

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

In connection with our transition to a corporate structure, which was completed on May 31, 2002, Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings and Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc. In our limited liability company form, Hewitt Holdings’ owners were compensated through distributions of income rather than through salaries, benefits and performance-based bonuses, and we did not incur any corporate income tax. Upon our transition to a corporate structure, (i) Hewitt Holdings’ owners who worked in the business became our employees and we began to include their compensation in our compensation and related expenses, (ii) we became subject to corporate income taxes and (iii) we began to report net income and earnings per share.

On June 5, 2002, we acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The purchase price totaled $259 million and consisted of 9.4 million shares of Hewitt Associates common stock valued at $219 million, $39 million of assumed net liabilities and approximately $1 million of acquisition-related costs. For additional information on the Bacon & Woodrow acquisition, we refer you to Note 7 to the consolidated financial statements for the nine months ended June 30, 2003. The results of operations for Bacon & Woodrow are included in our historical results from the date of the acquisition, June 5, 2002.

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

On July 28, 2003, we filed an Amendment No. 1 on Form S-3 to our S-1 Registration Statement filed on May 27, 2003 with the Securities and Exchange Commission in connection with a proposed secondary offering by the former owners, the former partners of Bacon & Woodrow and the Company’s key employees. The amended registration statement covers approximately 9.9 million shares of Class A common stock, before shares issuable upon exercise of the underwriters’ over-allotment option. The registration statement was filed pursuant to a request under a registration rights agreement which we entered into at the time of our initial public offering.

On June 5, 2003, we acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in our results and the results of the Outsourcing segment from the acquisition date (see Note 7 to the consolidated financial statements).

On June 15, 2003, we acquired the benefits administration and retirement consulting and actuarial businesses of the Northern Trust Corporation. The results of the benefit administration and retirement consulting and actuarial businesses of Northern Trust Corporation are included in our results and the results of the Outsourcing and Consulting segments from the acquisition date (see Note 7 to the consolidated financial statements).

Segments

We have two reportable segments:

•	Outsourcing—We apply our human resources expertise and employ our integrated technology systems to administer our clients’ human resources programs: benefits, payroll and workforce management. Our benefit outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). Our recent acquisition of Cyborg expands our outsourcing service offering to include payroll administration, allows us to provide our clients with a stand-alone payroll service and, importantly, enables us to offer a comprehensive range of human resources outsourcing services. Our payroll services include installed payroll software and fully outsourced processing. Our workforce management services include workforce administration, compensation, recruiting and staffing, talent management, performance management, and learning and development.

•	Consulting—We provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Critical Accounting Policies and Estimates

Revenues

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Revenues from sales of software or other types of revenue were not material. Of our $1.7 billion of net revenues for fiscal 2002, 65% was generated in our Outsourcing segment and 35% was generated in our Consulting segment. In the nine months ended June 30, 2003, with the acquisition of the benefits consulting business of Bacon & Woodrow in June 2002, net revenues from the Consulting segment increased such that 62% of net revenues were generated in our Outsourcing segment and 38% in our Consulting segment.

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

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services. There is often an agreement that the ongoing service fee will be adjusted prospectively if the number of participants changes materially. However, a weakening of general economic conditions or the financial condition of our clients, which could lead to workforce reductions (and potentially participant reductions) or competitive pressure, could have a negative effect on our outsourcing revenues. Services provided outside the scope of our outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

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

Our clients pay for our consulting services either on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis. We recognize revenues under time-and-materials based arrangements as services are provided. On fixed-fee engagements, we recognize revenues as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting projects are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the project exceed the estimated total revenues that will be generated for the work. Each project has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about overall profitability and stage of project completion which impacts how we recognize revenue. Estimates are continuously monitored during the term of the engagement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after our annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and year to date results as compared to our internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Company. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Goodwill and Other Intangible Assets

On October 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. We evaluate our goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.

Our estimate of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. Factors mitigating this risk include our servicing a diverse client base such that we do not have significant industry concentrations among our clients. Also, for the nine months ended June 30, 2003, no single client accounted for more than 10% of our total revenues.

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

Stock-Based Compensation

Our stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and nonqualified stock options as well as other forms of stock-based compensation. For additional information on this plan, we refer you to Note 11 to the consolidated and combined financial statements for the nine months ended June 30, 2003.

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

From our initial public offering on June 27, 2002 through June 30, 2003, we granted nonqualified stock options to acquire 4,155,690 shares of our Class A common stock to our employees. As of June 30, 2003, options to acquire a total of 4,041,393 shares of Class A common stock were outstanding and represented approximately 4.1% of our outstanding common stock on that date. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during the three and nine months ended June 30, 2003, we would have recorded approximately $1.1 million and $3.2 million, respectively, in additional expense, and reported net income of $25 million and $62 million, respectively. The net earnings per basic and diluted share for the three months ended June 30, 2003 would have been $0.27 and $0.26, respectively. The net earnings per basic and diluted share for the nine months ended June 30, 2003 would have been $0.65 and $0.64, respectively. The difference between the net diluted earnings per share as reported and the net earnings per share under the provisions of SFAS No. 123 would have been ($0.01) and ($0.03), respectively, for the three and nine months ended June 30, 2003. On July 1, 2003, we granted nonqualified stock options to acquire 3,767,476 shares of our Class A common stock to our employees which represented approximately 3.8% of our outstanding common stock on that date.

In December 2002, 2,059,301 shares, constituting 36% of our then outstanding unvested restricted stock awards, vested, which included 91,458 restricted stock units that converted to Class A common stock. In June 2003, 881,918 shares, constituting 25% of our then outstanding unvested restricted stock awards vested, which included 48,827 restricted stock units that converted to Class A common stock and cash. As of June 30, 2003, 2,473,784 shares of restricted stock and 178,198 restricted stock units remain unvested. The related deferred compensation expense of $50 million will be recognized as compensation expense evenly over the remaining vesting period through June 27, 2006, and will be adjusted for payroll taxes and forfeitures.

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

We record gross revenue for any outside services when we are primarily responsible to the client for the services, we change the delivered product, perform part of the service delivered, have discretion on vendor selection, or bear the credit risk in the arrangement. We record revenue net of related expenses when a third party assumes primary responsibility to the client for the services.

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

Compensation and Related Expenses

Our largest operating expense is compensation and related expenses, which includes salaries and wages, annual performance-based bonuses, benefits, payroll taxes, global profit sharing, temporary staffing services, training, and recruiting. For all historical periods presented prior to May 31, 2002, compensation and related expenses do not include compensation expense related to Hewitt Holdings’ owners since these individuals received distributions of income rather than compensation when we operated as a limited liability company. As a result of our transition to a corporate structure on May 31, 2002, Hewitt Holdings’ owners became employees and we began to expense their compensation and related expenses.

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

Income Before Income Taxes

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before income taxes in accordance with accounting principles generally accepted in the United States of America. As a result of our transition to a corporate structure on May 31, 2002, Hewitt Holdings’ owners who worked in the business became our employees and we began to include their compensation in our compensation and related expenses, we became subject to corporate income taxes and we started to report net income and earnings per share. As such, the historical results of operations after May 31, 2002 reflect a corporate basis of presentation and are not directly comparable to the results from prior periods, which reflect a partnership basis of presentation.

Provision for Income Taxes

Prior to May 31, 2002, taxes on income earned by the predecessor limited liability company were the responsibility of the individual Hewitt Holdings’ owners. Therefore, for periods ended on or prior to May 31, 2002, the historical financial statements do not reflect the income taxes that we would have incurred as a corporation. As a result of our transition to a corporate structure on May 31, 2002, we became subject to corporate income taxes and began applying the provisions of the asset and liability method outlined in SFAS No. 109, Accounting for Income Taxes.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three and nine-month periods is derived from unaudited consolidated and combined financial statements which were prepared on the same basis as the annual consolidated and combined financial statements. In our opinion, information for the three and nine months ended June 30, 2003 and 2002, contains all adjustments, consisting only of normal recurring adjustments, except as noted, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Revenues before reimbursements (net revenues)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.6	2.0	2.8	1.8

Total revenues	102.6	102.0	102.8	101.8
Operating expenses:
Compensation and related expenses, excluding
initial public offering restricted stock awards (1)	64.5	63.2	64.8	57.4
Initial public offering restricted stock awards (2)	1.1	0.3	2.4	0.1
Reimbursable expenses	2.6	2.0	2.8	1.8
Other operating expenses	19.5	20.0	19.6	21.0
Selling, general and administrative expenses	5.1	5.0	4.8	4.4

Total operating expenses	92.8	90.5	94.4	84.7
Operating income	9.8	11.5	8.4	17.1
Other expenses, net	(0.8)	(0.6)	(0.9)	(1.0)

Income before income taxes	9.0	10.9	7.5	16.1
Provision for income taxes	3.7	5.7	3.0	1.9

Net income (3)	5.3%	5.2%	4.5%	14.2%

(1)	Compensation and related expenses did not include compensation related to Hewitt Holdings’ owners for the eight months of 2002 prior to our transition to a corporate structure on May 31, 2002. Additionally, on June 5, 2002 we acquired the benefits consulting business of Bacon & Woodrow and their compensation and related expenses were included in our results from the acquisition date.
(2)	Compensation expense of $6 million and $1 million for the three months ended June 30, 2003 and 2002, respectively, and $35 million and $1 million for the nine months ended June 30, 2003 and 2002, respectively related to the amortization of initial public offering restricted stock awards.
(3)	Net income between fiscal 2003 and 2002 is not comparable because, due to our limited liability company form in the first eight months of fiscal 2002, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax. Additionally, on June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and their operations were included in our results from the acquisition date.

Three Months Ended June 30, 2003 and 2002

Net Revenues

Net revenues were $495 million in the three months ended June 30, 2003, compared to $430 million in the comparable prior year period, an increase of 15%. Adjusting for the effects of acquisitions and favorable foreign currency translations, net revenues grew 5%. Outsourcing net revenues increased by 10% to $304 million in the three months ended June 30, 2003, compared to $277 million in the prior year. A portion of this growth was due to the addition of revenues from the June 2003 acquisitions of Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 8% quarter over quarter, primarily from the addition of new clients. Consulting net revenues increased by 25% to $191 million in the three months ended June 30, 2003, compared to $153 million in the prior year, primarily due to the addition of revenues from the actuarial and benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior year quarter and excluding the effects of favorable foreign currency translation and the acquisition of our Dutch affiliate, Consulting net revenues were unchanged between quarters. Increases in retirement plan and health benefit management consulting were offset by decreases in revenue from our more discretionary consulting services resulting from continued soft demand for such services.

Compensation and Related Expenses

Compensation and related expenses were $319 million for the three months ended June 30, 2003, compared to $272 million for the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. In connection with our transition to a corporate structure in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. Had we incurred estimated owner compensation in the prior year quarter of $27 million and excluded the non-recurring charges, compensation and related expenses would have been $273 million for the three months ended June 30, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues would have been 65% in the current year period and 63% in the prior year period. The increase as a percentage of net revenues is primarily due to increases in our Outsourcing personnel to support the development of our new workforce management service offering. These increases were offset by our beginning to capitalize approximately $6 million in incremental and direct compensation and related costs associated with implementing new workforce management clients and lower performance-based compensation as a percentage of net revenues resulting from the continued negative effect of the economy on our clients, and, therefore, on our business and performance relative to internal targets. The net increase in overall compensation and related expenses after the inclusion of owner compensation and the exclusion of the non-recurring charges in the prior year period was primarily due to cost of living increases, the inclusion of Bacon & Woodrow’s compensation and related expenses, increases in our Outsourcing personnel to support the development of the workforce management service offering, and the inclusion of the Northern Trust Corporation’s benefit administration business’ and Cyborg’s compensation and related expenses, offset in part by our beginning to capitalize approximately $6 million in incremental and direct compensation and related costs associated with implementing new workforce management clients.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $63 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through June 30, 2003, of which $6 million was recorded in the quarter ended June 30, 2003, and $1 million was recorded for the quarter ended June 30, 2002. The remaining $50 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $97 million in the three months ended June 30, 2003 compared to $86 million in the comparable prior year period. As a percentage of net revenues, other operating expenses remained flat at 20% in the three months ended June 30, 2003 and 2002. The $10 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, increased occupancy costs, increased computer maintenance expenses and depreciation and amortization expenses on computer equipment and software, partially offset by lower telecommunication costs in our Outsourcing segment over the prior-year period.

Selling, General and Administrative Expenses

SG&A expenses were $25 million in the three months ended June 30, 2003, compared to $21 million in the comparable prior year period. As a percentage of net revenues, SG&A expenses remained flat at 5% in the three months ended June 30, 2003 and 2002. The increase in SG&A expenses of $4 million, primarily reflects the inclusion of Bacon & Woodrow and increased travel and bad debt expense in the current-year quarter. In the prior-year quarter, travel expenses were lower following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net were $4 million in the three months ended June 30, 2003, compared to $3 million in the comparable prior year period. As a percentage of net revenues, other expenses, net was 1% or less in both the current-year and prior-year quarters. Interest expense was $5 million for the three months ended June 30, 2003, compared to $3 million in the comparable prior-year period. The increase in interest expense is primarily due to the addition of a full quarter of interest expense on our two new capital leases for office space, which we executed in June 2002. The increase in interest expense was offset by an increase in interest income from the proceeds of our initial public offering.

Provision for Income Taxes

The provision for income taxes was $18 million for the three months ended June 30, 2003, compared to $25 million in the comparable prior year period. The decrease in the provision for income taxes for the three months ended June 30, 2003, over the income taxes for the comparable period is primarily due to the inclusion of one-time charges in the quarter ending June 30, 2002, resulting from the Company’s transition to a corporate structure on May 31, 2002, offset by earnings being taxed for only one month in the third quarter of 2002 as compared to earnings being taxed for the full third quarter of fiscal 2003. Approximately $22 million of the $25 million tax expense for the three months ended June 30, 2002, related to tax liabilities arising both from a mandatory change in the Company’s tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $3 million represents income tax expense arising from earnings between May 31, 2002, and June 30, 2002, while the Company operated as a corporation. The non-recurring, non-cash $18 million compensation expense in 2002 resulting from owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in conversion of owners’ capital into common stock, was not deductible. For the year ending September 30, 2003, the Company expects to report pre-tax income and, as such, has apportioned the estimated annual income tax provision to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

Nine Months Ended June 30, 2003 and 2002

Net Revenues

Net revenues were $1,453 million in the nine months ended June 30, 2003, compared to $1,243 million in the comparable prior year period, an increase of 17%. Adjusting for the effects of acquisitions and the favorable effects of foreign currency translation, net revenues grew 6%. Outsourcing net revenues increased by 10% to $908 million in the nine months ended June 30, 2003, compared to $828 million in the prior year period. A portion of this growth was due to the addition of revenues from the newly acquired Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 9% period over period. For the nine months ended June 30, 2003, approximately two-thirds of our Outsourcing net revenue growth was from the addition of new clients and approximately one-third of the growth from expanding services with existing clients. Consulting net revenues increased by 31% to $545 million in the nine months ended June 30, 2003 compared to $415 million in the prior year period. Consulting net revenues increased primarily as a result of the June 2002 acquisition of the benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior year period and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the first nine months of 2003 over the comparable prior year period. This increase was a result of growth in retirement plan and health benefit management consulting offset by a decrease in net revenue from our more discretionary consulting services over the prior year.

Compensation and Related Expenses

Compensation and related expenses were $942 million in the nine months ended June 30, 2003, compared to $713 million in the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as Hewitt Holdings’ owners were compensated through distributions of income. In connection with our transition to a corporate structure in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. Had we incurred estimated owner compensation in the prior year of $108 million and excluded the non-recurring charges, compensation and related expenses would have been $795 million for the nine months ended June 30, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues was 65% in the current year period and would have been 64% in the prior year period. The increase as a percentage of net revenues is primarily due to increases in our Outsourcing personnel to support the development of our new workforce management service offering. These increases were offset in part by lower performance-based compensation as a percentage of net revenues resulting from the continued negative effects of the economy on our clients and therefore, our business and performance relative to targets. The net increase in overall compensation and related expenses after the inclusion of owner compensation and the exclusion of the non-recurring charges in the prior year period was primarily due to cost of living increases, increases from the inclusion of Bacon & Woodrow’s compensation and related expenses and increases in our Outsourcing personnel to support the growth of benefit administration outsourcing and workforce management.

Initial Public Offering Restricted Stock Awards

Since our initial public offering in June 2002, compensation and related payroll tax expenses of approximately $63 million were recorded as initial public offering restricted stock award expense through June 30, 2003, of which $35 million was recorded in the nine months ended June 30, 2003, and $1 million was recorded for the nine months ended June 30, 2002. An additional $50 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $285 million in the nine months ended June 30, 2003 compared to $260 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 20% in the nine months ended June 30, 2003, from 21% in the comparable prior year period. The decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. There was a $25 million increase in other operating expenses which primarily reflects the inclusion of Bacon & Woodrow since the acquisition, increased depreciation and amortization expenses on computer equipment and software and increased computer maintenance expenses, partially offset by lower telecommunication expenses in our Outsourcing segment over the prior year.

Selling, General and Administrative Expenses

SG&A expenses were $69 million in the nine months ended June 30, 2003, compared to $56 million in the comparable prior year period, an increase of 23%. As a percentage of net revenues, SG&A expenses remained flat at 5% in the nine months ended June 30, 2003 and 2002. SG&A expenses increased $13 million period over period which primarily reflects the inclusion of Bacon & Woodrow and increased travel and insurance expense in the current year, partially offset by lower bad debt expense. In the prior year period, travel expenses were lower and bad debt expenses were higher following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net were $13 million in the nine months ended June 30, 2003, compared to $12 million in the comparable prior year period. As a percentage of net revenues, other expenses, net was 1% or less in the current year and prior year periods. Interest expense was $15 million for the nine months ended June 30, 2003, compared to $10 million in the comparable prior year period. The increase in interest expense is primarily due to the addition of a full nine months of interest expense on our two new capital leases for office space, which we executed in June 2002. Despite the increase in interest expense in the current year, other expenses, net increased only 10% as there was a non-recurring loss in the prior year period related to the expiration of a foreign currency option purchased in connection with the acquisition of the benefits consulting business of Bacon & Woodrow.

Provision for Income Taxes

The provision for income taxes was $45 million for the nine months ended June 30, 2003, compared to $25 million in the comparable prior year period. The increase in the provision for income taxes for the nine months ended June 30, 2003, over the income taxes for the comparable period is primarily due to earnings being taxed for the full nine months in fiscal 2003 as compared to earnings being taxed for only one month in the nine months ending June 30, 2002, as a result of the timing of the Company’s transition to a corporate structure and the inclusion of one-time charges in the nine months ending June 30, 2002, resulting from the Company’s transition to a corporate structure on May 31, 2002. Approximately $22 million of the $25 million tax expense for the nine months ended June 30, 2002, related to tax liabilities arising both from a mandatory change in the Company’s tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $3 million represents income tax expense arising from earnings between May 31, 2002, and June 30, 2002, while the Company operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in conversion of owners’ capital into common stock, was not deductible. For the year ending September 30, 2003, we expect to report pre-tax income and as such, have apportioned the estimated income tax provision for the year to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

Segment Results

We operate many of the administrative and support functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information services and human resources, however, are allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

(in thousands)

Business Segments	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Outsourcing (1)
Revenues before reimbursements (net revenues)	$304,095	$277,124	$908,187	$828,229
Segment income (1)	59,581	61,382	181,628	201,061

Consulting (2)
Revenues before reimbursements (net revenues)	$190,791	$152,959	$545,075	$414,631
Segment income (1)	36,440	51,921	102,618	134,611

Total Company
Revenues before reimbursements (net revenues)	$494,886	$430,083	$1,453,262	$1,242,860
Reimbursements	12,862	8,508	40,395	21,979

Total revenues	$507,748	$438,591	$1,493,657	$1,264,839

Segment income (1)	$96,021	$113,303	$284,246	$335,672
Charges not recorded at the Segment level:
One-time charges (3)	—	26,143	—	26,143
Initial public offering restricted stock awards (4)	5,649	1,105	35,193	1,105
Unallocated shared costs (1)	41,944	36,413	126,833	96,409

Operating income (1)	$48,428	$49,642	$122,220	$212,015

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses in arriving at segment income.
(2)	On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	In connection with the Company’s transition to a corporate structure, the Company incurred one-time charges which included an $8 million non-recurring compensation expenses related to the establishment of a vacation liability for its former owners, and a $18 million non-recurring, non-cash compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share.
(4)	Compensation expense of $6 million and $1 million for the three months ended June 30, 2003 and 2002, respectively, and $35 million and $1 million for the nine months ended June 30, 2003 and 2002, respectively, related to the amortization of the initial public offering restricted stock awards.

Outsourcing

Three Months Ended June 30, 2003 and 2002

Outsourcing net revenues were $304 million in the three months ended June 30, 2003, compared to $277 million in the comparable prior year period, an increase of 10%. A portion of this growth was due to the addition of revenues from the June 2003 acquisitions of Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 8% quarter over quarter, primarily from the addition of new clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 20% in the three months ended June 30, 2003, compared to 22% in the comparable prior-year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred estimated owner compensation in the prior-year quarter, segment income would have been $56 million for the three months ended June 30, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior-year quarter of $5 million, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 20% in the prior year quarter. During the quarter ended June 30, 2003, the investments in our workforce management business were offset in part by our beginning to capitalize approximately $6 million in incremental and direct costs associated with implementing new workforce management clients.

Nine Months Ended June 30, 2003 and 2002

Outsourcing net revenues were $908 million in the nine months ended June 30, 2003, compared to $828 million in the comparable prior year period, an increase of 10%. A portion of this growth was due to the addition of revenues from the newly acquired Cyborg and benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 9% period over period. For the nine months ended June 30, 2003, approximately two-thirds of our Outsourcing net revenue growth was from the addition of new clients with the remainder of the growth from expanding services with existing clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 20% in the nine months ended June 30, 2003, compared to 24% in the comparable prior year period. Had we incurred estimated owner compensation of $22 million in the comparable prior year period, segment income would have been $179 million for the nine months ended June 30, 2002. As such, as adjusted, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 22% in the nine months ended June 30, 2002. The decrease in margin in the nine months ended June 30, 2003 primarily relates to our continued investment in the development of our workforce management service offering.

Consulting

Three Months Ended June 30, 2003 and 2002

Consulting net revenues were $191 million in the three months ended June 30, 2003, compared to $153 million in the comparable prior-year period, an increase of 25%. This increase primarily reflects the addition of revenues from the actuarial and benefits consulting business of Bacon & Woodrow since the acquisition date of June 5, 2002. A portion of this growth was also due to favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation of our Dutch affiliate upon purchase of the remaining interest in the first quarter of 2003. Including the results of Bacon & Woodrow in the prior-year quarter, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation in the current-year quarter, Consulting net revenues were unchanged quarter over quarter.

Increases in retirement plan and health benefit management consulting were offset by a decrease in revenue from our discretionary consulting services resulting from continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 19% in the three months ended June 30, 2003, compared to 34% for the comparable prior-year period. Had we incurred estimated owner compensation in the prior-year quarter, Consulting segment income would have been $38 million for the three months ended June 30, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior-year period, Consulting segment income as a percentage of Consulting net revenues would have been 25% in the prior-year quarter. The decrease in the operating margin in the three months ended June 30, 2003, stemmed from lower margins on our more discretionary consulting services resulting from continued soft demand for those services, offset by higher margins in our European region as a result of the Bacon & Woodrow business, and in health benefit management and retirement plan consulting. During the quarter, we have taken steps to reduce costs, including headcount reductions, primarily in our more discretionary consulting service areas.

Nine Months Ended June 30, 2003 and 2002

Consulting net revenues were $545 million in the nine months ended June 30, 2003, compared to $415 million in the comparable prior year period, an increase of 31%. This increase primarily reflects the addition of Bacon & Woodrow’s benefits consulting business, favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation of our Dutch affiliate since December 2002, upon our purchase of the remaining controlling interest. Including the results of Bacon & Woodrow’s benefits consulting business in the prior year period, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the current year period over the prior year period. The net increase was due to increases in retirement plan and health benefit management consulting offset by a decrease in revenue from our more discretionary consulting services due to continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 19% in the nine months ended June 30, 2003, compared to 32% for the comparable prior year period. Had we incurred estimated owner compensation of $57 million in the comparable prior year period, segment income would have been $78 million for the nine months ended June 30, 2002. As such, as adjusted, Consulting segment income as a percentage of Consulting net revenues would have been 19% in the prior year period. Higher margins in our European region as a result of the Bacon & Woodrow benefits consulting business and in our retirement plan and health benefit management consulting were offset by lower margins on our more discretionary consulting services due to continued soft demand for those services.

Pro Forma Results of Operations

During fiscal 2002, the Company completed several significant transactions. We completed our transition to a corporate structure in May 2002, and completed our initial public offering and the acquisition of Bacon & Woodrow in June 2002. The following pro forma results give effect to all three of these transactions as if they occurred on October 1, 2001, the beginning of fiscal 2002, and exclude any non-recurring adjustments, to allow for comparability. Current year results, as shown in the statement of operations for the three and nine months ended June 30, 2003, include the effects of all three transactions and, as such, are not shown on a pro forma basis.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our “Pro Forma Combined Financial Information” and combined financial statements and related notes in our Registration Statement (No. 333-105560) on Form S-3, filed with the Securities and Exchange Commission, and our combined and consolidated financial statements and related notes in our Annual Report on Form 10-K, filed with the Securities Exchange Commission, and our consolidated and combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Hewitt Associates, Inc.

Pro Forma Consolidated and Combined Income Statements

(unaudited)

	Three Months Ended June 30, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$430	$24	—	—	$454
Reimbursements	9	1	—	—	10

Total revenues	439	25	—	—	464

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	272	13	3	—	288
Initial public offering restricted stock awards	1	—	—	5	6
Reimbursable expenses	9	1	—	—	10
Other operating expenses	86	2	1	—	89
Selling, general and administrative expenses	21	7	(7)	—	21

Total operating expenses	389	23	(3)	5	414
Operating income	50	2	3	(5)	50
Other expenses, net	(3)	(1)	—	—	(4)

Income before taxes and owner distributions	47	1	3	(5)	46
Provision for income taxes	25	—	(4)	(2)	19

Income before owner distributions		$1

Net income	$22		$7	($3)	$27

Earnings per share:
—basic					$0.28
—diluted					$0.28
Weighted average shares:
—basic					95,128,034
—diluted					97,044,207

(1)

Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: an $8 million compensation expense for vacation liability arising from the Company’s former owners becoming employees of the Company; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from a $5 million tax benefit arising from a mandatory change in our tax accounting method and a $27 million net liability arising from the establishment of deferred tax assets and liabilities; a $6 million expense related to the former Bacon & Woodrow partners’ purchase of indemnity insurance prior to the acquisition; $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; and a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $30 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $21 million of additional income tax expense had the Company been a taxable entity for the entire period; and $1 million of amortization of intangible assets created as part of the acquisition of Bacon & Woodrow.

(2)	Offering adjustments include compensation expense of $5 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $2 million.

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

On a pro forma basis, the Company’s net income was $27 million compared to its actual net income of $22 million for the three months ended June 30, 2002. The difference is attributable to: (1) the exclusion of non-recurring charges for owner vacation accrual, the disproportionate share compensation charge, and the $22 million non-recurring income tax expense; (2) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for all periods; (3) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period; (4) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (5) the inclusion of compensation expense for all periods, reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (6) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; and (7) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

Hewitt Associates, Inc.

Pro Forma Consolidated and Combined Income Statements

(unaudited)

	Nine Months Ended June 30, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$1,243	$91	—	—	$1,334
Reimbursements	22	3	—	—	25

Total revenues	1,265	94	—	—	1,359

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	713	50	93	—	856
Initial public offering restricted stock awards	1	—	—	56	57
Reimbursable expenses	22	3	—	—	25
Other operating expenses	261	11	2	—	274
Selling, general and administrative expenses	56	14	(8)	—	62

Total operating expenses	1,053	78	87	56	1,274

Operating income	212	16	(87)	(56)	85
Other expenses, net	(11)	(1)	3	—	(9)

Income before taxes and owner distributions	201	15	(84)	(56)	76
Provision for income taxes	25	—	31	(22)	34

Income before owner distributions		$15

Net income	$176		($115)	($34)	$42

Earnings per share:
—basic					$0.45
—diluted					$0.44
Weighted average shares:
—basic					92,610,127
—diluted					96,152,971

(1)

Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: an $8 million compensation expense for vacation liability arising from the Company’s former owners becoming employees of the Company; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from a $5 million tax benefit arising from a mandatory change in our tax accounting method and a $27 million net liability arising from the establishment of deferred tax assets and liabilities; a $6 million expense related to the former Bacon & Woodrow partners’ purchase of indemnity insurance prior to the acquisition; $2 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; $4 million of losses incurred on a foreign currency purchase option related to the acquisition; and

a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $120 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $53 million of additional income tax expense had the Company been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition of Bacon & Woodrow; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.

(2)	Offering adjustments include compensation expense of $56 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $22 million.

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

The Company’s net income was $42 million on a pro forma basis compared to its actual net income of $176 million for the nine months ended June 30, 2002. The difference is attributable to: (1) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for all periods; (2) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period; (3) the exclusion of non-recurring charges for owner vacation accrual, the disproportionate share compensation charge, and the $22 million non-recurring income tax expense; (4) the inclusion of compensation expense for all periods, reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (5) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (6) the exclusion of losses incurred on a foreign currency purchase option; (7) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (8) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (9) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

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

Summary of Cash Flows	Nine months ended June 30,
(in thousands)	2003	2002
	(unaudited)
Cash provided by:
Operating activities	$182,348	$271,282
Cash used in:
Investing activities	(119,937)	(55,630)
Financing activities	(37,550)	(255,860)
Effect of exchange rates on cash	1,574	(1,456)

Net increase (decrease) in cash and cash equivalents	26,435	(41,664)
Cash and cash equivalents at beginning of period	136,450	60,606

Cash and cash equivalents at end of period	$162,885	$18,942

For the nine months ended June 30, 2003 and 2002, cash provided by operating activities was $182 million and $271 million, respectively. The decrease in cash flows provided by operating activities between the nine months ended June 30, 2003 and 2002, is primarily due to the inclusion of compensation expenses related to Hewitt Holdings’ owners and a provision for corporate income taxes, stemming from our transition to a corporate structure on May 31, 2002. Prior to May 31, 2002, the distributions to Hewitt Holdings’ owners were paid out of cash flows from financing activities as capital distributions, and we did not pay corporate income taxes when we operated as a limited liability company. Additionally, the decrease in cash from operating activities in the nine months ended June 30, 2003, over the prior year period was offset by the distribution of $152 million of client receivables to Hewitt Holdings as part of the Company’s transition to a corporate structure in the prior year period.

For the nine months ended June 30, 2003 and 2002, cash used in investing activities was $120 million and $56 million, respectively. The increase in cash used in investing activities was primarily due to cash paid for acquisitions (see Note 7 to the consolidated financial statements) during the nine months ended June 30, 2003, and increased spending on software development.

Cash used in financing activities was $38 million and $256 million, respectively, for the nine months ended June 30, 2003 and 2002. For the nine months ended June 30, 2003, repayments of debt accounted for the majority of the cash used in financing activities, while in the nine months ended June 30, 2002, capital distributions under the former limited liability company structure accounted for $264 million of the cash outflows, offset by short-term borrowings of $52 million.

At June 30, 2003, our cash and cash equivalents were $163 million, as compared to $19 million at June 30, 2002, an increase of $144 million or 760%. Cash and cash equivalents at June 30, 2003, increased over the prior year primarily due to the receipt of proceeds in July 2002 from our initial public offering in June 2002, and higher earnings and related cash flows from operating activities in the year since June 30, 2002, offset by repayments of short-term borrowings.

Commitments

Significant ongoing commitments consist primarily of leases and debt.

Prior to fiscal year 2002, the Company entered into certain real estate transactions with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates, an equity method investment of Hewitt Holdings. Based on the characteristics of the leases and the nature of the relationships between the Company and Hewitt Holdings and its subsidiaries, most of the associated leases are classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is not an obligation of, nor guaranteed by, the Company.

During the third quarter of fiscal 2002, we entered into two 15-year capital leases for office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of June 30, 2003, the outstanding debt related to these leases was $86 million. One of the leases, totaling approximately $24 million at June 30, 2003, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building where we leased premises and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.8%-to-8.0%. At June 30, 2003, the outstanding balance on the equipment financing agreements was $6 million. Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We have two unsecured line of credit facilities. The 364-day facility expires on September 26, 2003, and provides for borrowings up to $70 million. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50 million. Borrowings under either facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option and are repayable upon demand or at expiration of the facility. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under both facilities. If the aggregate utilization under both facilities exceeds 50% of the aggregate commitment, an additional utilization fee, based on the aggregate utilization, is assessed at a rate of 0.125% per annum. At June 30, 2003, there was no outstanding balance on either facility.

We had an unsecured multi-currency line of credit that permitted borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. All outstanding balances on the unsecured multi-currency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings up to £20 million until July 30, 2003, and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.78%. As of June 30, 2003, the outstanding balance was £14 million, equivalent to approximately $24 million, and is repayable upon demand or at expiration of the facility. There was other foreign debt outstanding at June 30, 2003 totaling approximately $9 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $33 million as of June 30, 2003.

On March 7, 2003, we entered into a contract with a lender to guarantee borrowings of our subsidiaries up to $13 million in multiple currency loans and letters of credit to replace our unsecured multi-currency line of credit, which we repaid in February 2003. There is no fixed termination date on this contract. This contract allows Hewitt subsidiaries to secure financing at rates based on Hewitt’s creditworthiness, however, the terms and conditions of the financing with the lender have not been finalized. On March 17, 2003, our subsidiary, the Lincolnshire Insurance Company, obtained a $6 million letter of credit under this contract. There were no borrowings under the contract or draws against the letter of credit as of June 30, 2003.

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $147 million as of June 30, 2003. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $12 million bears interest at 7.94% and is repayable in four annual installments from March 2004 to March 2007; $35 million bears interest at 8.08%, and is repayable in five annual installments beginning in March 2008; and $50 million bears interest at 7.45%, and is repayable in five annual installments beginning May 2004.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to Hewitt Holdings’ owners which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of tangible net worth ($144 million as of June 30, 2003) and net worth ($216 million as of September 30, 2002), to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At June 30, 2003, we were in compliance with the terms of our debt agreements.

In connection with the initial public offering, we raised approximately $219 million in net proceeds after offering expenses. Of the $219 million of total net proceeds received, $52 million was used to repay the outstanding balance on our line of credit, $8.3 million was used to pay income taxes resulting from our transition to a corporate structure, and the balance was retained for general corporate purposes and working capital.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months.

Self-Insurance

The Company has established a captive insurance subsidiary as a cost-effective way to self-insure against certain business risks and losses. To date, the captive has not issued any policies to cover any of the Company’s insurance exposures, however, the Company has contributed $5 million in cash and secured $6 million of additional regulatory capital in the form of a letter of credit. The Company may, from time to time, choose to self-insure a portion of its professional liability exposure through use of this captive subsidiary.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated financial statements.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A prolonged economic downturn could have a material adverse effect on our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services, our business may be negatively affected.

•	Our ability to successfully manage and integrate acquired companies.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability my suffer.

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs and/or higher self retention of risks.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	The profitability of our engagements with clients may not meet our expectations.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in our Registration Statements on Form S-3 (File No. 333-105560) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, in August 2001, we purchased a £150 million foreign currency option to offset the foreign currency risk associated with the then planned purchase of the benefits consulting business of Bacon & Woodrow. This instrument expired in May 2002. We do not hold or issue derivative financial instruments for trading purposes. We are not currently a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, which is managed for safety of principal and liquidity. We invest our portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At June 30, 2003, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. As of June 30, 2003, there was no outstanding balance on our unsecured line of credit. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.78%. As of June 30, 2003, the outstanding balance was £14 million, equivalent to approximately $24 million, and is repayable upon demand or at expiration of the facility. There is other foreign debt outstanding at June 30, 2003, totaling approximately $9 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $33 million as of June 30, 2003.

Our foreign subsidiaries maintained debt with an effective interest rate of 4.73% and 4.46% during the three and nine months ended June 30, 2003, respectively. A one percentage point increase would have increased our interest expense by approximately $0.1 million and $0.2 million for the three and nine months ended June 30, 2003. We also maintain an invested cash portfolio which earned interest at an effective rate of 1.34% and 1.67% during the three and nine months ended June 30, 2003, respectively. A one percentage point increase would have increased our interest income by approximately $0.5 million and $1.1 million for the three and nine months ended June 30, 2003, respectively. The net effect of a one percentage point change would have been approximately $0.4 million and $0.9 million in additional income from an increase in the rate (additional expense from a decrease in the rate) for the three and nine months ended June 30, 2003, respectively.

Our fixed rate debt consists of our unsecured senior term notes. At June 30, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $2.9 million. At June 30, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $2.8 million.

Foreign exchange risk

For both the three and nine month period ended June 30, 2003, revenues from U.S. operations as a percent of total revenues were 83%. Foreign currency net translation gain was $15 million for the three month period ended June 30, 2003. Foreign currency net translation gain was $19 million for the nine month period ended June 30, 2003. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 11% and 10% of our net revenues for the three and nine months ended June 30, 2003, respectively, were from the United Kingdom. Approximately 3% of our net revenues for the three and nine months ended June 30, 2003, were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three and nine months ended June 30, 2003, would have impacted our pre-tax net operating income by approximately $0.5 million and $0.3 million, respectively. A 10% change in the average exchange rate for the Euro for the three and nine months ended June 30, 2003, would have impacted our pre-tax net operating income by less than $0.1 million in both periods.

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

ITEM 6.	Exhibits and Reports on Form 8-K

a.	Exhibits.

10.1	Amended and Restated Registration Rights Agreement between Hewitt Holdings LLC and Hewitt Associates Inc. (incorporated by reference to Exhibit 10.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, as amended, Registration No. 333-105560).

10.2	Stockholders’ Agreement by and among Hewitt Associates, Inc., Hewitt Holdings LLC and the Covered Persons signatory thereto, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.31 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, as amended, Registration No. 333-105560).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

b.	Reports on Form 8-K filed during the quarter.

Current Report on Form 8-K dated May 5, 2003 (date of earliest event reported), furnished on May 9, 2003, with respect to the Company’s earnings release for the three and six months ended March 31, 2003.

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.

(Registrant)

Date: July 29, 2003	By:	/s/ DAN A. DECANNIERE
Dan A. DeCanniere Chief Financial Officer (principal financial and accounting officer)