Form 10-K
period 2003-09-30
HEWITT ASSOCIATES INC
filed 2003-11-18
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-20835

HEWITT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0851756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, IL 60069; 847-295-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock - $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock of Hewitt Associates, Inc. outstanding shares estimated to be held by non-affiliates was $2,455,205,450 as of October 31, 2003, based on a closing price of $25.70. While it is difficult to determine the number of shares owned by affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant believes this estimate is reasonable.

Class	Outstanding as of October 31, 2003
Class A Common Stock—$0.01 par value	30,384,062
Class B Common Stock—$0.01 par value	63,420,466
Class C Common Stock—$0.01 par value	4,603,915

98,408,443

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in response to Part III, Items 10-14, of this Form 10-K.

HEWITT ASSOCIATES, INC.

FORM 10-K

For The Fiscal Year Ended

September 30, 2003

PART I

Item 1.	Business

Overview

Hewitt is a leading global provider of human resources outsourcing and consulting services. Our mission is to excel, around the world, at helping our clients and their people succeed together. In fiscal 2003, which marked our 42nd consecutive year of revenue growth, we provided services to more than 2,600 clients. We believe that we are well-positioned to continue our growth in a business environment characterized by a growing recognition of the critical importance of human resources, increasingly complex human resources challenges and rapid technological change.

Since our founding in 1940, we have continuously extended and expanded our human resources service offerings in response to our clients’ needs. Early in our history, we specialized in providing actuarial services for sponsors of retirement plans and executive compensation consulting. These remain core competencies of the firm today. Benefits legislation in the 1970’s and the proliferation of flexible benefits and 401(k) programs in the 1980’s substantially increased companies’ needs for advisory and administrative services related to health and welfare benefits, retirement benefits and compensation programs. In 1991, we introduced the Total Benefit Administration™ system, which we believe is the first technology platform for outsourcing the administration of the three major benefit service areas using a single, integrated system and database. Following significant investments in technology, infrastructure, and people, and with over twelve years of experience, outsourcing is now our largest business segment.

Of our $2.0 billion of net revenues in 2003, 63% was generated in our outsourcing business and 37% was generated in our consulting business. Our outsourcing business is comprised of three core benefits administration services, our new payroll administration service and our workforce management solution. Our consulting business is comprised of three service areas, including health management, retirement and financial management, and talent and organization consulting.

We believe that our leadership in outsourcing and consulting and our ability to provide integrated solutions across and within both businesses are important competitive advantages. With our full range of services, we are able to leverage the data and knowledge we gain through outsourcing to provide more comprehensive and market-based solutions in our consulting business. Likewise, we utilize the expertise developed through our consulting business to meet the specific objectives of our outsourcing clients through high-value, cost-effective solutions.

Through our outsourcing business, we apply our human resources expertise and employ our integrated technology systems to administer our clients’ human resources programs: benefits, payroll and workforce management. We assume and automate the resource-intensive processes required to administer our clients’ human resources programs, and we provide on-line tools and information that support decision-making and transactions by our clients and their employees. We enable companies to streamline their human resources administration and processes in order to enhance effectiveness and reduce costs, and to employ web-based technologies to automate processes and transactions. With the information and tools that we provide, our clients are able to optimize the return on their benefits, payroll, and human resources investments.

Our benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Our recent acquisition of Northern Trust Retirement Consulting (“NTRC”) in June 2003 also extends our defined contribution services. Our recent acquisition of Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services, expands our outsourcing service offering to include payroll administration, allows us to provide our clients with a stand-alone payroll service and, importantly, enables us to offer a comprehensive range of human resources outsourcing services. Our payroll services include installed payroll software and fully outsourced processing. Our workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

To date, we have provided our outsourcing services primarily to companies with complex human resources programs and over 10,000 employees. As of September 30, 2003, we were providing benefit outsourcing services to approximately 270 clients (typically through three-to five-year contracts) representing a total of approximately 410 benefit services, including 61 new services relating to the NTRC acquisition. We define a benefit outsourcing client as a company that has outsourced to us the administration of one or more of the three core benefit services. We define a benefit service as any one of the three benefit administration services that we provide for a client. As a result, for clients who offer health and welfare, defined contribution and defined benefit programs, we have the opportunity to provide three benefit services. We are focused on developing deep client relationships and establishing ourselves as the outsourcing provider of choice across all of our outsourcing services. We have grown our outsourcing revenues by both expanding existing client relationships and adding new clients.

We believe that we will continue to deliver significant growth in our outsourcing business by expanding relationships with existing clients, increasing the penetration of our target outsourcing market, extending our service offerings, addressing the complex and changing needs for health benefit management services, providing outsourcing services to mid-sized companies, establishing new business alliances, and growing our business outside the United States.

Through our consulting business, we provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes. Our consulting clients include a diverse base of companies, many of which have been clients for a long time. We have grown our consulting revenues by both expanding existing client relationships and adding new clients. Looking back over the last five years, of our 100 largest consulting clients in 1998 (ranked by revenues), 88 are consulting clients today and have been in each of the last five years.

We plan to continue to grow our consulting business by extending services into our existing client base, targeting companies we currently do not serve, continuing to address the complex and changing needs for health benefit management services and growing our business outside the United States.

Industry Background

Human resources outsourcing and consulting have grown rapidly in an increasingly service and knowledge-based economy as companies view the effective management of human capital as critical to optimizing business results. As companies strive to improve profitability and productivity, the effectiveness of human resources expenditures is an area of increased focus. Furthermore, the increasing complexity of human resources processes and programs, the need to develop new or improved programs in response to changing regulations or competitive pressures, and the desire to realize a high return on investments in these programs, all contribute to the rising premium placed on effective human resources.

International Data Corporation, in its Worldwide and U.S. HR Management Services Forecast for 2003-2007, projects total U.S. human resources services spending to grow at a 12.5% compounded annual growth rate from approximately $30 billion in 2002 to more than $54 billion by 2007. This growth projection consists of: (i) a 20.8% compound annual growth rate for human resources business process outsourcing (e.g., hiring, benefits, management, training and development and performance management) from approximately $6 billion in 2002 to $15 billion in 2007; (ii) an 8.4% compound annual growth rate for human resources processing services (e.g., benefits administration and payroll) from approximately $11 billion in 2002 to $17 billion in 2007 and (iii) a 11.4% compound annual growth rate for human resources consulting (e.g., human resources strategy, best practices and process re-engineering, process improvement, organizational, compensation and benefit design) from approximately $13 billion in 2002 to nearly $22 billion in 2007.

Companies are focused on maximizing the return on their human resource investments by structuring human resource programs that meet employee needs and expectations and by delivering those programs efficiently. Companies are recognizing that in order to attract, motivate and retain talented employees, they must provide human resource programs that are viewed as valuable, as well as tools that enable employees to make choices regarding their benefits and to conduct related transactions. At the same time, companies are challenged by rising health care costs, the growing complexity of health and welfare and retirement plans, frequent technological changes, the need to comply with changing regulations and the demands of their employees for choice, information and responsiveness. Consequently, companies are seeking outside assistance with the design, management and administration of their human resource programs.

Benefits administration outsourcing includes transactional functions such as benefits program administration (including providing enrollment materials, recordkeeping and COBRA administration), regulatory compliance, claims management and participant call center management, as well as strategic components such as benefits program design and provider selection. The three primary areas of benefits administration outsourced by companies today are health and welfare, defined contribution and defined benefit programs.

The global business environment is becoming increasingly complex, competitive and technology focused, and employees and employers are demanding more choice and self-management of benefits. The continued shift from a manufacturing-based economy to a service- and knowledge-based economy places a greater premium on a company’s ability to attract, motivate and retain the human capital necessary to generate value. According to the U.S. Bureau of Labor Statistics the estimated number of 25 to 44- year-old U.S. workers is expected to decline from approximately 70 million in 2000 to 68 million by 2010, while the trend of historically low unemployment among college educated professionals (2.9% in 2002) will continue. As a result, we believe competition for talent is expected to become more intense and companies will increasingly seek outside consultants for guidance on human resources issues.

Business Segments

Our two principal business segments are outsourcing and consulting:

•	Outsourcing—We apply our human resources expertise and employ our integrated technology systems to administer our clients’ human resources programs: benefits, payroll and workforce management. Our benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Our recent acquisition of Cyborg expands our outsourcing service offering to include payroll administration, allows us to provide our clients with a stand-alone payroll service and, importantly, enables us to offer a comprehensive range of human resources outsourcing services. Our payroll services include installed payroll software and fully outsourced processing. Our workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—We provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Outsourcing

Today, the most significant part of our Outsourcing segment consists of benefits outsourcing services, which includes three principal categories of employee benefit programs:

•	Health and Welfare;

•	Defined Contribution; and

•	Defined Benefit.

Building on our experience in benefits outsourcing, we have extended our benefits outsourcing approach and developed a solution for workforce management. Our recent acquisition of Cyborg also expands our service offering to include payroll administration on a stand-alone basis and enables us to provide our clients with a comprehensive range of workforce management solutions. We believe that our infrastructure, strong brand name and human resources market leadership, combined with Cyborg’s underlying software platform, are competitive advantages which enable us to provide strong payroll, workforce management and human resources management solutions.

Outsourcing represented 63% of our net revenues in fiscal 2003. We deliver outsourcing services primarily to organizations with more than 10,000 employees which have complex human resources and benefit programs. During fiscal 2003, 101 of our outsourcing clients were Fortune 500 companies. Our outsourcing clients typically sign three- to five-year contracts and most of our clients have renewed their contracts with us upon expiration of the initial term.

Through an integrated suite of technologies that span infrastructure, data-warehousing, human resources applications, security, service centers, portals and content management, we provide automated solutions to our clients’ human resources and benefits-related processes that is flexible enough to adapt to a broad range of program complexity and to accommodate the needs of clients ranging in size from less than 1,000 to well over 500,000 employees. Our outsourcing services are designed to help clients eliminate inefficiencies in human resources and benefits delivery to employees, continue to meet business objectives in a changing environment and meet compliance obligations of their human resources and benefits programs. We relieve human resources managers of the resource-intensive day-to-day processes required in the administration of human resources and benefits programs, including recordkeeping, data management, systems integration, and transaction and decision support. We follow a comprehensive process to develop an understanding of our clients’ needs, learn their systems and culture and jointly define their objectives. Our comprehensive approach provides a secure solution to manage employee data, record and manage transactions directed by employees, managers, and human resources professionals and administer human resources, benefits, and payroll processes. In addition, we transmit and transfer data between our clients and both their employees and outside parties (such as health plans, trustees and investment managers). We also provide employers with web-based tools that enable them to report on and analyze the effectiveness and the return on investment in their benefits, compensation, and human resources programs and facilitate project management with us.

Our outsourcing services enable our clients to satisfy their employees’ and managers’ needs for information, decision-making tools and support, and ability to take action related to benefits, payroll, and human resources. We offer our clients’ employees three ways to communicate with us and manage their benefits and human resources programs: Internet, automated voice response system and call centers. This multiple access approach encourages employees’ self-management of their benefits, which in turn helps our clients control and reduce their human resources and benefits costs. Our web-based tools, Your Benefits Resources™ and HR WorkWays™, are fully integrated with the Total Benefit Administration™ and workforce management platforms and provides employees, managers, and human resource professionals with personalized content and fast, accurate, and easy-to-use decision support tools that allow “real-time” management of their human resources and benefits decisions and transactions. Your Benefits Resources™ also provides employees with seamless integrated interfaces to outside providers of services such as investment advice and health care provider directories. Automated voice response provides participants certain transaction capabilities over the phone. These self-management solutions can be further enhanced through AccessDirect™, a personalized directory service that enables employees to connect to their human resources and benefits providers and access services. For employees, managers, and human resources professionals who need more assistance with human resources, payroll or benefits issues, we staff our call centers with employees who have received extensive training in issues specific to the client’s programs.

Health and Welfare. Our health and welfare outsourcing services are a natural extension of our health management consulting capabilities. Administering health and welfare benefit programs is an important and complex task for employers who must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Every year, each company has a period of time (typically three to four weeks) during which employees are required to make decisions regarding their health and welfare options and enroll in programs for the following year. Each employer must communicate its benefit offerings by providing employees with information explaining the available options and answering employees’ questions regarding the various alternatives. Once employees have submitted their choices, the employer must then accurately communicate these choices to provider organizations. For companies managing benefits administration internally, staffing a human resources department with adequate support to effectively and efficiently handle this annual surge of activity is extremely challenging. Furthermore, ongoing health and welfare administration requires managing payroll deduction and status data that determine each participant’s health plan eligibility and transmitting eligibility data to health plans and providers.

Our technology-based delivery model offers employers a cost-effective and efficient solution to their health and welfare benefits administration needs. We are able to manage the annual enrollment process in a seamless manner for the employer and have the ability to clearly communicate to employees their available choices. We also are able to deliver significant value to our clients outside of the annual enrollment process and in the context of ongoing benefits administration. For example, Hewitt Associates Connections™, our automated data management and premium payment process, connects us with more than 250 insurance companies and other health plan providers in the United States, Canada and Puerto Rico, facilitating data transfer, resolving quality issues, validating participant eligibility and paying premiums in order to eliminate overpayment to health plans. Additionally, we offer automatic payment of employees’ portion of program costs, providing significant efficiencies to the employer and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited. Further, we document and report issues and statistics to assist plan sponsors in driving better plan performance.

Our services are available to employees 24 hours a day, seven days a week. Your Benefits Resources™ enables employees to enroll in and manage their health and welfare benefits via the Internet. In addition to using Your Benefits Resources™ to obtain information about the various options available and model their health and welfare benefit costs under various assumptions, employees can also use our automated voice response system or our call centers. Additionally, ProviderDirect, another web-based service, allows employees to identify in-network medical providers by criteria such as specialty, location and gender. Our Participant Advocacy service provides assistance directly to employees regarding the resolution of health plan eligibility, access and claim issues. In addition, in January 2004, we expect to begin providing Health Care Spending Account administration services through the Internet that will provide employees with a paperless way to manage their health care spending accounts and file claims for reimbursements.

Based on our knowledge of the marketplace and the number of employees to whom we provide services, we believe Hewitt is the largest provider of outsourced health and welfare administrative services. As of September 30, 2003, we were providing health and welfare outsourcing services to 143 plan sponsors, of which 2 were related to the recent NTRC acquisition. We believe our experience and expertise in managing complex health and welfare plan administration issues will be a significant factor in the continued growth of this business, especially as plan sponsors continue to focus on managing the cost of multi-option health and welfare programs.

Defined Contribution. Most companies outsource the administration of their defined contribution plans. Defined contribution administration requires management of significant volumes of participant, payroll and investment fund data and transactions, and daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers, as well as daily posting of investment results to employees’ individual defined contribution accounts.

Unlike many of our competitors who provide defined contribution outsourcing services as a means to accumulate plan assets in their proprietary investment funds, we do not manage investments. As a result, we are able to maintain an objective, independent position regarding our clients’ choices of funds to include in their plans. Our focus is on providing reliable, high quality and comprehensive services to both the plan sponsor and to the employee.

Through our Total Benefit Administration™ system, we maintain and manage defined contribution data for clients, while accommodating clients’ choices of trustees and investment funds. This allows our clients to provide defined contribution programs that their employees value, transfer the administrative burden for these programs and control costs. In addition, we work with researchers at leading academic institutions to analyze the considerable amounts of data we accumulate to identify trends in participant investment behavior. This additional intelligence allows us to help our outsourcing clients refine their strategy for meeting employees’ investment needs.

We provide web-based access 24 hours a day, seven days a week through our Your Benefits Resources™ site for employees to make various elections and changes to their defined contribution accounts. Employees can also use our automated voice response system or our call centers to ask questions and make various elections and changes. This is appealing to employees who increasingly desire the ability to actively manage their investments. Through integrated Your Benefits Resources™ capabilities, we also provide employees with access to investment advice from third party vendors and self-directed brokerage account options through our subsidiary, Hewitt Financial Services, and its alliance with Harrisdirect, a leading provider of on-line brokerage services.

According to a survey conducted by Plan Sponsor magazine, we are the third largest provider of outsourced defined contribution administration services based on number of employees. Based on our knowledge of the marketplace and number of employees to whom we provide services, we believe we are the largest provider of outsourced defined contribution administration services that is not also an asset manager. As of September 30, 2003, we were providing defined contribution outsourcing services to 159 plan sponsors of which, 46 were related to the recent NTRC acquisition. While the domestic market for defined contribution outsourcing is relatively well-developed, we believe the international markets offer us opportunities for expansion as employers in many countries outside the United States are beginning to adopt defined contribution plans. We believe our global reach and our strategy to increase our international presence will provide an opportunity to grow this service offering. We believe industry consolidation will provide other opportunities for expansion in this area. For example, in 2002, we partnered with National City Corporation to provide 401(k) administration services, including recordkeeping and customer service, to National City Corporation clients.

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

Our defined benefit outsourcing services were a natural extension of the retirement and financial management consulting services that we have provided since our inception. Through our Total Benefit Administration™ system, we have re-engineered, streamlined and shortened the traditional processing of an employee’s retirement. Our approach relies on a high degree of automation for both calculations and execution of transactions for each participant. Total Benefit Administration™ includes a database that captures all historical data for current and past employees, enabling employers to accurately apply plan provisions to appropriate participant populations, and often times, for multiple plans. Additionally, for employers who are implementing plan changes, Total Benefit Administration™ offers an Internet channel that provides employers with decision-making support.

Through Your Benefits Resources™, we provide employees convenient and easy-to-use web based tools to model their benefits based on various retirement dates, information regarding their retirement options, and the ability to initiate and process their retirement on-line. Employees can also use our automated voice response system to model their benefits. Through our call centers, we provide access to pension counselors who are knowledgeable about employees’ pension programs and options and who can explain the often complex process of how their pension plans work.

Based on our knowledge of the marketplace and the number of employees to whom we provide services, we believe we are the largest provider of outsourced defined benefit administration services. Further, we believe that only a small percentage of organizations have outsourced their defined benefit administration to date. As of September 30, 2003, we were providing defined benefit outsourcing services to 112 plan sponsors, of which, 13 were related to the recent NTRC acquisition. We believe there are growth opportunities for us as we continue to leverage our technology, expertise and experience to bring our defined benefit outsourcing services to companies which have not yet outsourced their defined benefit plans.

Workforce Management. We have built on our experience in outsourcing and consulting to provide our workforce management solution. This service enables our clients to outsource a wide range of human resources administrative functions, including workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management. Through our workforce management solution, we enable companies to streamline their human resources administration and processes in order to enhance effectiveness and reduce costs, and to employ web-based technologies to automate processes and transactions. By outsourcing their human resources functions to us, companies are able to receive improved services and tools for employees, managers and the human resources function without having to continually invest capital and resources to keep pace with rapidly developing human resources technologies and processes. This service is provided through a combination of our own capabilities and alliances with other specialized providers.

In fiscal year 2002, we completed initial implementation work for our first workforce management client, the U.S. operations of Sony Electronics, and successfully launched operations on October 1, 2002. We now have four workforce management clients. For our second workforce management client, a large pharmacy benefits management company, our health and welfare outsourcing services started in November 2002 and our defined benefit and workforce management services started in April 2003. Implementation work is also underway for our third and fourth workforce management clients. The third client is a healthcare organization and we expect that workforce management services will commence in early fiscal 2004. The fourth client is a global financial services organization and we expect that workforce management services will commence on a global basis in the second half of fiscal 2004. During 2003, we also expanded services for our first client. Our new workforce management offering is an important element of our outsourcing growth strategy.

Payroll. Our acquisition of Cyborg gives us the capability to provide payroll services both through licensing and installing software and through a fully outsourced payroll services model. We believe that the demand for payroll services among large companies is significant and growing, and we expect to provide value to clients by applying the same human resources experience, continuous systems enhancement and process improvement to payroll that we have to our other outsourcing services.

Through our payroll business, we now provide installed human resources management system and payroll software as well as outsourced payroll processing. The range of payroll processing services we offer includes: payroll processing, time and attendance management, tax and other regulatory compliance assistance, and year-end tax and other payroll reporting. We expect to build on our experience in human resources outsourcing to extend the core Cyborg system to offer a fully outsourced payroll model.

As a natural extension of the workforce management outsourcing work we do for Sony, we will also begin providing outsourced payroll services to Sony in December 2003.

Consulting

Consulting represented 37% of our net revenues in fiscal 2003. We offer consulting services to a diverse range of clients. In today’s increasingly service and knowledge-based economy, companies regard the effective management of human capital as critical to the success of their business. Companies recognize that in order to attract, motivate and retain talented employees, they must provide benefits, compensation and other human resources programs that employees view as valuable as well as the tools to enable employees to make choices and conduct related transactions.

To meet this need, we provide a wide array of consulting and actuarial services covering the design, implementation and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes. In addition, we use the information and data we collect and analyze through our outsourcing services to develop consulting approaches that are effective and provide value to our clients.

Our consulting services consist of three principal categories:

•	Health Management;

•	Retirement and Financial Management; and

•	Talent and Organization Consulting.

Health Management. Increasing health care costs present a challenge for many companies at a time when employees expect broader and more cost-effective health care choices and general economic conditions place demands on employers to reduce spending. We believe we have an opportunity to help employers control these escalating costs and take advantage of the transformation of health and welfare benefits from a managed care to a consumer-driven system in which employees are provided with cost and quality information tools to more effectively manage their use of the health care system. Our health management consultants help clients design comprehensive health and welfare strategies, from the initial philosophical approach to specific benefit plan content that supports our clients’ human resources strategies. We assist our clients in the selection of health plans that balance cost and value and improve employee satisfaction. We also help clients determine which funding approaches (i.e., insured, self-insured, or risk adjusted insured) and employee contribution strategies will best meet their objectives.

We help our clients achieve these goals through our proprietary technology applications and tools that we have developed, including:

•	The Hewitt Health Value Financial Index. A tool for comparing all employer’s health care benefits and costs against a database of approximately 14 million participants;

•	The Hewitt Health Value Performance Index. Detailed quality, financial and administrative performance data on over 1,800 health plans across the United States;

•	The Hewitt Health Resources eRFP. We believe this is the highest volume Internet purchasing site in the group health insurance industry, supporting over 5,000 HMO negotiations and renewals annually; and

•	Consumer Satisfaction Web Site. Feedback on employees’ satisfaction with individual health care plans as an additional measure of employer performance.

Our health management consulting business provided services to approximately 390 clients during fiscal year 2003. We believe we continue to be well-positioned to address the growing, complex and changing needs for health benefit management services through our integrated approach, enabling us to provide high-value, cost-effective solutions to meet the specific objectives of our clients.

Our health management consulting business is closely integrated with our health and welfare benefits outsourcing business to provide a comprehensive solution from strategy and design to delivery and administration of health and welfare benefits. We are able to extract detailed design, demographic and health plan cost data from our outsourcing clients and aggregate the data to provide unique insights for our consulting clients into the quality, cost efficiency and rate structure of nearly every local health plan in the United States. Furthermore, due to our health and welfare outsourcing experience, we are able to design programs that not only meet our clients’ business objectives, but that also can be administered, communicated and delivered efficiently and cost effectively. In addition, for our consulting clients that are also outsourcing clients, we are able to leverage the data and knowledge we accumulate through outsourcing to create efficiencies, speed implementation and execution of strategies and enhance our service offering in providing consulting services to them.

Retirement and Financial Management. Virtually all large companies sponsor retirement plans as part of their overall employee benefit programs–either defined benefit plans, defined contribution plans or a combination of these plans. Many large companies also offer retiree medical and life insurance benefits as part of their overall retirement benefit program. Over the past few decades, the liabilities and assets which underlie these programs have grown considerably, and the regulatory and accounting standards which govern retirement plans have become increasingly complex. Additional services are often needed with respect to retirement plans in the case of significant corporate events or changes such as workforce reductions, early retirement programs, mergers or acquisitions. All of this has contributed to a continuing demand for retirement-related consulting.

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

When employers sponsor defined benefit plans or retiree welfare plans, they typically require the services of a qualified actuary. Actuarial relationships tend to be long-standing, ongoing engagements, and actuarial services represent a significant portion of our RFM business. As actuaries for a plan, we calculate the plan’s funded status, the annual cash contribution requirements under applicable governmental requirements, the annual expense impact under applicable accounting standards and other benefit related information for the company’s annual financial statements. In addition to these services, our RFM actuarial consultants provide additional benefit plan services by assisting with the annual budgeting and planning process, preparing financial projections for asset and liability trends (a joint effort with our RFM investment consultants) and providing cost analyses during union negotiations. Our RFM actuarial consultants also assist clients in due diligence investigations and analyses of proposed mergers, asset sales, acquisitions and other corporate restructurings to help our clients understand the implications of such transactions on the liabilities and funded status of the plan, as well as on the future cash contribution and expense trends.

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

Our RFM consulting business provided services to approximately 1,680 clients during fiscal year 2003. We expect that our RFM services will continue to contribute to our overall growth, especially as clients have begun to adopt a global outlook and focus on selecting consultants with international capabilities. Over the past several years, we have expanded our global RFM capabilities significantly, through both internal growth and a series of acquisitions and alliances in Canada, France, Germany, Hong Kong, Ireland, Mexico, The Netherlands, Norway, Portugal, Sweden, Switzerland and the United Kingdom.

On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow, a leading actuarial and benefits consulting firm in the United Kingdom. We refer you to Note 6 to the consolidated and combined financial statements for additional information on this acquisition. Our increased presence in the United Kingdom, where many of our clients also have significant operations, has enhanced our ability to offer global design, communication, actuarial and investment consulting services.

Talent and Organization Consulting. Our talent and organization consulting business is focused on four primary activities: (i) devising strategies for attracting, developing, motivating, rewarding and retaining the leadership and other talent our clients need to succeed; (ii) providing solutions to the people-related issues arising from organizational change (such as mergers and acquisitions); (iii) helping create and implement customized reward and performance management programs, including annual incentives, stock options and other performance-based plans; and (iv) reducing costs and enhancing our clients’ productivity through more effective human resource functions and processes.

Our services continue to focus on helping our clients address the challenges of finding, managing, engaging and rewarding talented employees and leaders. Meeting these challenges successfully is expected to become even more important as the competition for talent becomes more intense. The U.S. Bureau of Labor Statistics has estimated that the number of 25 to 44-year-old workers is expected to drop from approximately 70 million in 2000 to 68 million by 2010, while the trend of low unemployment among college educated professionals (2.9% in 2002) continues. There are similar trends in other countries globally. We expect competition for qualified people to intensify as the pool for talent decreases but the need for that talent increases. We believe this trend makes our services that much more valuable and attractive to clients.

Through our numerous talent and rewards tools, data and services, we help companies align their human resources investments with their business objectives, identifying critical human resources practices based on a given business environment, geography and labor force situation. For example, our Total Compensation Measurement™ and Variable Compensation Measurement™ tools enable clients to analyze and assess compensation effectiveness and to compare their compensation programs with over 590 companies in the U.S. alone, including approximately 75 of the Fortune 100. We also help clients use focus groups, interviews, surveys and other methods to better understand their workforce, enhance their relationships with their employees and encourage the types of behavior that ensure business success.

Our talent and organization consultants also assist clients with significant human resources issues arising out of events such as mergers and acquisitions, divestitures, initial public offerings, spin-offs, joint ventures and other restructurings. In each of these organizational changes, people play a critical role in determining the ultimate success or failure of the transactions. Our Hewitt Mergers & Acquisitions Management Center™, a website supporting project management and providing access to technical expertise needs ranging from due diligence to integration, enables seamless collaboration between our clients, consultants and external service providers. Since January 2000, we have provided organizational change services in connection with over 550 transactions, giving us important gateways into companies with whom we have not historically had firm-wide consulting relationships. We expect this number will grow even larger as we target and increase our investment in building new business with large multinationals headquartered outside North America.

Our human resources effectiveness consulting service helps clients reduce human resources operating costs, generate more productivity in the workforce, and drive more effective people-related decisions. Our consultants employ technologies and tools to analyze the activities and costs of the human resources function in order to improve efficiencies, reduce costs and enhance effectiveness of the function.

Our talent and organization consulting business provided services to approximately 900 clients during fiscal year 2003. As companies continue to expand globally and seek assistance in developing and implementing successful organizational change, we anticipate that our services will be in increasing demand. As demographic projections indicate an increasing shortage of talent globally, we also expect that clients will require assistance in creating effective strategies for attracting and retaining talent and for compensating them in a way that is aligned and consistent with broader business objectives.

Our talent and organization consulting business is closely aligned with our workforce management outsourcing services to help clients transform their human resources processes and improve the efficiency and effectiveness of the human resources function. We also provide communication, training and change management services to support this transformation. We believe we will be able to leverage our deep human resources knowledge and consulting experience in this transformation process to benefit additional outsourcing clients in the future.

Client Development

We have an integrated, strategic approach to client development that helps us establish deep, long-term client relationships based on trust and partnership. Unlike many firms, we have had a dedicated group managing this process for more than 30 years.

We view our clients’ human capital management challenges as an integrated whole, and offer solutions to those challenges that bring together our best thinking on health care management, retirement management, talent and organization change, and human resources services delivery. We believe this differentiates us from other providers of either consulting or outsourcing services.

Our client development employees play an important role in helping us understand and assess our clients’ human resources challenges in the context of their overall business. They also help to formulate comprehensive solutions that account for and incorporate the complete range of human resources strategy, design, implementation, communication, administration, and customer services in an integrated fashion across and within our outsourcing and consulting businesses.

Our client development employees are responsible for expanding our client base, developing additional business with existing clients and overall client satisfaction. In addition, they are responsible for ensuring that our work is delivered to both our and our clients’ standards and expectations.

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

We serve a diverse client base and do not experience significant industry concentration among our clients. Also, no client represented more than 10% of net revenues in fiscal 2003, 2002 or 2001.

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

We hold no patents and our licenses are ordinary course licenses of software and data. While we have a number of trademarks, including some obtained in the Bacon & Woodrow acquisition, none of our trademarks are material to the operation of our business.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside firm for human resources solutions.

Outsourcing. The principal competitors in our benefits outsourcing business are outsourcing divisions of large financial institutions, such as CitiStreet (a partnership between subsidiaries of State Street and Citigroup), Fidelity Investments, Mellon Financial (through its subsidiary, Mellon HRSolutions), Merrill Lynch, Putnam Investments, T. Rowe Price and the Vanguard Group, and other firms that provide benefits outsourcing services such as Towers Perrin. Some of our payroll competitors include Automatic Data Processing, Ceridian and Paychex while our principal workforce management competitors include some of our benefits outsourcing competitors and companies such as Accenture, Electronic Data Systems and Exult.

Consulting. The principal competitors in our consulting business are consulting firms focused on broader human resources, such as Mercer Human Resource Consulting, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe that the principal competitive factors affecting both our outsourcing and consulting businesses are the ability to commit resources and successfully complete projects on a timely and cost-effective basis, our perceived ability to add value in a cost-effective manner, our employees’ technical and industry expertise, and our professional reputation.

Technology Innovation

We believe that our technological capabilities are an essential component of our strategy to grow our benefits outsourcing business and create new service offerings. As of September 30, 2003, we had approximately 1,600 employees engaged in technology functions including research and development, application development and integration and operations. Technology and telecommunication expenses, excluding related employee compensation, were $193 million in 2003, $180 million in 2002 and $171 million in 2001.

We have a long history of technological innovation. Our strategy is to develop custom solutions through open industry standards when we believe we can develop a better solution than is available in the market, and to integrate existing best-in-class systems when we believe these solutions meet our clients’ needs. We were early adopters of XML-based web services for interaction with our clients, and we develop systems that are adaptable across multiple delivery channels (Internet, automated voice response and call center). We have relationships with a number of our suppliers that allow us to routinely test and evaluate their products while they are still in their development stages and before they are generally available, keeping us on the leading edge of technology-based solutions.

In 1991, we introduced the Total Benefit Administration™ system, which we believe is the first technology platform for outsourcing the administration of the three major benefit service areas in an integrated fashion. Examples of recent technology-based service enhancements include:

•	HR WorkWays™, a comprehensive human resources portal presenting policies, resources and data personalized by role and by each individual’s eligibility and participation in applicable compensation, benefits and other human resources programs;

•	AccessDirect™, a personalized navigation system for the web or telephone that connects employees to benefits providers;

•	Your Benefits Resources™, a web platform which uses dynamic personalization to provide employees with customized content and decision support tools and allows real-time management of health and welfare, defined contribution and defined benefit decisions and transactions; and

•	Hewitt Plan Sponsor Sight, utilizing best-in-class portal, collaboration and data warehousing technologies, to offer an on-line center allowing clients to collaborate and manage work with us, analyze and report on their benefits programs and interact with a community of their peers.

•	Your Total Rewards™ and Your Total Rewards Executive™, web platforms that present to employees or executives comprehensive information on the full value of the employment relationship, including base salary and bonuses, stock compensation, retirement plans, health care coverage, life and accident insurance, training and development opportunities, work/life benefits, and other rewards.

Organizational Structure

We use the term “owner” to refer to the individuals who are current or retired members of Hewitt Holdings LLC. These individuals (with the exception of our retired owners) became employees of Hewitt Associates, Inc. upon our transition to a corporate structure on May 31, 2002. We use the term “Hewitt Holdings” to refer to Hewitt Holdings LLC.

We completed our transition to a corporate structure on May 31, 2002. Prior to that time, we operated as a series of related limited liability companies under the control of Hewitt Holdings. In connection with our transition to a corporate structure, Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings and Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc. in exchange for shares of our Class B common stock. Each owner retained an interest in Hewitt Holdings following the transition.

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates it held in beneficial ownership on behalf of its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates of approximately 71% at June 30, 2003, to a minority interest of approximately 2% at September 30, 2003. The shares continue to be subject to the same restrictions with respect to transfer and book to market phase-in as they were when the shares were held by Hewitt Holdings. Also, with respect to voting, all Class B and Class C shares continue to be voted in accordance with the majority vote of those Class B and Class C stockholders participating in a preliminary vote of such holders. At September 30, 2003, the number of Class B and Class C shares outstanding totaled 68,024,381 or approximately 69% of common stock outstanding.

For additional information on our organizational structure, please see information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 3 and 4 of the notes to the consolidated and combined financial statements.

Contracts and Insurance

We have contracts with many of our clients that define our responsibilities and limit our liability. In addition, we maintain professional liability insurance that covers the services we provide, subject to applicable deductibles and policy limits.

Employees

As of September 30, 2003, we had approximately 15,000 employees serving our clients through 82 offices in 30 countries, including joint ventures and minority investments. Of these employees, approximately 8,600 employees were in the Outsourcing segment, approximately 3,500 employees were in the Consulting segment and approximately 2,900 employees were in information systems, human resources, client development, overall corporate management, finance and legal services, general office support and space management.

Website Access to Company Reports and Other Information

We make available free of charge through our website, www.hewitt.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

We have adopted a Code of Conduct that applies to all employees as well as our Board of Directors and corporate governance guidelines for our Board of Directors. The Code of Conduct and corporate governance guidelines, as well as the Charters for the two committees of our Board of Directors, the Audit Committee and the Compensation and Leadership Committee, are posted on our website www.hewitt.com. Copies of these documents will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc. 100 Half Day Road, Lincolnshire, IL 60069.

Item 2.	Properties

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire complex comprises 13 buildings on three campuses and approximately 2.4 million square feet. As of September 30, 2003, we had a total of 82 offices in 30 countries and operated 9 additional offices in 8 countries and territories through joint ventures and minority investments. We do not own any significant real property. Substantially all of our office space is leased under long-term leases. We lease most of our office space, including a portion of our principal executive offices in Lincolnshire, Illinois from Hewitt Holdings LLC (and/or subsidiaries thereof). We refer you to Note 15, Related Party Transactions, in the notes to the consolidated and combined financial statements for information on these arrangements. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

We are not engaged in any legal proceeding that we expect to have a material adverse effect on our business, financial condition or results of operations. In the ordinary course of our business, we are routinely audited and subject to inquiries by government and regulatory agencies.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol HEW. The following table sets forth the range of high and low sales prices for each quarter since our initial public offering on June 27, 2002.

	Fiscal 2003
	High	Low
1st Quarter (October 1, 2002 through December 31, 2002)	$36.36	$26.30
2nd Quarter (January 1, 2003 through March 31, 2003)	$34.60	$24.80
3rd Quarter (April 1, 2003 through June 30, 2003)	$29.95	$20.70
4th Quarter (July 1, 2003 through September 30, 2003)	$26.90	$22.95

	Fiscal 2002
	High	Low
3rd Quarter (June 27, 2002 through June 30, 2002)	$24.30	$22.00
4th Quarter (July 1, 2002 through September 30, 2002)	$31.40	$21.20

There is no established public trading market for Hewitt’s Class B or Class C common stock.

Holders Of Record

As of October 31, 2003, there were 789 shareholders of record of our Class A common stock, 38 shareholders of record of our Class B common stock, and 51 shareholders of record of our Class C common stock, as furnished by our Stock Transfer Agent and Registrar, EquiServe. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the shareholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual shareholders. As such, our actual number of shareholders is difficult to estimate with precision, but would be higher than the number of registered shareholders of record.

Dividend Policy

We have not paid cash dividends on our common stock. Our board of directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, terms of our financing arrangements and such other factors as the board of directors deems relevant.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, notes thereto and other financial information included elsewhere herein.

	2003(1)(2)	2002(2)	2001(5)	2000(5)	1999
	(amounts in millions, except per share data)
Fiscal Year Ended September 30:
Total revenues	$2,031	$1,750	$1,502	$1,306	$1,090
Income before taxes and owner distributions (3)	—	—	183	182	156
Net income (3)	94	190	—	—	—
Income (loss) per share-(4)
Basic-	$0.99	($0.27)	—	—	—
Diluted-	$0.97	($0.27)	—	—	—

	2003(1)(2)	2002(2)	2001(5)	2000(5)	1999
As of September 30:
Total assets	$1,598	$1,348	$833	$703	$574
Long-term obligations	219	236	172	153	91
Working capital	290	199	207	138	95

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. As such, their results are included in our results from the respective acquisition dates.

(2)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and their results are included in our results from the acquisition date.

(3)	Prior to our transition to a corporate structure, Hewitt operated as a limited liability company. In such form, Hewitt Holdings’ owners were compensated through distributions of income and Hewitt did not incur firm-level income tax. Accordingly, results prior to May 31, 2002 do not include (i) compensation for services rendered by Hewitt Holdings’ owners or (ii) firm-level income tax expense. As a result, income before taxes and owner distributions is not comparable to net income of a corporation. In connection with our transition to a corporate structure on May 31, 2002, Hewitt Holdings’ owners who worked in the business became employees and we began to record their compensation and related expenses and became subject to corporate income taxes.

(4)	Loss per share in fiscal 2002 is calculated based on earnings during the four month period from May 31, 2002, the date on which our transition to a corporate structure was completed, through September 30, 2002. The loss was generated primarily from several one-time charges incurred in connection with the transition to a corporate structure totaling $48 million and compensation expense related to the initial public offering restricted stock awards totaling $28 million through September 30, 2002. We refer you to Note 3 of the notes to the consolidated and combined financial statements. Similarly, common stock is weighted from May 31, 2002 and not from the beginning of the periods presented.

(5)	Includes the results of Sageo. In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation. We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sageo.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated and combined financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described below and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries and, with respect to the period prior to May 31, 2002, the date of our transition to a corporate structure, the businesses of Hewitt Associates LLC, its subsidiaries and its then affiliates, Hewitt Financial Services LLC and Sageo LLC (“Hewitt Associates and Affiliates”).

We use the term “Hewitt Holdings’ owner” in this Annual Report on Form 10-K to refer to the individuals who are members of Hewitt Holdings LLC, most of whom are our employees.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2003” or “fiscal 2003” means the twelve-month period that ended September 30, 2003. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated and combined financial statements, included elsewhere in this Annual Report on Form 10-K. Prior period amounts have been reclassified to conform with the current year presentation.

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

On June 5, 2002, we acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The purchase price totaled $259 million and consisted of 9.4 million shares of Hewitt Associates common stock valued at $219 million, $39 million of assumed net liabilities and approximately $1 million of acquisition-related costs. For additional information on the Bacon & Woodrow acquisition, we refer you to Note 6 to our consolidated and combined financial statements for fiscal 2003. The results of operations for Bacon & Woodrow are included in our historical results from the date of the acquisition, June 5, 2002.

On June 27, 2002, we sold 11,150,000 shares of Class A common stock at $19.00 per share in our initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of our Class A common stock at $19.00 per share. The combined transactions generated $219 million in net cash proceeds after offering expenses.

For a pro forma presentation of results had these events occurred at the beginning of fiscal 2002, we refer you to “Pro Forma Results of Operations”.

On June 5, 2003, we acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in the results of the Outsourcing segment from the acquisition date (see Note 6 to the consolidated and combined financial statements).

On June 15, 2003, the Company acquired substantially all of the assets of Northern Trust Retirement Consulting, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The results of NTRC are included in the results of the Outsourcing and Consulting segments from the acquisition date (see Note 6 to our consolidated and combined financial statements).

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates it held in beneficial ownership on behalf of its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates of approximately 71% at June 30, 2003, to a minority interest of approximately 2% at September 30, 2003. The shares continue to be subject to the same restrictions with respect to transfer and book to market phase-in as they were when the shares were held by Hewitt Holdings. Also, with respect to voting, all Class B and Class C shares continue to be voted in accordance with the majority vote of those Class B and Class C stockholders participating in a preliminary vote of such holders. At September 30, 2003, the number of Class B and Class C shares outstanding totaled 68,024,381 or approximately 69% of common stock outstanding.

On August 6, 2003, owners, former Bacon & Woodrow partners and certain key employees sold 9,852,865 shares of the Company’s Class A common stock in a registered secondary offering. On August 11, 2003, the underwriters exercised their over-allotment option to purchase an additional 1,477,929 shares from the selling stockholders. The offering was initiated pursuant to a request under a registration rights agreement which we and Hewitt Holdings entered into at the time of our initial public offering.

Segments

We have two reportable segments:

•	Outsourcing—We apply our human resources expertise and employ our integrated technology systems to administer our clients’ human resources programs: benefits, payroll and workforce management. Our benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Our recent acquisition of Cyborg expands our outsourcing service offering to include payroll administration, allows us to provide our clients with a stand-alone payroll service and, importantly, enables us to offer a comprehensive range of human resources outsourcing services. Our payroll services include installed payroll software and fully outsourced processing. Our workforce management outsourcing services include the outsourcing of workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—We provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Outsourcing

Since we first began providing outsourcing services in 1991, we have made significant investments in technology, personnel and office space to build our capabilities and address market opportunity. To maintain our outsourcing leadership position, we remain committed to making significant ongoing investments in technology, infrastructure, and people, in expanding our business and driving greater efficiencies. With the investments that we have made in the benefits administration business to date, our recent acquisitions of Cyborg and NTRC and investments in workforce management, we expect to be able to continue to improve our capabilities and attract new clients.

Consulting

In our consulting business, we are engaged by our clients to provide a wide range of human resources services. We experience a high level of recurring work because of our clients’ annual needs for certain of our services, such as actuarial valuations of defined benefit plans and consultation regarding the processes of compensation review and health plan selection and negotiation. Certain of our consulting services, however, support more discretionary or event-driven client activities, including the re-engineering of a client’s human resources policies, corporate restructuring and change (e.g. mergers and acquisitions), and programs and projects designed to improve human resources effectiveness. As we have seen in our business and industry, the demand for these services can be affected by general economic conditions, the financial position of our clients and the particular strategic activities they may be considering, and, therefore, is variable from period to period and difficult for us to predict.

Sageo

In January 2000, Hewitt Holdings’ owners launched a new business, Sageo, with the intention of creating a stand-alone, Internet-based company that would provide a standardized set of health and welfare offerings to companies seeking less complex benefit solutions. By the second half of fiscal 2001, Sageo had achieved reasonable sales success, however, Hewitt Holdings’ owners determined that it was not cost-effective to operate Sageo as a separate company since its stand-alone costs would likely exceed revenues for an extended period of time and because Sageo’s services had become a logical extension of the Hewitt offering.

In the quarter ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated, Sageo website development spending ceased and the Sageo employees who worked within the stand-alone Sageo operation were terminated or redeployed. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge). Sageo’s clients continue to be served as a fully integrated element of the Outsourcing segment.

We believe that in order to analyze the historical results of our business, it is important to understand the effect that Sageo as a stand-alone operation (which it was during fiscal 2000 and fiscal 2001) had on our financial results.

In fiscal years 2001 and 2000, Sageo’s operating losses were $73 million and $21 million, respectively. In fiscal 2002, during which time Sageo first operated with a significantly reduced cost structure as a part of Hewitt, Sageo contributed $2 million (which includes a $1 million reduction in an accrued liability established during fiscal 2001) to our operating income. In fiscal 2003, incremental operating costs for Sageo were not significant in relation to our Outsourcing segment or total consolidated results. The annual results of Sageo for the years ended September 30, 2002, 2001 and 2000, are included in the following table:

Sageo Historical Financial Results

(in thousands)

	Year Ended September 30,
	2002(2)	2001(1)	2000
Revenue before reimbursements (net revenues)	$14,552	$10,342	$268
Operating expenses (3):
Compensation and related expenses	8,551	34,051	12,618
Other operating expenses	3,527	9,014	1,075
Selling, general and administrative expenses	174	14,270	7,203
Non-recurring software charge	—	26,469	—

Total operating expenses	12,252	83,804	20,896

Operating income (loss)	2,300	(73,462)	(20,628)
Other expenses, net	—	(476)	(2,358)

Income (loss) before taxes and owner distributions	$2,300	$(73,938)	$(22,986)

(1)	In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation.

(2)	Sageo operated as part of Hewitt during the year ended September 30, 2002. Sageo’s income before income taxes in 2002 includes a $1 million reduction in an accrued expense upon settlement of an obligation. The accrued expense was established in fiscal 2001.

(3)	Excludes reimbursable expenses.

Critical Accounting Policies and Estimates

Revenues

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Of our $2.0 billion of net revenues for fiscal 2003, 63% was generated in our Outsourcing segment and 37% was generated in our Consulting segment.

Under our outsourcing contracts, our clients generally agree to pay us an implementation fee and an ongoing service fee. The implementation fee may cover only a portion of the costs we incur to transfer the administration of a client’s plan onto our systems, including costs associated with gathering, converting, inputting and testing the client’s data, tailoring our systems and training our employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans or human resource programs or processes, the number of participants or personnel, and the scope of the delivery model.

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

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are generally billed and recognized on a monthly basis, typically based on the number of plan participants and services and often with a minimum monthly fee. Therefore, a weakening of general economic conditions or the financial condition of our clients, which could lead to workforce reductions (and potentially participant reductions), could have a negative effect on our outsourcing revenues. Services provided outside the scope of our outsourcing contracts are typically billed and recognized on a time-and-materials or fixed fee basis.

Losses on outsourcing or consulting arrangements are recognized during the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are continuously monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Our outsourcing contracts typically have three- to five-year terms. However, a substantial portion of our outsourcing contracts may be terminated by our clients, generally upon 90 to 180 days notice, with the payment of an early-termination charge. Normally, if a client terminates a contract or project, the client remains obligated to pay for services performed (including any unreimbursed implementation charges).

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts are required to set up a client and their human resource or benefit programs on our systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period between the initiation of ongoing services through the end of the contract term. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs.

As of September 30, 2003 and 2002, net deferred contract costs in excess of deferred contract revenues totaled $22 million and $1 million, respectively. We have reclassified deferred contract costs and deferred contract revenues to show the gross amounts separately on the consolidated balance sheets. In prior periods, both short-term and long-term portions of deferred costs and revenues were recorded in prepaid expenses and other current assets, non-current other assets, advanced billings to clients and other long-term liabilities. As a result of the reclassification, total net assets and liabilities did not change, however, total assets and total liabilities and shareholders’ equity increased by equal amounts, or approximately $117 million and $128 million as of September 30, 2003 and 2002, respectively. Additionally, at September 30, 2003, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

Deferred contract costs and deferred contract revenues were the following at interim reporting dates (in thousands):

	June 30, 2003	March 31, 2003	December 31, 2002	June 30, 2002
Deferred contract costs	$121,588	$125,285	$129,880	$130,285
Deferred contract revenues	$116,750	$117,997	$129,083	$131,679

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after our annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Company. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim period.

Goodwill and Other Intangible Assets

On October 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We evaluate our goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.

Our estimate of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. Factors mitigating this risk include our servicing a diverse client base such that we do not have significant industry concentrations among our clients. Also, for the years ended September 30, 2003, 2002 and 2001, no single client accounted for more than 10% of our total revenues.

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

Stock-Based Compensation

Our stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and nonqualified stock options as well as other forms of stock-based compensation. For additional information on stock-based compensation, we refer you to Note 17 to the consolidated and combined financial statements.

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

As of September 30, 2003, nonqualified stock options to acquire a total of 7,791,989 shares of Class A common stock were outstanding. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during fiscal 2003 and 2002, we would have recorded approximately $5.4 million and $1.1 million, respectively, in additional expense, and reported net income of $89 million and $189 million, respectively. The net earnings per basic and diluted share for the year ended September 30, 2003 would have been $0.94 and $0.92, respectively. The difference between the net diluted earnings per share as reported and the net earnings per share under the provisions of SFAS No. 123 would have been ($0.05) for the year ended September 30, 2003. For fiscal 2002, the net loss applicable to common stockholders for the period from May 31, 2002 through September 30, 2002, would have been $24 million and the net loss per basic and diluted share would have been ($0.28). The difference between the net loss per share as reported and the net loss per share under the provisions of SFAS No. 123 would have been ($0.01) in 2002.

In December 2002, approximately 2,059,301 shares, constituting 36% of our outstanding restricted stock awards, vested, which included 91,458 restricted stock units that converted to Class A common stock and additional paid-in capital. In June 2003, 881,918 shares, constituting 25% of our then outstanding unvested restricted stock awards, vested, which included 48,827 restricted stock units that converted to Class A common stock and cash. As of September 30, 2003, 2,437,611 shares of restricted stock and 173,998 restricted stock units remain unvested. The related deferred compensation expense of $46 million will be recognized as compensation expense evenly over the remaining vesting periods through June 27, 2006, and will be adjusted for payroll taxes and forfeitures.

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

Provision for Income Taxes

Prior to May 31, 2002, taxes on income earned by the combined predecessor limited liability companies were the responsibility of the individual Hewitt Holdings’ owners. Therefore, for periods ended on or prior to May 31, 2002, the historical financial statements do not reflect the income taxes that we would have incurred as a corporation. As a result of our transition to a corporate structure on May 31, 2002, we became subject to corporate income taxes and began applying the provisions of the asset and liability method outlined in SFAS No. 109, Accounting for Income Taxes.

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

	Year Ended September 30,
	2003(1)(2)	2002(2)	2001
Revenues:
Revenues before reimbursements (net revenues)	100.0%	100.0%	100.0%
Reimbursements	2.5	2.0	1.8

Total revenues	102.5	102.0	101.8
Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards (3)	64.0	59.1	56.8
Initial public offering restricted stock awards (4)	2.0	1.6	—
Reimbursable expenses	2.5	2.0	1.8
Other operating expenses	20.0	20.9	22.8
Selling, general and administrative expenses	5.0	4.4	6.0
Non-recurring software charge (5)	—	—	1.8

Total operating expenses	93.5	88.0	89.2
Operating income (6)	9.0	14.0	12.6
Other expenses, net	(0.9)	(1.0)	(0.2)

Income before taxes and owner distributions (7)			12.4%

Pretax income	8.1	13.0
Provision for income taxes	3.3	1.9

Net income	4.8%	11.1%

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. As such, their results are included in our results from the respective acquisition dates.

(2)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and their results are included in our results from the acquisition date.

(3)	Compensation and related expenses did not include compensation related to our owners prior to our transition to a corporate structure on May 31, 2002.

(4)	Compensation expense of $39 million and $28 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

(5)	Non-recurring software charge related to the discontinuation of the Sageo website. We refer you to “Sageo” above.

(6)	These results include the results of Sageo shown in the table on page 21. Sageo reduced operating income as a percentage of net revenues by 5.0% for the year ended September 30, 2001.

(7)	Income before taxes and owner distributions is not comparable to net income of a corporation because, due to our limited liability company form in these periods, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax.

Fiscal Years Ended September 30, 2003, 2002 and 2001

Revenues

Net revenues were $1,982 million in 2003, $1,716 million in 2002 and $1,476 million in 2001. Net revenues increased by 15% in 2003 and by 16% in 2002. Adjusting for the effects of acquisitions and the favorable effects of foreign currency translation, net revenues grew 5% in 2003 and 13% in 2002. Outsourcing net revenues increased by 12% to $1,247 million in 2003, by 17% to $1,115 million in 2002, and by 19% to $952 million in 2001. Excluding the effects of the acquisitions of Cyborg and NTRC in 2003, Outsourcing net revenues increased 9% in 2003. Revenue growth in our outsourcing business in 2002 and 2003, was from increased participant volume through the expansion of services with existing and new clients. Growth in 2003 was offset in part by lower pricing on new client services and renewals. In 2003, we saw continued softness in the U.S. economy and a more competitive environment for outsourcing services. Consulting net revenues increased by 22% to $734 million in 2003, by 15% to $601 million in 2002, and by 10% to $524 million in 2001. Consulting net revenues in 2003 increased primarily as a result of the June 2002 acquisition of the benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter of 2003. Adjusted for the effects of these acquisitions and favorable foreign currency translation, Consulting net revenues were flat in 2003 and increased 6% in 2002. Growth in retirement plan and health benefit management consulting in 2002 and 2003 was offset by declines in demand for our more discretionary consulting services in 2002 and to a greater extent in 2003. In 2001, we experienced growth across the entire spectrum of our consulting services, including significant growth in international operations.

Compensation and Related Expenses

Compensation and related expenses were $1,269 million in 2003, $1,015 million in 2002 and $838 million in 2001. These expenses increased by 25% in 2003, by 21% in 2002 and by 17% in 2001. Please note that prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as Hewitt Holdings’ owners were compensated through distributions of income. In connection with our transition to a corporate structure in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. Additionally, the acquisitions of Bacon & Woodrow, Cyborg and NTRC increased compensation expense in 2002 and 2003 and the Sageo business contributed $34 million of compensation expense in 2001. The net increase in overall compensation and related expenses in 2003 over 2002 after the inclusion of estimated owner compensation and the exclusion of the non-recurring charges in 2002, was primarily due to the inclusion of Bacon & Woodrow’s compensation and related expenses, cost of living increases, increases in employee headcount from 2003 acquisitions, and increases in Outsourcing personnel to support the growth of benefit administration outsourcing and workforce management. Adjusting for the effects the acquisitions, Sageo, the incorporation one-time charges, and including estimated owner compensation of $108 million and $147 million in 2002 and 2001, respectively, compensation and related expenses as a percentage of net revenues was 64% for 2003 and 2002 and 65% in 2001.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $67 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through September 30, 2003, of which $39 million was recorded in 2003 and $28 million in 2002. The increase in the initial public offering restricted stock award expense in 2003 related to the timing of the vesting of the awards. The remaining $46 million of unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $396 million in 2003, $358 million in 2002, and $337 million in 2001. These expenses increased by 11% in 2003, by 6% in 2002, and by 10% in 2001. Other operating expenses included increased costs from acquisitions in 2002 and 2003 and Sageo expenses of $9 million in 2001. The $38 million increase in other operating expenses in 2003 primarily reflects the inclusion of Bacon & Woodrow since the date of acquisition as well as the inclusion of acquisitions made by the Company in 2003, increased depreciation and amortization expenses on buildings, computer equipment and software and increased computer maintenance expenses. These increases were partially offset by lower telecommunications expenses in our Outsourcing segment as compared to fiscal 2002. There was a $20 million increase in other operating expenses in 2002 from 2001, which primarily reflects the inclusion of Bacon & Woodrow since the acquisition on June 5, 2002, along with increased spending in technology and maintenance expense in Outsourcing, offset in part by lower depreciation expenses on computer equipment and lower software maintenance expenses. Adjusting for the effects of the acquisitions in 2002 and 2003 and Sageo in 2001, other operating expenses as a percentage of net revenues was 20% in 2003 and 2002 and 22% in 2001. The decrease as a percentage of net revenues in 2002 was primarily the result of revenue growing at a faster rate than other operating expenses and our leveraging prior technology and occupancy costs to support expanded and new business.

Selling, General and Administrative Expenses

SG&A expenses were $100 million in 2003, $76 million in 2002, and $88 million in 2001. These expenses increased by 31% in 2003, decreased by 14% in 2002 and increased by 16% in 2001. SG&A expenses included increased costs and amortization of intangible assets from acquisitions in 2002 and 2003 and Sageo expenses of $14 million in 2001. SG&A expenses increased $24 million in 2003 from 2002, which primarily reflects the inclusion of Bacon & Woodrow since the acquisition as well as the inclusion of the 2003 acquisitions from their respective acquisition dates, and increased travel and insurance expense in 2003. There was a $2 million increase in SG&A expenses in 2002, after excluding the effects of Sageo in 2001, which primarily reflects the operations of Bacon & Woodrow since the acquisition on June 5, 2002, offset in part by lower client-related and internal travel-related expenses. Travel expenses were lower in 2002 following the events of September 11, 2001. Adjusting for the effects of the acquisitions in 2002 and 2003 and Sageo in 2001, SG&A expenses as a percentage of net revenues was 5% in 2003 and 2002 and 6% 2001.

Non-Recurring Software Charge

In the three months ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software, resulting in a $26 million non-recurring charge, and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation.

Other Expenses, Net

Other expenses, net were $17 million in 2003, $17 million in 2002, and $3 million in 2001. As a percentage of net revenues, other expenses, net was 1% or less in all three years. Interest expense was $20 million in 2003, $16 million in 2002, and $16 million in 2001. The increase in interest expense in 2003 over 2002 is primarily due to the addition of a full year of interest expense on our two new capital leases for office space, which we executed in the third quarter of 2002. Interest expense remained flat in 2002 from 2001 despite a portion of our short-term debt being repaid with proceeds from the initial public offering because of the two new office capital leases and their related interest expense. In 2002, other expenses, net also included a loss from a foreign currency option contract purchased in connection with our acquisition of the benefits consulting business of Bacon & Woodrow which expired in 2002. In 2001, other expenses, net included a $5 million gain on an investment related to stock that we received in connection with the demutualization of an insurance company and sold in 2001.

Provision for Income Taxes

The provision for income taxes was $66 million for the year ended September 30, 2003, compared to $33 million in 2002. The increase in the provision for income taxes in 2003, is primarily due to earnings being taxed for the full year in 2003 as compared to only four months in 2002, as a result of the timing of the Company’s transition to a corporate structure on May 31, 2002 and related one-time charges in June 2002. Approximately $22 million of the $33 million tax expense for fiscal 2002 related to tax liabilities arising both from a mandatory change in the Company’s tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $11 million represents income tax expense arising from earnings between May 31, 2002, and September 30, 2002, while the Company operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in conversion of owners’ capital into common stock, was not deductible.

Segment Results

We operate many of the administrative and support functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, overall corporate management, finance and legal services, general office support and space management. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared costs. The costs of information services, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

(in thousands)

Business Segments	Year Ended September 30,
	2003	2002	2001

Outsourcing (1) (2)
Revenues before reimbursements (net revenues)	$1,247,234	$1,115,462	$951,884
Segment income before non-recurring software charge (3)	245,905	272,702	164,425
Segment income (3)	245,905	272,702	137,956

Consulting (4)
Revenues before reimbursements (net revenues)	$734,422	$600,735	$523,777
Segment income (3)	136,380	161,787	168,766

Total Company
Revenues before reimbursements (net revenues)	$1,981,656	$1,716,197	$1,475,661
Reimbursements	49,637	33,882	26,432

Total revenues	$2,031,293	$1,750,079	$1,502,093

Segment income before non-recurring software charge	$382,285	$434,489	$333,191
Non-recurring software charge	—	—	26,469

Segment income (3)	$382,285	$434,489	$306,722
Charges not recorded at the Segment level:
One-time charges (5)	—	26,143	—
Initial public offering restricted stock awards (6)	39,010	27,525	—
Unallocated shared costs (3)	165,294	140,501	121,020

Operating income (3)	$177,981	$240,320	$185,702

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. Their results are included in our results from the respective acquisition dates.

(2)	In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation. Sageo contributed $10 million of Outsourcing net revenues and reduced Outsourcing segment income by $73 million for the year ended September 30, 2001.

(3)	Prior to May 31, 2002, Hewitt Holdings’ owners were compensated through distributions of income. In connection with our transition to a corporate structure on May 31, 2002, Hewitt Holdings’ owners who worked in the business became employees and we began to record their compensation as compensation and related expenses in arriving at segment income.

(4)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in our Consulting segment results from the acquisition date.

(5)	In connection with our transition to a corporate structure, the following one-time charges were incurred: a) $8 million of non-recurring compensation expense related to the establishment of a vacation liability for Hewitt Holdings’ owners and b) $18 million of non-recurring compensation expense resulting from certain Hewitt Holdings’ owners receiving more common stock than their proportional share of total capital, without offset for those Hewitt Holdings’ owners who received less than their proportional share.

(6)	Compensation expense of $39 and $28 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

Outsourcing

Fiscal Years Ended September 30, 2003, 2002 and 2001

Outsourcing net revenues were $1,247 million in 2003, $1,115 million in 2002, and $952 million in 2000. Net revenues increased by 12% in 2003, by 17% in 2002, and by 19% in 2001. Revenue growth in 2003 was due, in part, to the addition of revenues from the newly acquired Cyborg and NTRC. Excluding the effects of the acquisitions, Outsourcing net revenues increased 9% in 2003. In 2003, approximately one-half of our organic Outsourcing net revenue growth was from the addition of new clients and the other half from expanding services with existing clients. Increased participant volume was offset in part by lower pricing on new client services and renewals as we saw continued softness in the U.S. economy and a more competitive environment for outsourcing services. Approximately one-quarter of our net revenue growth in 2002 was a result of adding new clients with the remainder of the growth from expanding servicing with existing clients.

Outsourcing segment income, before the non-recurring software charge in 2001, as a percentage of outsourcing net revenues was 20% in 2003, 24% in 2002, and 17% in 2001. Excluding the effects of the acquisitions in 2003 and Sageo’s $73 million of operating losses in 2001 and including estimated owner compensation of $22 million and $32 million in 2002 and 2001, respectively, segment income as a percentage of Outsourcing net revenues was 20%, 22% and 19% in 2003, 2002 and 2001, respectively. The decrease in margin in 2003 from 2002 primarily relates to our continued investment in the development of our workforce management service offering. The margin improvement in 2002 over 2001 reflects the leveraging of our technology and occupancy costs, as well as efforts to improve efficiencies with current clients.

Consulting

Fiscal Years Ended September 30, 2003, 2002 and 2001

Consulting net revenues were $734 million in 2003, $601 million in 2002, and $524 million in 2001. Net revenues increased by 22% in 2003, by 15% in 2002, and 10% in 2001. Consulting net revenues increased primarily as a result of the June 2002 acquisition of the benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter of 2003. Adjusting for the effects of these acquisitions and favorable foreign currency translation, Consulting net revenues remained flat in 2003 and increased 6% in 2002. Growth in retirement plan and health benefit management consulting in 2002 and 2003 was offset by declines in demand for our more discretionary consulting services in 2002 and to a greater extent in 2003. In 2001, we did experience growth across the entire spectrum of our consulting services, including significant growth in international operations.

Consulting segment income as a percentage of consulting net revenues was 19% in 2003, 27% in 2002 and 32% in 2001. Adjusting for effects of the acquisitions in 2003 and 2002 and including estimated owner compensation of $57 million and $79 million in 2002 and 2001, respectively, segment income as a percentage of Consulting net revenues was 19%, 16% and 15% in 2003, 2002 and 2001, respectively. The increase in margins between 2003 and 2002 is primarily due to an increase in retirement plan and health benefit consulting services over our more discretionary consulting services which were down due to continued soft demand for those services in 2002 and 2003.

Quarterly Results

The following tables set forth the unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated and combined financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in millions, except per share information.

	Fiscal 2003 (1)				Fiscal 2002
	1st Qtr	2nd Qtr	3rd Qtr (2)	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr (1) (3)	4th Qtr (1)
Revenues:
Net revenue	$480	$478	$495	$529	$404	$409	$430	$473
Reimbursements	14	14	13	9	7	7	9	12

Total revenues	494	492	508	538	411	416	439	485
Operating expenses:
Compensation and related expenses, excluding initial public offering awards (4)	312	311	319	327	217	224	272	301
Initial public offering awards (5)	25	5	6	3	—	—	1	26
Reimbursable expenses	14	14	13	9	7	7	9	12
Other operating expenses	94	94	97	111	88	87	86	97
Selling, general and administrative expenses	19	24	25	32	13	21	21	20

Total operating expenses	464	448	460	482	325	339	389	456

Operating income	30	44	48	56	86	77	50	28
Other expenses, net	(5)	(4)	(3)	(5)	(4)	(5)	(3)	(5)

Income before taxes and owner distributions (6)					$82	$72

Income before income taxes	25	40	45	51			47	23
Provision for income taxes (4)	10	16	19	22			25	8

Net income	$15	$24	$26	$29			$22	$15

Earnings per share —Basic*	$0.16	$0.25	$0.28	$0.31			$(0.51)	$0.16
—Diluted*	$0.15	$0.24	$0.27	$0.31			$(0.51)	$0.15

*	Earnings per share for the quarter ended June 30, 2002 reflects our operations for the month of June 2002, the one month we were a corporation.

(1)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and their results are included in our results from the acquisition date. (See Note 6 to our consolidated and combined financial statements for fiscal 2003).

(2)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. As such, their results are included in our results from the respective acquisition dates.

(3)	During the month of June 2002, the portion of the third quarter of 2002 during which we operated as a corporation, we also incurred several one-time charges totaling $48 million (see Note 3 to our consolidated and combined financial statements for fiscal 2003) related to our transition to a corporate structure, which resulted in a net loss. Additionally, common stock has been weighted from the dates of issuance and not from the beginning of the periods presented.

(4)

In connection with our transition to a corporate structure on May 31, 2002, Hewitt Holdings’ owners who worked in the business became our employees and we began to record their compensation in compensation and related expenses. We also became subject to corporate income taxes. Compensation for services rendered by Hewitt Holdings’ owners has not been reflected in the consolidated and combined financial statements for periods prior to our transition to corporate structure on May 31, 2002. Prior to our transition to a corporate structure, we operated as a limited liability company and Hewitt Holdings’ owners were compensated through distributions of income rather than through salaries, benefits and performance-based bonuses.

(5)	Compensation expense of $39 million and $28 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

(6)	Income before taxes and owner distributions as a limited liability company is not comparable to net income of a corporation because (i) compensation and related expenses does not include compensation expenses related to Hewitt Holdings’ owners since these individuals received distributions of income rather than compensation and (ii) we incurred no firm-level income tax.

Seasonality and Inflation

Revenues and income vary over the fiscal year. Within our Outsourcing segment, we generally experience a seasonal increase in our fiscal fourth and first quarter revenues because our clients’ benefit enrollment processes typically occur during the fall. In contrast, within our Consulting segment, we typically experience a seasonal peak in the third and fourth fiscal quarters which reflects our clients’ business needs for these services. We believe inflation has had little effect on our results of operations during the past three years.

Pro Forma Results of Operations

During fiscal 2002, we completed several significant transactions. We completed our transition to a corporate structure in May 2002, and completed our initial public offering and the acquisition of Bacon & Woodrow in June 2002. The following pro forma results give effect to all three of these transactions as if they had occurred on October 1, 2001, the beginning of fiscal 2002, and exclude any non-recurring adjustments, to allow for comparability. Fiscal year 2001 pro forma results have not been presented as supplemental information as we believe those results are not comparable to the current year results primarily because of the Sageo operating losses incurred in 2001 and because the consulting business of Bacon & Woodrow that we acquired in June 2002 did not operate as a stand alone business for the majority of fiscal year 2001 (see Note 6 to the consolidated and combined financial statements for pro forma Bacon & Woodrow results). We believe that pro forma fiscal 2002 results provide more meaningful information for comparison with fiscal 2003 results. Current year results, as shown in the consolidated and combined statement of operations for the year ended September 30, 2003, include the effects of all three transactions and, as such, are not shown on a pro forma basis.

The Bacon & Woodrow historical results in the following pro forma combined and consolidated income statements reflect Bacon & Woodrow’s results prior to the acquisition on June 5, 2002. As such, for the year ended September 30, 2002, the historical results for Bacon & Woodrow reflect approximately eight months of Bacon & Woodrow’s results prior to the acquisition. The historical results of Hewitt for fiscal 2002 include Bacon & Woodrow’s results since June 5, 2002.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. The “Pro Forma Combined and Consolidated Income Statements” and accompanying notes should be read in conjunction with our Pro Forma Results of Operations and our financial statements and the related notes in our Registration Statement (No. 333-105560) on Form S-3 filed with the Securities and Exchange Commission in connection with our secondary offering and our consolidated and combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Hewitt Associates, Inc.

Pro Forma Combined and Consolidated Income Statements

(unaudited)

	Year Ended September 30, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$1,716	$91	—	—	$1,807
Reimbursements	34	3	—	—	37

Total revenues	1,750	94	—	—	1,844

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,014	50	93	—	1,157
Initial public offering restricted stock awards	28	—	—	35	63
Reimbursable expenses	34	3	—	—	37
Other operating expenses	358	11	2	—	371
Selling, general and administrative expenses	76	14	(8)	—	82

Total operating expenses	1,510	78	87	35	1,710

Operating income	240	16	(87)	(35)	134

Other expenses, net	(17)	(1)	3	—	(15)

Income before taxes and owner distributions	223	15	(84)	(35)	119

Provision for income taxes	33	—	32	(14)	51

Income before owner distributions		$15

Net income	$190		($116)	($21)	$68

Earnings per share:
—basic					$0.73
—diluted					$0.71

Weighted average shares:
—basic					93,250,167
—diluted					96,330,933

(1)

Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: an $8 million compensation expense for a vacation liability arising from the Company’s former owners becoming employees of the Company; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from the mandatory change in our tax accounting method and the establishment of deferred tax assets and liabilities; a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition; a $6 million expense related to the former Bacon & Woodrow partners’ purchase of indemnity insurance prior to the acquisition; $2 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; and $4 million of losses incurred on a foreign currency purchase option related to the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $120 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $54 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.

(2)	Offering adjustments include compensation expense of $35 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $14 million.

On a pro forma basis, the Company’s net revenues were $1,807 million compared to its actual net revenues of $1,716 million for the year ended September 30, 2002. The difference in the net revenues is attributable to the inclusion of a full twelve months of the Bacon & Woodrow net revenues on a pro forma basis as compared to the inclusion of the Bacon & Woodrow net revenues from the June 5, 2002, acquisition date forward on an actual basis.

On a pro forma basis, the Company’s net income was $68 million compared to its actual net income of $190 million for the year ended September 30, 2002. The difference is attributable to: (1) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for all periods; (2) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire period; (3) the exclusion of non-recurring charges for owner vacation accrual, the disproportionate share compensation charge, and the $22 million non-recurring income tax expense; (4) the inclusion of compensation expense for all periods, reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (5) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (6) the exclusion of losses incurred on a foreign currency purchase option; (7) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (8) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (9) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. Our change to a corporate structure in May 2002 and our initial public offering in June 2002 enhanced our ability to access public market financing to fund new investments and acquisitions, as well as to meet ongoing and future capital resource needs.

Summary of Cash Flows (in thousands)	Year ended September 30,
	2003	2002	2001
Cash provided by:
Operating activities	$278,554	$251,221	$344,611
Cash used in:
Investing activities	(138,068)	(95,714)	(89,631)
Financing activities	(51,641)	(81,728)	(209,954)
Effect of exchange rates on cash	2,210	2,065	(595)

Net increase in cash and cash equivalents	91,055	75,844	44,431
Cash and cash equivalents at beginning of period	136,450	60,606	16,175

Cash and cash equivalents at end of period	$227,505	$136,450	$60,606

For the years ended September 30, 2003, 2002 and 2001, cash provided by operating activities was $279 million, $251 million and $345 million, respectively. The increase in cash flows provided by operating activities in 2003 over 2002 was due in part to increases in collections on client receivables. In 2002, cash collections on client receivables were lower as a result of the distribution of $153 million of client receivables to Hewitt Holdings in fiscal 2002 as part of our transition to a corporate structure, which reduced our fiscal 2002 cash flows from operating activities. This increase was offset by the inclusion of a full year of compensation expenses related to former owners and a provision for corporate income taxes, stemming from our transition to a corporate structure on May 31, 2002. Prior to May 31, 2002, the distributions to Hewitt Holdings’ owners were paid out of cash flows from financing activities as capital distributions, and we did not pay corporate income taxes when we operated as a limited liability company. The decrease in cash flows from operating activities in 2002 from 2001 was also primarily due to the distribution of $153 million of client receivables to Hewitt Holdings in fiscal 2002, partially offset by an increase in net income and higher accrued expenses.

For the years ended September 30, 2003, 2002 and 2001, cash used in investing activities was $138 million, $96 million and $90 million, respectively. The increase in cash used in investing activities in 2003 over 2002 was primarily due to cash paid for acquisitions (see Note 6 to the consolidated and combined financial statements), offset by decreased spending on computer hardware and software development. The increase in cash used in investing activities in 2002 over 2001 was primarily due to increased spending on software development at that time.

For the year ended September 30, 2003, 2002 and 2001, cash used in financing activities was $52 million, $82 million and $210 million, respectively. In fiscal 2001, capital distributions from Hewitt Holdings had been a function of the timing of discretionary withdrawals by Hewitt Holdings’ owners and the needs of Hewitt Holdings for the construction of facilities for use by Hewitt Associates and Affiliates. Subsequent to May 31, 2002, the date of our transition to a corporate structure, distributions to Hewitt Holdings’ owners were replaced by compensation and related expenses, which affected the net cash provided by operating activities. The decrease in cash used in financing activities in 2003 from 2002 was primarily due to the elimination of capital distributions, which was offset by the receipt of the initial public offering proceeds in 2002. In fiscal 2003, repayments exceeded borrowings by $45 million primarily due to the repayment of borrowings from cash generated from operations. The decrease in cash used in financing activities in 2002 from 2001 was primarily due to the receipt of the initial public offering proceeds, offset by increased capital distributions. In fiscal 2002, capital distributions to Hewitt Holdings accounted for the majority of the cash used in financing activities including $55 million in cash distributed to Hewitt Holdings to fund a distribution to Hewitt Holdings’ owners of accumulated earnings in preparation for our transition to a corporate structure. In fiscal 2002, repayments exceeded borrowings by $37 million primarily due to the repayment of borrowings with proceeds from the initial public offering, offset by borrowings related to two new building capital leases and the addition of Bacon & Woodrow debt.

Cash and cash equivalents were $228 million, $136 million, and $61 million at September 30, 2003, 2002, and 2001, respectively. Cash and cash equivalents increased by $91 million or 67% in 2003 and $76 million or 125% in 2002. Cash and cash equivalents increased in 2003 primarily due to the collection of receivables generated from operations, offset by payments for acquisitions and the repayment of borrowings. Cash and cash equivalents increased in 2002 primarily due to the receipt of proceeds from our initial public offering, partly offset by the payment of owner distributions to Hewitt Holdings’ owners before incorporation and the reduction of debt after the offering.

Capital expenditures for property, plant and equipment and software were approximately $70 million, $94 million and $91 million for the years ended September 30, 2003, 2002 and 2001, respectively. The Company’s significant investments were related to developing and improving its services and technologies in the Outsourcing segment, including benefits administration, payroll administration and workforce management.

Commitments

Significant ongoing commitments consist primarily of leases and debt. The following table shows the minimum future debt or non-cancelable rental payments required under existing debt agreements or lease agreements which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2004	2005- 2006	2007- 2008	Thereafter
	(in millions)
Operating leases:
Related party	$465	$34	$66	$67	$298
Third party	316	50	80	53	133

	781	84	146	120	431
Capital leases:
Related party	—	—	—	—	—
Third party	144	13	19	19	93

	144	13	19	19	93
Debt	169	33	38	45	53

Total Contractual Obligations	$1,094	$130	$203	$184	$577

Operating Leases

We have entered into related party operating leases with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Overlook Associates (an equity method investment of Hewitt Holdings). The minimum aggregate lease payments on these leases totaled $465 million as of September 30, 2003. The following are real estate lease commitments with Hewitt Holdings’ Property Entities which were outstanding as of September 30, 2003:

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

Total lease payments to Hewitt Holdings and subsidiaries were $34 million in 2003, $40 million in 2002 and $39 million in 2001. The leases were entered into on terms comparable to those which would have been obtained in an arm’s length transaction. The underlying real property value owned by Hewitt Holdings’ property entities aggregated $357 million and $394 million in 2003 and 2002. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third-party debt. Total outstanding debt owed to third parties by these related parties totaled $274 million and $285 million in 2003 and 2002. The debt is payable over periods that range from 2 to 17 years, and bears fixed interest rates that range from 5.58% to 7.93%. This debt is not reflected on our balance sheet as the obligation represented by the debt is an obligation of Hewitt Holdings and its related parties and is not an obligation of the Company. Substantially all of the activities of Hewitt Holdings’ property entities involve assets that are leased to us. We refer you to Note 15 of our consolidated and combined financial statements for more information regarding these related party leases.

We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of September 30, 2003, the minimum aggregate lease payments on these leases totaled $316 million. We lease office space in approximately 82 locations in 30 countries. As of September 30, 2003, the minimum annual base rent under such office leases totaled $38 million (non-U.S. lease rental rates converted into U.S. dollars at exchange rates as of September 30, 2003) and aggregate lease payments on the office leases totaled $291 million. We also have several leases for office furniture used in Hewitt-owned buildings in Lincolnshire, Illinois, The Woodlands, Texas and Orlando, Florida. The oldest of these leases has a commencement date of January 1, 1997 and expires on June 30, 2004. The most recent of these leases has a commencement date of December 1, 1999 and expires on May 31, 2007. As of September 30, 2003, combined annual lease payments under these leases were $4 million and the minimum aggregate lease payments on these leases totaled $13 million. We also lease office equipment such as copiers, servers and disk drives under numerous leases. Annual aggregate lease obligations under these leases as of September 30, 2003 were $8 million and the minimum aggregate lease payments on these leases totaled $12 million.

Total rental expenses for operating leases was $104 million in 2003, $104 million in 2002 and $87 million in 2001.

Capital Leases

During the third quarter of fiscal 2002, we entered into two 15-year capital leases to lease office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of September 30, 2003, the outstanding debt related to these leases was $86 million. One of the leases, totaling approximately $24 million at September 30, 2003, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building where we leased premises and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.8%-to-8.0%. At September 30, 2003, the outstanding balance on the equipment financing agreements was $4 million.

Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We currently have one domestic unsecured line of credit facility. The three-year facility was amended to provide for borrowings up to $75 million and to replace the tangible net worth covenant with a debt to capital covenant. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee, based on the utilization, is assessed at a rate of 0.125% per annum. At September 30, 2003, there was no outstanding balance on the facility.

On September 26, 2003, a 364-day facility, which provided for borrowings of up to $70 million, expired. There was no outstanding balance on the 364-day facility at expiration.

We had an unsecured multi-currency line of credit that permitted borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. All outstanding balances on the unsecured multi-currency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings up to £20 million until July 30, 2003, and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.53%. As of September 30, 2003, the outstanding balance was £10 million, equivalent to approximately $16 million, and is repayable upon demand or at expiration of the facility. There was other foreign debt outstanding at September 30, 2003 totaling approximately $6 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $22 million as of September 30, 2003.

On March 7, 2003, we entered into a contract with a lender to guarantee borrowings of our subsidiaries up to $13 million in multiple currency loans and letters of credit to replace our unsecured multi-currency line of credit, which we repaid in February 2003. On August 1, 2003, the contract was amended to increase the guarantee amount to $20 million. There is no fixed termination date on this contract. This contract allows Hewitt subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness; however, the terms and conditions of the financing for each of our foreign offices have not yet been finalized with the lender. On March 17, 2003, our subsidiary, the Lincolnshire Insurance Company, obtained a $6 million letter of credit under this contract. There were no borrowings under the contract or draws against the letter of credit as of September 30, 2003.

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $147 million as of September 30, 2003. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $12 million bears interest at 7.94% and is repayable in five annual installments beginning March 2003; $35 million bears interest at 8.08%, and is repayable in five annual installments beginning in March 2008; and $50 million bears interest at 7.45%, and is repayable in five annual installments beginning May 2004.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to Hewitt Holdings’ owners which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth ($225 million as of September 30, 2003), to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At September 30, 2003, we were in compliance with the terms of our debt agreements.

Self-Insurance

We established a captive insurance subsidiary in fiscal 2003 as a cost-effective way to self-insure against certain business risks and losses. To date, the captive has not issued any policies to cover any of our insurance risks, however, we have contributed $5 million in cash and secured $6 million of additional regulatory capital in the form of a letter of credit. We plan to self-insure the deductible portion of various insured exposures with the captive, as well as other company exposures, subject to market conditions.

Initial Public Offering

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for revenue arrangements which include multiple products or services to ensure that all standalone deliverables are tracked, valued and accounted for on an individual basis and in the proper periods. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Accordingly, in the quarter ended September 30, 2003, the Company began to apply the provisions of EITF Issue No. 00-21. The Company has contracts with multiple services primarily in the Outsourcing segment. In these contracts, standalone deliverables include core services, such as Defined Benefit Plan Administration, Health & Welfare Plan Administration or Defined Contribution Benefit Plan Administration, and ancillary services, such as Your Total Rewards. Outsourcing standalone deliverables generally have both upfront implementation fees and ongoing service fees. Upfront, non-refundable implementation fees are deferred and recognized over the life of the contract and ongoing services are generally recognized monthly as services are provided. Consulting services provided in connection with outsourcing engagements historically have been accounted for at the time services are provided and are valued based on prevailing market rates. The adoption of

EITF Issue No. 00-21 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments and acquisitions, including our ability to successfully integrate acquired companies.

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	The actions of our competitors could adversely impact our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services, our business may be negatively affected.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs and/ or higher self retention of risks.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	Our client contracts and vendor relationships may not yield the results we expect.

•	Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate certain of our former owners and other employees, which in turn, could adversely affect our ability to compete effectively and to grow our business.

•	We will continue to be controlled by our initial stockholders, many of whom are our employees, and their interests may differ from those of our stockholders.

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in our Registration Statements on Form S-3 (File No. 333-105560) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, in August 2001, we purchased a £150 million foreign currency option to offset the foreign currency risk associated with the planned purchase of the benefits consulting business of Bacon & Woodrow. This instrument expired in May 2002. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2003, we were not a party to any hedging transaction or derivative financial instrument.

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

At September 30, 2003, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5- to-72.5 basis points or the prime rate, at our option. As of September 30, 2003, there was no outstanding balance on our unsecured line of credit. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.53%. As of September 30, 2003, the outstanding balance was £10 million, equivalent to approximately $16 million, and is repayable upon demand or at expiration of the facility. There was other foreign debt outstanding at September 30, 2003, totaling approximately $6 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $22 million as of September 30, 2003.

Our foreign subsidiaries maintained debt with an effective interest rate of 4.67% during the year ended September 30, 2003. A one percentage point increase would have increased our interest expense by approximately $0.3 million for the year ended September 30, 2003. We also maintain an invested cash portfolio which earned interest at an effective rate of 1.48% during the year ended September 30, 2003. A one percentage point increase would have increased our interest income by approximately $1.5 million for the year ended September 30, 2003. Therefore, the net effect of a one percentage point increase in interest rates would have been approximately $1.2 million in net additional income (or net additional expense from a one percentage point decrease in the rate) for the year ended September 30, 2003.

Our fixed rate debt consists of our unsecured senior term notes. At September 30, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $2.7 million. At September 30, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $2.6 million.

Foreign exchange risk

For the year ended September 30, 2003, revenues from U.S. operations as a percent of total revenues was 83%. Foreign currency net translation income was $23 million for the year ended September 30, 2003. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 10% of our net revenues for the year ended September 30, 2003 were from the United Kingdom. Approximately 2% of our net revenues for the year ended September 30, 2003 were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on our translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the year ended September 30, 2003, would have impacted our pre-tax net operating income by approximately $0.1 million. A 10% change in the average exchange rate for the Euro for the year ended September 30, 2003, would have impacted our pre-tax net operating income by approximately $0.1 million.

Item 8.	Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV beginning on page 44.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Reference is made to the Proxy Statement under the headings “Election of Directors” and “Directors and Officers” (hereby incorporated by reference) for this information.

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. The Code of Ethics is posted on our website at www.hewitt.com and is filed as an exhibit to this Annual Report on Form 10-K. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply to our principal executive officer and principal financial and accounting officer by posting such information on our website. Copies of the Code of Ethics will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc., 100 Half Day Road, Lincolnshire, IL 60069.

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

Item 14.	Principal Accountant Fees and Services.

Reference is made to the Proxy Statement under the heading “Audit Fees” (hereby incorporated by reference) for this information.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial Statements—

The financial statements listed on the Index to the Financial Statements (page 46) are filed as part of this Annual Report.

2. Financial Statement Schedules—

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits—

The exhibits listed on the Index to Exhibits (pages 80 through 83) are filed as part of this Annual Report.

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated July 22, 2003 (date of earliest event reported), furnished on July 23, 2003, with respect to the Company’s earnings release for the three and nine months ended June 30, 2003.

Current Report on Form 8-K dated August 6, 2003 (date of earliest event reported), filed on August 6, 2003, with respect to the Company’s response to an announcement by Millennium Chemicals.

(c)	Exhibits

The exhibits listed on the Index to Exhibits (pages 80 through 83) are filed as part of this Annual Report.

(d)	Financial Statement Schedules:

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

By:	/s/ DAN A. DECANNIERE

Dan A. DeCanniere Chief Financial Officer (Principal financial and accounting officer)

Date: November 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of November, 2003:

/s/ DALE L. GIFFORD	/s/ MICHELE M. HUNT

Dale L. Gifford Chairman of the Board, Chief Executive Officer and Director (Principal executive officer)	Michele M. Hunt Director

/s/ DAN A. DECANNIERE	/s/ JAMES P. KELLY

Dan A. DeCanniere Chief Financial Officer (Principal financial and accounting officer)	James P. Kelly Director

/s/ BRYAN J. DOYLE	/s/ CARY D. MCMILLAN

Bryan J. Doyle Director	Cary D. McMillan Director

/s/ CHERYL A. FRANCIS	/s/ ALBERTO SANTOS, JR.

Cheryl A. Francis Director	Alberto Santos, Jr. Director

/s/ JULIE S. GORDON	/s/ JUDITH A. WHINFREY

Julie S. Gordon Director	Judith A. Whinfrey Director

/s/ DANIEL J. HOLLAND

Daniel J. Holland Chief Operating Officer, Director

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors	47

Consolidated Balance Sheets as of September 30, 2003 and 2002	48

Consolidated and Combined Statements of Operations for the Fiscal Years Ended September 30, 2003, 2002 and 2001	50

Consolidated and Combined Statements of Stockholders’ Equity for the Fiscal Year Ended September 30, 2003, 2002 and 2001	51

Consolidated and Combined Statements of Cash Flows for the Fiscal Years Ended September 30, 2003, 2002, and 2001	52

Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hewitt Associates, Inc. (a Delaware corporation) and subsidiaries and its predecessor (the “Company”) as of September 30, 2003 and 2002, and the related consolidated and combined statements of operations, stockholders’ equity and cash flows for each of the three years ended September 30, 2003. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

ERNST & YOUNG LLP

Chicago, Illinois October 29, 2003

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)

	September 30, 2003	September 30, 2002
ASSETS
Current Assets
Cash and cash equivalents	$227,505	$136,450
Client receivables and unbilled work in process, less allowances of $15,011 in 2003 and $16,160 in 2002	468,573	394,184
Prepaid expenses and other current assets	38,204	32,006
Due from related parties	—	3,468
Deferred income taxes, net	8,948	16,976

Total current assets	743,230	583,084

Non-Current Assets
Deferred contract costs	140,418	128,172
Property and equipment, net	237,476	249,613
Capitalized software, net	95,054	89,085
Other intangible assets, net	107,540	80,802
Goodwill, net	259,294	201,286
Other assets, net	14,794	15,476

Total non-current assets	854,576	764,434

Total Assets	$1,597,806	$1,347,518

LIABILITIES
Current Liabilities
Accounts payable	$14,508	$23,286
Accrued salaries and benefits	147,821	106,997
Accrued expenses	95,228	73,949
Advanced billings to clients	108,272	75,298
Short-term debt and current portion of long-term debt	33,000	36,918
Current portion of capital lease obligations	6,602	11,572
Employee deferred compensation and accrued profit sharing	47,583	56,481

Total current liabilities	453,014	384,501

Long-Term Liabilities
Debt, less current portion	135,563	147,000
Capital lease obligations, less current portion	83,191	88,913
Deferred contract revenues	118,167	127,251
Other long-term liabilities	70,386	48,023
Deferred income taxes, net	47,424	19,265

Total long-term liabilities	454,731	430,452

Total Liabilities	$907,745	$814,953

Commitments and Contingencies (Notes 14 and 18)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(Dollars in thousands except share and per share amounts)

	September 30, 2003	September 30, 2002
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	$—	$—
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 30,463,187 and 19,162,660 shares issued and outstanding as of September 30, 2003 and 2002, respectively	305	192
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 63,420,466 and 73,726,424 shares issued and outstanding as of September 30, 2003 and 2002, respectively	634	737
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,603,915 and 5,568,869 shares issued and outstanding as of September 30, 2003 and 2002, respectively	46	56
Restricted stock units, 173,998 and 319,902 units issued and outstanding as of September 30, 2003 and 2002, respectively	3,302	6,078
Additional paid-in capital	627,329	615,377
Cost of common stock in treasury, 270,294 shares of Class A common stock at September 30, 2003	(6,164)	—
Retained earnings (deficit)	71,586	(22,691)
Unearned compensation	(45,534)	(83,375)
Accumulated other comprehensive income	38,557	16,191

Total stockholders’ equity	690,061	532,565

Total Liabilities and Stockholders’ Equity	$1,597,806	$1,347,518

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (1)

(Dollars in thousands except share and per share amounts)

	Year Ended September 30,
	2003	2002(1)	2001
Revenues:
Revenue before reimbursements (net revenues)	$1,981,656	$1,716,197	$1,475,661
Reimbursements	49,637	33,882	26,432

Total revenues	2,031,293	1,750,079	1,502,093

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,269,065	1,014,529	838,085
Initial public offering restricted stock awards	39,010	27,525	—
Reimbursable expenses	49,637	33,882	26,432
Other operating expenses	396,009	357,789	337,419
Selling, general and administrative expenses	99,591	76,034	87,986
Non-recurring software charge	—	—	26,469

Total operating expenses	1,853,312	1,509,759	1,316,391

Operating income	177,981	240,320	185,702
Other expenses, net:
Interest expense	(20,014)	(16,098)	(15,786)
Interest income	2,638	2,291	3,119
Other income (expense), net	36	(3,087)	10,147

	(17,340)	(16,894)	(2,520)

Income before taxes and owner distributions			$183,182

Income before income taxes	160,641	223,426
Provision for income taxes	66,364	33,053

Net income	$94,277	$190,373

Earnings (loss) per share (2):
Basic	$0.99	$(0.27)
Diluted	$0.97	$(0.27)
Weighted average shares (2):
Basic	94,783,223	85,301,042
Diluted	96,832,723	85,301,042

(1)	In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses and the Company became subject to corporate income taxes. As such, owner compensation expenses and corporate income taxes were recorded in fiscal 2003, but only for four months in fiscal 2002. Additionally, on June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date.

(2)	Loss per share in fiscal 2002 is calculated based on the net loss incurred for the four month period from May 31, 2002, the date on which the Company’s transition to a corporate structure was completed, through September 30, 2002. Similarly, common stock is weighted from May 31, 2002 and not from the beginning of fiscal 2002.

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share and per share amounts)

	Pref- erred Shares	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings (Deficit)	Unearned Compen- sation	Owners’ Capital	Accu- mulated Other Compre- hensive Income (Loss)	Total
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2000	$—	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$241,032	$1,663	$242,695
Comprehensive income:
Income before taxes and owner distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	183,182		183,182
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(239)	(239)
Unrealized gains on securities:
Unrealized holding gains	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,222	3,222
Less: reclass- ification adjustments for gains	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,413)	(5,413)

Total other comprehensive income (loss)																(2,430)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	180,752
Capital distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(164,076)	—	(164,076)

Balance at September 30, 2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	260,138	(767)	259,371
Comprehensive income:
Income before taxes and owner distributions for the eight months ended May 31, 2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	213,064	—	213,064
Net loss for the four months ended September 30, 2002	—	—	—	—	—	—	—	—	—	—	—	—	(22,691)	—	—	—	(22,691)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,648	17,648

Total comprehensive income																	207,331
Capital distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(415,986)	—	(415,986)
Effect of the transition to corporate structure	—	—	—	70,819,520	708	—	—	—	—	56,508	—	—	—	—	(57,216)	—	—
Disproportionate share allocation adjustment	—	—	—	—	—	—	—	—	—	17,843	—	—	—	—	—	—	17,843
Acquisition of Bacon & Woodrow	—	941,753	9	2,906,904	29	5,568,869	56	—	—	219,146	—	—	—	—	—	—	219,240
Net proceeds from initial public offering	—	12,822,500	128	—	—	—	—	—	—	219,170	—	—	—	—	—	—	219,298
Initial public offering restricted stock grant	—	5,467,216	55	—	—	—	—	322,692	6,131	103,955	—	—	—	(110,141)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	25,389	—	—	25,389
Issuance of Class A common shares - outside directors	—	3,404	—	—	—	—	—	—	—	79	—	—	—	—	—	—	79
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(72,213)	—	—	—	—	—	(2,790)	(53)	(1,324)	—	—	—	1,377	—	—	—

Balance at September 30, 2002	—	19,162,660	192	73,726,424	737	5,568,869	56	319,902	6,078	615,377	—	—	(22,691)	(83,375)	—	16,191	532,565
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	94,277	—	—	—	94,277
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(333)	(333)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22,699	22,699

Total comprehensive income																	116,643
Payments for initial public offering costs	—	—	—	—	—	—	—	—	—	(796)	—	—	—	—	—	—	(796)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	34,834	—	—	34,834
Tax benefits from stock plans	—	—	—	—	—	—	—	—	—	12,122	—	—	—	—	—	—	12,122
Restricted stock unit vesting	—	140,285	1	—	—	—	—	(140,285)	(2,669)	2,668	—	—	—	—	—	—	—
Shares exchanged in secondary offering	—	11,270,912	113	(10,305,958)	(103)	(964,954)	(10)	—	—	—	—	—	—	—	—	—	—
Purchase of Class A common shares	—	—	—	—	—	—	—	—	—	—	270,294	(6,164)	—	—	—	—	(6,164)
Issuance of Class A common shares:
Employee stock options	—	35,808	—	—	—	—	—	—	—	681	—	—	—	—	—	—	681
Outside Directors	—	6,661	—	—	—	—	—	—	—	175	—	—	—	—	—	—	175
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(153,139)	(1)	—	—	—	—	(5,619)	(107)	(2,898)	—	—	—	3,007	—	—	1

Balance at September 30, 2003	$—	30,463,187	$305	63,420,466	$634	4,603,915	$46	173,998	$3,302	$627,329	270,294	$(6,164)	$71,586	$(45,534)	$—	$38,557	$690,061

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Income before taxes and owner distributions			$183,182
Net income	$94,277	$190,373	—
Adjustments to reconcile income before taxes and owner distributions and net income to net cash provided by operating activities:
Depreciation	76,703	70,575	73,066
Amortization	37,691	26,035	23,929
Non-recurring software charge	—	—	26,469
Net unrealized (gain) loss on securities	—	3,653	(2,191)
Initial public offering restricted stock awards	34,833	25,389	—
Owner compensation charge (Note 3)	—	17,843	—
Establishment of owner vacation liability (Note 3)	—	8,300	—
Director stock remuneration	175	79	—
Deferred income taxes	36,187	2,289	—
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	(52,537)	(129,565)	7,864
Prepaid expenses and other current assets	(583)	(1,960)	1,611
Deferred contract costs	(12,251)	3,225	(3,047)
Accounts payable	(12,995)	(5,250)	(4,553)
Due from related parties	3,468	(3,468)	—
Accrued salaries and benefits	38,466	59,253	13,668
Accrued expenses	12,736	(33,208)	6,029
Advanced billings to clients	30,884	15,328	83
Deferred contract revenues	(9,150)	(3,830)	7,100
Employee deferred compensation and accrued profit sharing	(9,320)	4,200	14,213
Other long-term liabilities	9,970	1,960	(2,812)

Net cash provided by operating activities	278,554	251,221	344,611

Cash flows from investing activities:
Additions to property and equipment	(43,415)	(58,765)	(83,231)
Cash paid for acquisitions and transaction costs, net of cash received	(65,152)	(887)	—
Increase in other assets	(29,501)	(36,062)	(6,400)

Net cash used in investing activities	(138,068)	(95,714)	(89,631)

Cash flows from financing activities:
Proceeds from issuance of stock	—	226,564	—
Proceeds from the exercise of stock options	681	—	—
Capital distributions to former owners, net	—	(263,565)	(163,910)
Short-term borrowings	7,669	59,661	300
Repayments of short-term borrowings	(32,624)	(73,765)	(59,000)
Proceeds from long-term debt issuance	—	—	36,081
Repayments of long-term debt	(9,236)	(6,250)	(6,875)
Repayments of capital lease obligations	(11,171)	(17,007)	(16,550)
Payment of deferred financing fees	—	(1,437)	—
Purchase of common stock for treasury	(6,164)	—	—
Payment of offering costs	(796)	(5,929)	—

Net cash used in financing activities	(51,641)	(81,728)	(209,954)

Effect of exchange rate changes on cash and cash equivalents	2,210	2,065	(595)

Net increase in cash and cash equivalents	91,055	75,844	44,431
Cash and cash equivalents, beginning of year	136,450	60,606	16,175

Cash and cash equivalents, end of year	$227,505	$136,450	$60,606

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—Continued

(Dollars in thousands)

	Year Ended September 30,
	2003	2002	2001
Change in client receivables and unbilled work in process:
Beginning of year client receivables and unbilled work in process	$394,184	$366,493	$374,270
Non-cash distribution of client receivables to Hewitt Holdings	—	(152,500)	—
Fair value of acquired client receivables and unbilled work in process	12,481	46,188	—
Effect of exchange rates on client receivables and unbilled work in process	9,371	4,438	87
End of year client receivables and unbilled work in process	(468,573)	(394,184)	(366,493)

Change in client receivables and unbilled work in process	$(52,537)	$(129,565)	$7,864

Schedule of noncash investing and financing activities:
Acquisition, cash paid, net of cash acquired:
Common stock issued in connection with acquisition	$—	$219,240	$—
Fair value of assets acquired	(72,932)	(142,406)	—
Fair value of liabilities assumed	52,126	100,403	—
Goodwill	(44,346)	(178,124)	—

Cash paid, net of cash acquired	(65,152)	(887)	—
Real estate and equipment purchased under capital leases	—	88,944	11,081
Software licenses purchased under long-term agreements	8,146	18,148	—
Client receivables distributed to Hewitt Holdings	—	152,500	—
Conversion of owner capital to common stock	—	57,216	—
Accrued offering costs	$—	$1,347	$—
Supplementary disclosure of cash paid during the year:
Interest paid	$18,390	$16,210	$11,892
Income taxes paid	8,486	33,647	—

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003, 2002 and 2001

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

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The results of operations for Bacon & Woodrow’s actuarial and benefits consulting business are included in the Company’s and the Consulting segment’s results from the acquisition date (see Note 6).

On June 27, 2002, the Company sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Company’s Class A common stock at $19.00 per share. The combined transactions generated $218,502 in net cash proceeds after offering expenses.

On June 5, 2003, the Company acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in the Company’s and the Outsourcing segment’s results from the acquisition date (see Note 6).

On June 15, 2003, the Company acquired the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation. The results of the benefit administration and retirement consulting and actuarial businesses of Northern Trust Corporation are included in the Company’s and the Outsourcing and Consulting segments’ results from the acquisition date (see Note 6).

On August 6, 2003, owners, former Bacon & Woodrow partners and certain key employees sold 9,852,865 shares of the Company’s Class A common stock at $23 per share in a registered secondary offering. On August 11, 2003, the Company’s underwriters exercised their over-allotment option to purchase an additional 1,477,929 shares from the selling stockholders. The offering was initiated pursuant to a request under a registration rights agreement which the Company and Hewitt Holdings entered into at the time of the Company’s initial public offering. The Company did not receive any proceeds from the offering and expensed approximately $800 of offering costs.

2. Summary of Significant Accounting Policies

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

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales of software were not material. Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services and often with a minimum monthly fee. Services provided outside the scope of our outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

Losses on outsourcing or consulting arrangements are recognized during the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are continuously monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts are required to set up a client and their human resource or benefit programs on the Company’s systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period between the initiation of ongoing services through the end of the contract term. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs.

As of September 30, 2003 and 2002, net deferred contract costs in excess of deferred contract revenues totaled $22,251 and $921, respectively. The Company has reclassified its deferred contract costs and deferred contract revenues to show the gross amounts separately on the consolidated balance sheets. In prior periods, both short-term and long-term portions of deferred costs and revenues were recorded in prepaid expenses and other current assets, non-current other assets, advanced billings to clients and other long-term liabilities. As a result of the reclassification, total net assets and liabilities did not change, however, total assets and total liabilities and shareholders’ equity increased by equal amounts, or $116,869 and $128,172 as of September 30, 2003 and 2002, respectively. Additionally, at September 30, 2003, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

Client Receivables and Unbilled Work in Process

The Company periodically evaluates the collectibility of its client receivables and unbilled work in process based on a combination of factors. In circumstances where the Company is aware of a specific client’s difficulty in meeting its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or to others), the Company records an allowance for doubtful accounts to reduce the client receivable to what the Company reasonably believes will be collected. For all other clients, the Company recognizes an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require the Company to alter its estimates of the collectibility of client receivables and unbilled work in progress.

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

Income Before Income Taxes

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before income taxes and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before income taxes prior to May 31, 2002 is not comparable to current year income before income taxes because in the prior year periods, compensation and related expenses for services rendered by owners have not been reflected as expenses and the Company incurred no corporate income taxes in its historical results prior to its transition to a corporate structure. Results prior to May 31, 2002, do not reflect the financial position, results of operations, and changes in cash flows that would have been reported had the Company operated as a corporation for all the periods presented.

Income Taxes

On May 31, 2002, the Company became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, the Company was not subject to corporate income taxes because it operated as a limited liability company. Taxes on income earned prior to May 31, 2002, were the responsibility of Hewitt Holdings’ owners.

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

Earnings Per Share

On May 31, 2002, the Company completed its transition to a corporate structure and began to report earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under the treasury stock method, unvested restricted stock awards and unexercised stock options with fair market values of the underlying stock greater than the stock options’ exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive. For the year ended September 30, 2002, earnings per share was calculated based on the net loss incurred in the four month period from May 31, 2002, through September 30, 2002. Prior to May 31, 2002, Hewitt was comprised of limited liability companies and did not have outstanding common stock from which to calculate earnings per share, nor did the Company’s earnings include owner compensation or income taxes. As such, the Company’s net income prior to May 31, 2002, is not comparable to net income of a corporation or the Company’s net income after May 31, 2002. Therefore, historical earnings per share is not available for periods prior to May 31, 2002, and the consolidated and combined financial statements do not reflect the financial position and results of operations that would have been reported had the Company operated as a corporation prior to May 31, 2002.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables and unbilled work in process. Hewitt invests its cash equivalents in the highest rated money market investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no client makes up a significant portion of the Company’s billings. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories, and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2003, 2002 and 2001, no single client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities, client receivables, and foreign exchange instruments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and liabilities and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. The fair value of the Company’s $147,000 fixed rate senior term notes is estimated to be approximately $153,000 at September 30, 2003 and was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with original maturities of 90 days or less. At September 30, 2003 and 2002, cash and cash equivalents included cash in checking and money market accounts as well as investment grade municipal debt obligations and corporate tax-advantaged money market investments maturing in 90 days or less.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization include amounts recorded under capital leases and are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Computer equipment	3 to 5 years
Telecommunications equipment	5 years
Furniture and equipment	5 to 15 years
Leasehold improvements	Lesser of estimated useful life or lease term
Buildings	Lesser of estimated useful life or lease term

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

Software Development Costs

Software development costs for software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company amortizes the software costs over periods ranging from three to five years.

Costs associated with the planning and design phase of the development of software products, including coding and testing activities necessary to establish technological feasibility of computer software products to be sold, leased, or otherwise marketed, are expensed as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development, including coding, testing, and product quality assurance are capitalized. Capitalization ceases when the software products are available for release to customers.

Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the unit of the Company’s business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions. See Note 11 for additional information on goodwill and intangible assets.

Amortization of the Company’s definite lived intangible assets are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Capitalized software	3 to 5 years
Trademarks	3 to 5 years
Customer relationships	12 to 30 years

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma net income and earnings per share for years ended September 30, 2003 and 2002, would have been as follows:

	2003	2002
Net income:
As reported	$94,277	$190,373
Less net income through May 31, 2002		213,064

Net loss from June 1, 2002 through September 30, 2002		(22,691)
Stock-based compensation expense included in reported net income, net of tax	23,016	16,240
Pro forma stock compensation expense, net of tax	(28,459)	(17,370)

Adjusted net income	$88,834	$(23,821)

Net income (loss) per share – basic:
As reported	$0.99	$(0.27)
Adjusted net income (loss) per share	$0.94	$(0.28)

Net income (loss) per share – diluted:
As reported	$0.97	$(0.27)
Adjusted net income (loss) per share	$0.92	$(0.28)

The above pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Expected volatility	35%	35%
Risk-free interest rate	2.87%-3.37%	3.81%-4.19%
Expected life	5	4
Dividend yield	0%	0%

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for revenue arrangements which include multiple products or services to ensure that all standalone deliverables are tracked, valued and accounted for on an individual basis and in the proper periods. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Accordingly, in the quarter ended September 30, 2003, the Company began to apply the provisions of EITF Issue No. 00-21. The Company has contracts with multiple services primarily in the Outsourcing segment. In these contracts, standalone deliverables include core services, such as Defined Benefit Plan Administration, Health & Welfare Plan Administration or Defined Contribution Benefit Plan Administration, and standalone ancillary services, such as Your Total Rewards. Outsourcing standalone deliverables generally have both upfront implementation fees and ongoing service fees. Upfront, non-refundable implementation fees are deferred and recognized over the life of the contract and ongoing services are generally recognized monthly as services are provided. Consulting services provided in connection with outsourcing engagements historically have been accounted for at the time services are provided and are valued based on prevailing market rates. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

As of September 30, 2002, $3,468 was due from Hewitt Holdings.

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

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when the shares were held by Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates of approximately 71% at June 30, 2003, to a minority interest of approximately 2% at September 30, 2003.

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

In connection with the initial public offering, the Company granted to employees restricted stock, restricted stock units, and nonqualified stock options on common stock. (See Note 17, Stock-Based Compensation Plan, for additional information).

5. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive potential common stock equivalents.

For the year ended September 30, 2002, earnings per share was calculated based on the net loss incurred between May 31, 2002 and September 30, 2002, the four month period during which the Company operated as a corporation. As such, the earnings per share for the year ended September 30, 2002 is not indicative of the amount that would have been computed had the Company been a corporation for the entire year presented. During the period between May 31, 2002 and September 30, 2002, the Company also incurred several one-time charges totaling $47,854 (see Note 3) related to the Company’s transition to a corporate structure and $27,525 of compensation expense related to the initial public offering restricted stock award which resulted in a net loss. As such, the effect of incremental shares of common stock equivalents has not been reflected as an adjustment to diluted earnings per share as the impact is antidilutive. Additionally, common stock has been weighted from the time of the Company’s transition to a corporate structure on May 31, 2002 and not from the beginning of fiscal 2002.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America.

	2003	2002
Net income as reported	$94,277	$190,373

Less net income through May 31, 2002		213,064

Net loss from June 1, 2002 through June 30, 2002		$(22,691)

Weighted-average number of common stock for basic	94,783,223	85,301,042

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,312,259	—
Unexercised in-the-money stock options	737,241	—

Weighted-average number of common stock for diluted	96,832,723	85,301,042

Earnings per share—basic	$0.99	$(0.27)

Earnings per share—diluted	$0.97	$(0.27)

6. Acquisitions

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

The allocation of the $259,009 purchase price to acquired net assets resulted in the allocation of $178,124 to goodwill, $65,874 to identifiable intangible assets (primarily customer relationships) with indefinite lives, $15,011 to identifiable intangible assets with estimated five-year lives, $61,521 to identifiable assets (which includes $40,445 of client receivables and unbilled work in process), and $100,403 to assumed liabilities (which includes $22,687 of accounts payable and accrued expenses and $36,071 of short term borrowings). The Company expects all of the goodwill to be deductible for U.S. tax purposes.

In the quarter ending September 30, 2003, the Company began amortizing the customer relationships intangible asset by taking a charge for the year then ending. The customer relationships intangible asset totaled £45,200, or $65,874 as of the acquisition date, and $75,226 at the current exchange rate at September 30, 2003. The Company is amortizing the intangible asset in two classes on a straight-line basis over 15 and 30 years. The allocation between the two classes was based primarily on customer revenue size. The useful life for each class was based primarily on historical customer turnover, the relative difficulty in the ability of customers to switch service providers and the nature and complexity of the customers. The Company estimates that it will record recurring non-cash, pre-tax amortization expense of approximately £408 ($679 at a September 30, 2003 exchange rate) per quarter for the next 15 years and approximately £345 ($574 at a September 30, 2003 exchange rate ) per quarter thereafter through the end of the 30 year period.

Assuming the acquisition of Bacon & Woodrow occurred at the beginning of fiscal 2002 and 2001, pro forma net revenues would have been approximately $1,807,000 in 2002 and $1,599,000 in 2001; pro forma net income would have been approximately $215,000 in 2002 and $207,000 in 2001. These pro forma results, which are unaudited, give effect to the Company’s incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. Because the Company was a limited liability company during 2001 and for the first eight months of fiscal 2002, the pro forma effect of the acquisition on earnings per share is not meaningful. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of each year, nor are they necessarily indicative of future consolidated operating results.

Cyborg Worldwide, Inc.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg will operate within the Company’s Outsourcing segment. The purchase price totaled $43,645, and was comprised of $43,000 of cash and $645 of acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000 payable through 2006. The preliminary allocation of the $43,645 purchase price to acquired net assets resulted in the allocation of $14,758 to goodwill and $30,638 to identifiable intangible assets, which includes $17,823 to customer relationships with an estimated twelve-year useful life, $12,116 to capitalized software with an estimated five-year life and $699 to trademarks with an estimated three-year useful life. The preliminary allocation also included allocations of $9,138 to identifiable assets and $10,889 to assumed liabilities. The Company expects all of the goodwill to be deductible for U.S. tax purposes. Cyborg’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2003. This acquisition is not considered to be material to the Company, and, therefore, the inclusion of related pro-forma information is not required.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, the Company acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefit administration business will operate within the Company’s Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third party contract rights and obligations applicable to the acquired business; computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility and the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility. The preliminary allocation of the purchase price resulted in the allocation of $7,285 to goodwill. The Company expects all of the goodwill to be deductible for U.S. tax purposes. As part of the acquisition agreement, the Company has agreed with the Northern Trust Corporation to, on a non-exclusive basis, recommend Northern Trust Corporation’s custody, trustee and benefit payment services to the Company’s clients and prospective clients and Northern Trust Corporation has agreed to recommend the Company’s outsourcing services to their clients and prospective clients. NTRC’s results of operations are included within the Company’s historical results from the acquisition date of June 15, 2003. This acquisition is not considered to be material to the Company, and, therefore, the inclusion of related pro-forma information is not required.

Other Acquisitions

During 2003, the Company acquired the controlling interests in joint venture investments in The Netherlands, India, and Singapore, and an actuarial business in Ireland. The Company acquired these entities for cash at an aggregate cost of $14,617. The preliminary allocations of the purchase price resulted in the aggregate allocation of $19,792 to goodwill, of which $5,427 was assigned to the Outsourcing segment, with the remainder of $14,365 assigned to the Consulting segment. The Company expects approximately one-half of the goodwill to be deductible for U.S. tax purposes. These acquisitions are not considered to be material to the Company, and, therefore, the inclusion of related pro-forma information is not required.

7. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at September 30, 2003 and 2002, consisted of the following:

	2003	2002
Client receivables	$278,966	$219,126
Unbilled work in process	189,607	175,058

	$468,573	$394,184

An analysis of the activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2003 and 2002, consisted of the following:

	2003	2002
Balance at beginning of year	$16,160	$14,540
Increase in allowances	17,661	31,453
Use of allowances	(18,810)	(29,833)

Balance at end of year	$15,011	$16,160

8. Marketable Securities

During fiscal 2001, the Company sold certain marketable equity securities which were classified as available-for-sale. The realized gain on these securities was $5,413 which was recorded in other expenses, net during the year ended September 30, 2001.

9. Financial Instruments

The Company does not enter into derivative transactions except in limited situations when there is a compelling reason to mitigate economic risk. On August 6, 2001, Hewitt purchased a £150 million foreign currency option to offset the foreign currency risk associated with its planned purchase of the benefits consulting business of Bacon & Woodrow for common stock with a value of £140 million. (See Note 6, Acquisitions). The cost of the foreign currency option was $2,344 and it expired in May 2002. This instrument did not qualify for the hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, because SFAS No. 133 prohibits hedge accounting for a forecasted business combination. The instrument was marked to the spot rate and resulting gains or losses were recognized currently in other expenses, net. For the years ended September 30, 2002 and 2001, the loss on the option was $3,653 and the gain was $1,309, respectively. The Company had no derivative instruments outstanding at September 30, 2003.

10. Property and Equipment

As of September 30, 2003 and 2002, net property and equipment, which includes assets under capital leases, consisted of the following:

	2003	2002
Property and equipment:
Buildings	$90,328	$89,414
Computer equipment	255,723	239,181
Telecommunications equipment	110,569	100,634
Furniture and equipment	92,145	84,347
Leasehold improvements	81,912	70,034

Total property and equipment	630,677	583,610
Less accumulated depreciation and amortization	(393,201)	(333,997)

Property and equipment, net	$237,476	$249,613

11. Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002. During the year ended September 30, 2003, no impairments were recognized.

The following is a summary of net income and income before taxes and owner distributions for the years ended September 30, 2002 and 2001, as adjusted to remove the amortization of goodwill:

	2002	2001
Net income in 2002 and income before taxes and owner distributions in 2001:
As reported	$190,373	$183,182
Goodwill amortization, net of tax	730	782

As adjusted	$191,103	$183,964

The following is a summary of changes in the carrying amount of goodwill by segment for the years ended September 30, 2003 and 2002:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2001	$—	$8,506	$8,506
Additions	—	181,927	181,927
Amortization	—	(848)	(848)
Effect of changes in foreign exchange rates	—	11,701	11,701

Balance at September 30, 2002	—	201,286	201,286
Additions	26,741	17,605	44,346
Effect of changes in foreign exchange rates	—	13,662	13,662

Balance at September 30, 2003	$26,741	$232,553	$259,294

Goodwill, customer relationships, and trademark additions during the year ended September 30, 2003, resulted from acquisitions (see Note 6, Acquisitions) and goodwill also increased from an adjustment to the purchase price allocation related to an acquisition in Switzerland. Goodwill, customer relationships, and trademark additions during the year ended September 30, 2002 primarily resulted from the acquisition of the benefits consulting business of Bacon & Woodrow.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets at September 30, 2003 and 2002:

	September 30, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Capitalized software	$219,220	$124,166	$95,054	$183,030	$93,945	$89,085
Trademarks	11,517	2,962	8,555	10,196	680	9,516
Customer relationships	102,392	3,407	98,985	—	—	—

Total	$333,129	$130,535	$202,594	$193,226	$94,625	$98,601

Indefinite useful life
Customer relationships			—			$71,286

Total intangible assets			$202,594			$169,887

Capitalized software included $13,516 of additions from the Company’s acquisitions of Cyborg and the Northern Trust Corporation’s retirement consulting and administration business.

Amortization expense related to definite lived intangible assets for the years ended September 30, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Capitalized software	$32,234	$24,679	$23,147
Trademarks	2,210	509	—
Customer relationships	3,247	—	—

Total	$37,691	$25,188	$23,147

During the fourth quarter of fiscal 2001, the Company also recorded a $26,469 non-recurring charge related to the discontinuation of software that had been used in the Sageo business.

Applying current foreign exchange rates, estimated amortization expense related to intangible assets with definite lives at September 30, 2003, for each of the years in the five-year period ending September 30, 2008 and thereafter is as follows:

Fiscal year ending:	2004	2005	2006	2007	2008	2009 and thereafter	Total
Estimated intangibles amortization expense	$39,716	$32,881	$26,095	$17,516	$10,865	$75,521	$202,594

12. Other Assets

As of September 30, 2003 and 2002, other assets consisted of the following:

	2003	2002
Other assets:
Prepaid long-term interest and service contracts	$11,667	$8,729
Investments in affiliated companies	3,127	6,747

Other assets	$14,794	$15,476

The Company has several prepaid long-term maintenance contracts for maintenance on computer software systems, that expire through June 2005. Benefits related to these long-term prepaid maintenance contracts are received over the contractual period, as designated. The long-term portion of the prepaid interest relates to prepaid lease obligations of the Company.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. During 2003, the Company acquired the controlling interests in joint venture investments in The Netherlands, India, and Singapore. See Note 6, Acquisitions, for additional information.

13. Debt

Debt at September 30, 2003 and 2002, consisted of the following:

	2003	2002
Unsecured lines of credit	$15,852	$29,501
Other foreign debt	5,711	4,417
Unsecured senior term notes	147,000	150,000

	168,563	183,918
Current portion	33,000	36,918

Long-term debt, less current portion	$135,563	$147,000

The principal portion of long-term debt becomes due as follows:

Fiscal year ending:
2004	$33,000
2005	13,470
2006	24,067
2007	28,021
2008	17,005
2009 and thereafter	53,000

Total	$168,563

On September 27, 2002, the Company obtained two unsecured line of credit facilities. The 364- day facility provided for borrowings up to $70 million and expired on September 26, 2003. The three-year facility provided for borrowings up to $50 million. On September 29, 2003, the three-year facility was amended to provide for borrowings up to $75 million. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee based on the utilization is assessed at a rate of 0.125% per annum. At September 30, 2003 and 2002, there was no outstanding balance on either facility.

On March 7, 2003, Hewitt entered into a contract with a lender to guarantee borrowings of its subsidiaries up to $13 million in multiple currency loans and letters of credit to replace its unsecured multi-currency line of credit, which the Company repaid in February 2003. On August 1, 2003, the contract was amended to increase the guarantee amount to $20 million. There is no fixed termination date on this contract. This contract allows Hewitt subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness; however, the terms and conditions of the financing for each of our foreign offices have not yet been finalized with the lender. On March 17, 2003, the Company’s subsidiary, the Lincolnshire Insurance Company, obtained a $6 million letter of credit under this contract. There were no borrowings under the contract or draws against the letter of credit as of September 30, 2003.

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

On March 30, 2000, the Company issued $50,000 of unsecured senior term notes to various note holders. Of this amount, $15,000 bears interest at 7.94% and is repayable in annual installments beginning March 2003 through March 2007. The first of the annual installments was paid in March 2003 in the amount of $3,000. The remaining $35,000 bears interest at 8.08% and is repayable in annual installments beginning March 2008 through March 2012.

On February 23, 1998, the Company obtained an unsecured multi-currency line of credit with banks permitting borrowings up to $10,000 at a multi-currency interbank interest rate plus 75 basis points, ranging from .75% to 5.21% as of September 30, 2002. At September 30, 2002, short-term borrowings under the multi-currency line of credit were $5,972. The drawn amounts were denominated in foreign currencies, and have been translated at the exchange rate in effect at September 30, 2002. All outstanding balances on the unsecured multi-currency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003, and £17 million thereafter until expiration of the facility on January 31, 2004. As of September 30, 2003 and 2002, the outstanding balance was £9,500 and £14,987, respectively, equivalent to $15,852 and $23,529, respectively, with interest at a rate of 4.53% and 4.85%, respectively. Other foreign debt outstanding at September 30, 2003 and 2002 totaled $5,711 and $4,417, respectively, pursuant to local banking relationships.

On May 30, 1996, the Company issued unsecured senior term notes to various note holders in the amount of $50,000, bearing interest at 7.45%. The notes are repayable in annual installments beginning May 2004 through May 2008.

On May 28, 1996, the Company obtained an unsecured seven-year term loan agreement with various banks in the amount of $30,000, bearing interest at 6.50%. The Company paid interest on a quarterly basis through June 30, 2002. On July 31, 1998, the Company also began to make monthly principal payments which continued through June 30, 2002, at which time, the Company paid the remaining principal balance.

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2003 and 2002, the Company was in compliance with all debt covenants.

14. Lease Agreements

The Company has obligations under long-term non-cancelable lease agreements, principally for office space, furniture and equipment, with terms ranging from one to twenty years. Some of the leases are with related parties (See Note 15, Related Party Transactions).

Capital Leases

Capital lease obligations at September 30, 2003 and 2002, consisted of the following:

	2003	2002
Building capital leases	$85,813	$87,822
Computer and telecommunications equipment	3,980	12,663

	89,793	100,485
Current portion	6,602	11,572

Capital lease obligations, less current portion	$83,191	$88,913

The Company’s two building capital leases are payable in monthly installments at 7.33% interest and expire in April 2017 and May 2017.

The Company’s computer and telecommunications equipment installment notes are secured by the related equipment and are payable typically over three to five years in monthly or quarterly installments and at various interest rates ranging from 5.84% to 7.97%.

The following is a schedule of minimum future rental payments which are required as of September 30, 2003, under capital leases with an initial or remaining non-cancelable lease term in excess of one year:

Capital Leases:

	Principal	Interest	Total
Fiscal year ending:
2004	$6,602	$6,260	$12,862
2005	3,218	5,975	9,193
2006	3,743	5,735	9,478
2007	4,097	5,463	9,560
2008	4,604	5,156	9,760
2009 and thereafter	67,529	25,260	92,789

Total minimum lease payments	$89,793	$53,849	$143,642

Operating Leases

The Company also has various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. The Company has various office leases that grant a free rent period and have escalating rents. The Company also has leases that have lease renewal provisions. The accompanying consolidated and combined statements of operations reflect all rent expense on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations.

The following is a schedule of minimum future rental payments which are required as of September 30, 2003, under operating leases with an initial or remaining non-cancelable lease terms in excess of one year:

Operating Leases:

	Third Party	Related Party	Total
Fiscal year ending:
2004	$50,204	$33,764	$83,968
2005	42,140	33,017	75,157
2006	37,744	33,281	71,025
2007	29,542	33,577	63,119
2008	22,903	33,786	56,689
2009 and thereafter	133,032	297,603	430,635

Total minimum lease payments	$315,565	$465,028	$780,593

Total rental expense for operating leases amounted to $104,094 in 2003, $103,958 in 2002 and $86,696 in 2001.

15. Related Party Transactions

The Company entered into real estate transactions as described below with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates (an equity method investment of Hewitt Holdings). The following related party leases were outstanding during the years ended September 30, 2003 and 2002:

Holdings Property Entities	Location	Commencement Date	Expiration Date
Hewitt Holdings LLC	Rowayton, Connecticut	October 1994	November 2001
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Hewitt Properties VII*	Norwalk, Connecticut	September 2001	September 2017
The Bayview Trust*	Newport Beach, California	June 2002	May 2017
Overlook Associates	Lincolnshire, Illinois	**	**

*	Hewitt Holdings sold its interest in the Norwalk property in April 2002 and its interest in the Newport Beach property in March 2003, as such, these leases are no longer held by a related party, but remain capital leases of the Company.

**	The Company has several leases with Overlook Associates, the first began in 1989 and the last expires in 2017.

Total lease payments were $34,105 in 2003, $40,053 in 2002 and $39,436 in 2001. The leases were entered into on terms comparable to those which could have been obtained on an arm’s length basis. The historical cost of the real property owned by the Holdings property entities aggregates to $357,114 and $394,068 in 2003 and 2002, respectively. The investment in these properties were funded through capital contributions by Hewitt Holdings and third-party debt. Total outstanding debt owed to third parties by these related parties totaled $273,619 and $285,298 in 2003 and 2002, respectively. The debt is payable over periods that range from two to seventeen years, and bears fixed interest rates that range from 5.58% to 7.93%. This debt is not reflected on the Company’s balance sheet as it is an obligation of Hewitt Holdings and its related parties, and is not an obligation of the Company. Substantially all of the activities of the Hewitt Holdings property entities involve assets that are leased to the Company. The Company does not guarantee the debt related to these properties.

In April 2002, Hewitt Properties VII sold the Norwalk, Connecticut property and the Company entered into a 15-year capital lease with the purchaser to lease the office space. The Company recorded a $65,000 increase to both property and long-term debt to record this long-term lease obligation.

In June 2002, the Company entered into a 15-year capital lease with The Bayview Trust to lease office space in Newport Beach, California. The Company recorded a $23,944 increase to both property and long-term debt to record this long-term lease obligation. On March 7, 2003, The Bayview Trust sold the property in Newport Beach, California, and the Company’s lease was assigned to the third-party purchaser of the building.

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC will provide certain support services to Hewitt Holdings, primarily in the financial, real estate and legal departments, as may be requested by Hewitt Holdings from time to time. Hewitt Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services. Hewitt Associates LLC may charge Hewitt Holdings separately for additional services on a time and materials basis. Through September 30, 2003, all services Hewitt Associates LLC has provided under the services agreement, totaling $425 in 2003 and $17 in 2002, have been paid by Hewitt Holdings.

The consolidated and combined statements of operations include expenses that have been allocated to the Company by Hewitt Holdings on a specific identification basis. Management believes these allocations and charges are reasonable and that such expenses would not have differed materially had the Company operated on a stand-alone basis.

16. Retirement Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2003, 2002, and 2001, profit sharing plan expenses were $53,980, $66,005 and $58,547, respectively.

Defined Benefit Plans

With the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow, the Company acquired a defined benefit pension plan, which was closed to new entrants in 1998 and provides retirement benefits to eligible employees. The Company also has other smaller defined benefit pension plans to provide benefits to eligible employees. It is the Company’s policy to fund in accordance with local practice and legislation.

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

The following tables provide a reconciliation of the changes in the defined benefit and healthcare plans’ benefit obligations and fair value of assets for the years ended September 30, 2003 and 2002, and a statement of funded status as of September 30, 2003 and 2002.

	Pension Benefits		Health Benefits
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning of year	$63,413	$1,028	$8,553	$3,603
Acquisitions	41,172	51,985	—	—
Service cost	5,784	809	803	608
Interest cost	4,107	1,113	597	336
Plan amendments	—	—	404	—
Actuarial losses	9,318	4,370	1,463	4,054
Benefit payments	(1,336)	(218)	(193)	(48)
Changes in foreign exchange rates	6,175	4,326	—	—

Benefit obligation, end of year	$128,633	$63,413	$11,627	$8,553

Change in Plan Assets
Fair value of plan assets, beginning of year	$39,079	$—	$—	$—
Acquisitions	38,118	39,796	—	—
Actual return on plan assets	2,269	(3,743)	—	—
Employer contribution	5,852	279	193	48
Benefit payments	(1,336)	(218)	(193)	(48)
Changes in foreign exchange rates	3,768	2,965	—	—

Fair value of plan assets, end of year	$87,750	$39,079	$—	$—

Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status	$(40,883)	$(24,334)	$(11,627)	$(8,553)
Unrecognized net loss	21,889	9,420	3,699	2,302
Unrecognized prior service cost	—	—	2,798	2,554
Unrecognized transition obligation	—	—	492	525
Minimum pension liability	(1,023)	(690)	—	—

Net amount recognized, end of year	$(20,017)	$(15,604)	$(4,638)	$(3,172)

The assumptions used in the measurement of our benefit obligations as of June 30, 2003 and 2002 are as follows:

	Pension Benefits		Health Benefits
	2003	2002	2003	2002
Weighted-average assumptions:
Discount rate	4.85%	5.70%	6.00%	7.00%
Expected return on plan assets	5.51%	6.50%	N/A	N/A
Rate of compensation increase	3.40%	3.00%	N/A	N/A

The health plan provides flat dollar credits based on years of service and age at retirement. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming a 11.5% health care cost trend rate for 2003. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The components of net periodic benefit costs for the three years ended September 30, 2003 include:

	Pension Benefits		Health Benefits
	2003	2002	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$5,784	$809	$803	$608	$351
Interest cost	4,107	1,148	597	336	201
Expected return on plan assets	(3,411)	(1,041)	—	—	—
Amortization of:
-Unrecognized prior service cost	—	—	160	—	—
-Unrecognized loss	—	—	66	68	1
-Transition obligation	—	—	33	33	33

Net periodic benefit cost	$6,480	$916	$1,659	$1,045	$586

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

	2003	2002
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
-Total of service and interest cost components	$4	$2
-Benefit obligation	64	62
Effect of 1% decrease on:
-Total of service and interest cost components	$(4)	$(2)
-Benefit obligation	(59)	(57)

17. Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Global Stock and Incentive Compensation Plan (the “Plan”) for associates and directors. The incentive compensation plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, associates and directors may receive awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash-based awards. As of September 30, 2003, only restricted stock and restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the plan. As of September 30, 2003, there were 11,880,851 shares available for grant under the plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and recognized as unearned compensation within stockholders’ equity. Over the six-month and four-year vesting periods, the unearned compensation is being recognized as compensation expense. For the years ended September 30, 2003 and 2002, compensation expense for the initial public offering restricted stock awards was $39,010 and $27,525, respectively, representing amortization and applicable payroll taxes for the respective periods. On December 31, 2002, 1,967,843 shares of restricted stock vested and 91,458 restricted stock units vested and such restricted stock units were converted to Class A common stock and cash. Additionally, on June 27, 2003, 833,091 shares of restricted stock vested and 48,827 restricted stock units vested and such restricted stock units were converted to

Class A common stock and cash. The Company withheld 269,873 shares of such Class A common stock from the vested shares for the payment of the payroll taxes of the employees associated with the vesting of such restricted stock and restricted stock units on June 27, 2003. The shares were withheld by the Company at an average cost of $22.80 and were recorded as treasury stock. As of September 30, 2003, the remaining $45,534 of unearned compensation plus related payroll taxes will be recognized as initial public offering restricted stock awards compensation expense as the awards vest through June 27, 2006.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the plan, stock options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to directors. The stock option price is determined by the Committee, provided that for stock options issued to participants in the United States, the stock option price should not be less than 100% of the fair market value of the underlying shares on the date the stock option is granted and no stock option should be exercisable later than the tenth anniversary of its grant. The nonqualified stock options vest over a period of four years and expire in ten years. The following table summarizes stock option activity during 2003 and 2002:

	2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	4,089,003	$19.29	—	$—
Granted	3,844,793	24.19	4,106,703	19.29
Exercised	(35,808)	19.00	—	—
Forfeited	(105,999)	20.11	(17,700)	19.00

Outstanding at end of fiscal year	7,791,989	$21.70	4,089,003	$19.29

Exercisable options outstanding at end of fiscal year	1,106,256	$19.42	—	$—

The weighted-average estimated fair market value of employee stock options granted during 2003 and 2002 was $8.59 and $6.50 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock. The following table summarizes information about stock options outstanding at September 30, 2003.

	Outstanding Options			Exercisable Options
	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Term (Years)	Number Outstanding	Weighted- Average Exercise Price
Reasonable price range groupings:
$19.00	3,726,037	$19.00	8.7	1,026,936	$19.00
$23.50-$28.00	4,017,465	24.08	9.7	77,919	24.69
$32.45	48,487	32.45	9.2	1,401	32.45

	7,791,989	$21.70	9.2	1,106,256	$19.42

18. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending matter to have a material adverse affect on the business, financial condition or results of operations of the Company.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of September 30, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

19. Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Net Unrealized Gains (Losses)	Accumulated Other Compre- hensive Income (Loss)
As of September 30, 2000	$(528)	$—	$2,191	$1,663
Other comprehensive income (loss)	(239)	—	(2,191)	(2,430)

As of September 30, 2001	(767)	—	—	(767)
Other comprehensive income (loss)	17,648	(690)	—	16,958

As of September 30, 2002	16,881	(690)	—	16,191
Other comprehensive income (loss)	22,699	(333)	—	22,366

As of September 30, 2003	$39,580	$(1,023)	$—	$38,557

20. Income Taxes

Prior to the Company’s transition to a corporate structure, no provision for income taxes was made as the liability for such taxes were that of the former owners. As a result of the Company’s transition to a corporate structure on May 31, 2002, a tax expense of $21,711 was recognized in fiscal 2002 related to deferred tax assets and liabilities recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, arising from temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of transition.

For the year ended September 30, 2003 and for the four month period subsequent to the transition to a corporate structure in fiscal 2002, the Company’s provision for income taxes aggregated $66,364 and $11,342 ($33,053 income tax expense less the $21,711 tax expense related to the transition to a corporate structure), respectively, and consisted of the following:

	2003			2002
	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$24,018	$31,931	$55,949	$25,740	$(16,108)	$9,632
State and local	3,808	4,254	8,062	4,808	(3,314)	1,494
Foreign	2,353	—	2,353	216	—	216

	$30,179	$36,185	$66,364	$30,764	$(19,422)	$11,342

At September 30, 2003 and 2002, the Company had income taxes payable of $17,401 and income taxes receivable of $2,091, respectively. Payments for the current federal income tax liability for 2003 will be reduced by approximately $12,000 for the vesting of restricted stock and restricted stock units and the exercise of nonqualified stock options. The tax benefit resulting from the vesting of the restricted stock and stock units and the exercise of these options has been credited to additional paid-in capital. Income tax expense for the period subsequent to transition differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before taxes ($160,641 for the year ended September 30, 2003, and $10,361 for the period June 1, 2002 through September 30, 2002) as a result of the following:

	2003	2002
Provision for taxes at U.S. federal statutory rate	$56,224	$3,626
Increase (reduction) in income taxes resulting from:
Costs of transition to corporate structure	—	4,530
State and local income taxes, net of federal income tax benefit	5,040	972
Nondeductible expenses	839	592
Foreign earnings taxed at varying rates and foreign losses not tax effected	2,923	1,401
Other	1,338	221

	$66,364	$11,342

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2003	2002
Deferred tax assets:
Accrued expenses	$20,181	$23,910
Foreign tax loss carryforwards	27,579	27,859
Other	12,505	3,176

	60,265	54,945
Valuation allowance	(27,579)	(27,859)

	$32,686	$27,086

Deferred tax liabilities:
Compensation and benefits	$12,286	$15,805
Income deferred for tax purposes	3,332	2,282
Goodwill amortization	27,633	1,460
Depreciation and amortization	10,273	5,583
Other	17,638	4,245

	$71,162	$29,375

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the foreign net operating loss carryforwards which expire in 2004 through 2018. Foreign taxable loss for the year ended September 30, 2003, and for the four-month period ended September 30, 2002 was $11,922 and $21,477, respectively. Consolidated taxable income for the year ended September 30, 2003, and for the four month period ended September 30, 2002, was $163,263 and $26,457, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

21. Segments and Geographic Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). The Company’s recent acquisition of Cyborg expands Hewitt’s outsourcing service offering to include payroll administration, allows Hewitt to provide clients with a standalone payroll service and, importantly, enables Hewitt to offer a comprehensive range of human resources services. Hewitt’s payroll services include installed payroll software and fully outsourced processing. Hewitt’s workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Hewitt operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the outsourcing and consulting businesses. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information services, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount.

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2003	2002	2001
Outsourcing (1) (2)
Revenues before reimbursements (net revenues)	$1,247,234	$1,115,462	$951,884
Segment income before the non-recurring software charge (3)	245,905	272,702	164,425
Segment income (3)	245,905	272,702	137,956
Net client receivables and work in process	258,815	193,996
Goodwill and certain intangible assets	53,837	—
Deferred contract costs	140,418	128,172

Consulting (4)
Revenues before reimbursements (net revenues)	$734,422	$600,735	$523,777
Segment income (3)	136,380	161,787	168,766
Net client receivables and work in process	209,758	200,188
Goodwill and certain intangible assets	312,996	282,088
Deferred contract costs	—	—

Total Company
Revenues before reimbursements (net revenues)	$1,981,656	$1,716,197	$1,475,661
Reimbursements	49,637	33,882	26,432

Total revenues	$2,031,293	$1,750,079	$1,502,093

Segment income before the non-recurring software charge (3)	$382,285	$434,489	$333,191
Non-recurring software charge	—	—	26,469

Segment income (3)	382,285	434,489	306,722

Charges not recorded at the Segment level:
One-time charges (5)	—	26,143	—
Initial public offering restricted stock awards (6)	39,010	27,525	—
Unallocated shared costs (3)	165,294	140,501	121,020

Operating income (3)	$177,981	$240,320	$185,702

Net client receivables and work in process	$468,573	$394,184
Goodwill and certain intangible assets	366,833	282,088
Deferred contract costs	140,418	128,172
Assets not reported by segment	621,982	543,074

Total assets	$1,597,806	$1,347,518

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC . As such, their results are included in the Company’s results from the respective acquisition dates.

(2)

The fiscal year 2001 Outsourcing results include the results of Sageo prior to the decision to transition Sageo clients from Sageo’s website to the Total Benefits Administration™ web interface. In the year ended

September 30, 2001, stand-alone company expenses were eliminated, Sageo website development spending ceased and the Sageo employees who worked within the stand-alone Sageo operation were terminated or redeployed. Sageo contributed $10,342 of Outsourcing net revenues and reduced Outsourcing segment income by $73,462 for the year ended September 30, 2001.

(3)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation as compensation and related expenses in arriving at segment income.

(4)	On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment’s results from the acquisition date.

(5)	In connection with the Company’s transition to a corporate structure, the following one-time charges were incurred: a) $8,300 of non-recurring compensation expense related to the establishment of a vacation liability for its former owners and b) $17,843 of non-recurring compensation expense resulting from certain owners receiving more common stock than their proportional share of total capital, without offset for those owners who receive less than their proportional share of stock.

(6)	Compensation expense of $39,010 and $27,525 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

Revenues and long-lived assets for the years ended September 30 are indicated below. Revenues are attributed to geographic areas based on the country where the associates perform the services. Long-lived assets include net property and equipment, deferred contract costs, goodwill and intangible assets, such as capitalized software.

	Year Ended September 30,
	2003	2002	2001
Revenues
United States	$1,687,861	$1,571,747	$1,380,991
United Kingdom	210,515	84,313	30,017
All Other Countries	132,917	94,019	91,085

Total	$2,031,293	$1,750,079	$1,502,093

Long-Lived Assets
United States	$498,989	$445,131
United Kingdom	313,754	296,862
All Other Countries	38,706	15,694

Total	$851,449	$757,687

22. Regulated Subsidiary

Hewitt Financial Services LLC (“HFS”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer. HFS is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” and has elected to compute its net capital in accordance with the “Alternative Standard” of that rule. As of September 30, 2003 and 2002, HFS had regulatory net capital, as defined, of $2,402 and $1,641, respectively, which exceeded the amounts required by $2,397 and $1,636, respectively.

INDEX TO EXHIBITS

Exhibit	Description

2.1*	Business Amalgamation Agreement between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

2.2*	Amendment to Business Amalgamation Agreement, between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 2.2 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002.)

3.1*	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

3.2*	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1*	Specimen Class A Common Stock Certificate of the Registrant (incorporated herein by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.1*	Amended and Restated Multicurrency Promissory Note, dated February 23, 1998 (incorporated herein by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.2*	Hewitt Global Stock and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3*	Amended and Restated Registration Rights Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.4*	Hewitt Associates LLC Note Purchase Agreement, dated May 1, 1996, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated herein by reference to Exhibit 10.4 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.5*	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated herein by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.6*	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated herein by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.7*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated herein by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.8*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series C), dated as of June 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.93% Senior Notes, Series C, due June 30, 2007 (incorporated herein by reference to Exhibit 10.8 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.9*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series D), dated as of October 1, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 7.65% Senior Notes, Series D, due October 15, 2005 (incorporated herein by reference to Exhibit 10.9 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.10*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated herein by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.11*	Transfer Restriction Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.11 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.12*+	Distribution Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.12 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.13*	Revolving and Term Credit Facility by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto dated as of May 28, 1996, as amended by Amendments 1 through 6 thereto (incorporated herein by reference to Exhibit 10.13 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.14*	Transfer Restriction Agreement between Hewitt Associates, Inc. and the partners of Bacon & Woodrow (incorporated herein by reference to Exhibit 10.14 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.15*	Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.16*	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated herein by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.17*	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranch 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated herein by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.18*	Ownership Interest Transfer Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.18 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.19*	Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.19 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.20*	Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.20 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.21*	Seventh Amendment to Revolving and Term Credit Agreement by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto (incorporated herein by reference to Exhibit 10.21 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.22*	Three Year Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.22 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.23*	364-Day Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.23 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.24*	Aggregate Term Facility, dated as of June 5, 2002 and amended on August 29, 2002, by and among Hewitt Bacon & Woodrow Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.24 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002.)

10.25*	Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.25 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.26*	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for The Woodlands, Texas property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.26 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.27*	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for the Orlando, Florida property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.27 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.28*	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of May 15, 1989, as amended by amendments 1 through 9 thereto. (incorporated by reference to Exhibit 10.28 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.29*	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of August 15, 1995, as amended by amendments on October 1, 1995 and September 28, 2001. (incorporated by reference to Exhibit 10.29 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.30*	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of December 1, 1989, as amended on September 28, 2001. (incorporated by reference to Exhibit 10.30 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.31*	Stockholders’ Agreement by and among Hewitt Associates, Inc., Hewitt Holdings LLC and the Covered Persons signatory thereto dated as of July 1, 2003. (incorporated by reference to Exhibit 10.31 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.32*	Guaranty Agreement, dated as of March 7, 2003, by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates. (incorporated by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.33	Amendment to the Three Year Credit Agreement, dated as of September 27, 2003, between Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA.

10.34	Amended Schedule A, dated as of August 1, 2003, and to the Guaranty Agreement by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates, dated as of March 7, 2003.

14.	Code of Ethics.

21.	Subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	As previously filed.

*+	Confidential treatment has been granted for portions of this document.