Form 10-Q
period 2003-12-31
HEWITT ASSOCIATES INC
filed 2004-01-30
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at December 31, 2003
Class A Common Stock - $0.01 par value	30,470,600
Class B Common Stock - $0.01 par value	63,360,983
Class C Common Stock - $0.01 par value	4,603,915

98,435,458

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share and per share amounts)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$250,731	$227,505
Client receivables and unbilled work in process, less allowances of $15,734 at December 31, 2003 and $15,011 at September 30, 2003	475,371	468,573
Prepaid expenses and other current assets	45,435	38,204
Deferred income taxes, net	8,948	8,948

Total current assets	780,485	743,230

Non-Current Assets
Deferred contract costs	142,236	140,418
Property and equipment, net	236,881	237,476
Capitalized software, net	89,624	95,054
Other intangible assets, net	111,747	107,540
Goodwill, net	277,014	259,294
Other assets, net	20,914	14,794

Total non-current assets	878,416	854,576

Total Assets	$1,658,901	$1,597,806

LIABILITIES
Current Liabilities
Accounts payable	$20,551	$14,508
Accrued compensation and benefits	94,680	147,821
Accrued expenses	117,851	95,228
Advanced billings to clients	115,244	108,272
Short-term debt and current portion of long-term debt	44,407	33,000
Current portion of capital lease obligations	4,893	6,602
Employee deferred compensation and accrued profit sharing	58,128	47,583

Total current liabilities	455,754	453,014

Long-Term Liabilities
Debt, less current portion	135,707	135,563
Capital lease obligations, less current portion	82,378	83,191
Deferred contract revenues	113,835	118,167
Other long-term liabilities	75,172	70,386
Deferred income taxes, net	46,974	47,424

Total long-term liabilities	454,066	454,731

Total Liabilities	$909,820	$907,745

Commitments and Contingencies (Note 8)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

(Dollars in thousands except for share and per share amounts)

	December 31, 2003	September 30, 2003
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 30,470,600 and 30,463,187 shares issued and outstanding, as of December 31, 2003 and September 30, 2003, respectively	$305	$305
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 63,360,983 and 63,420,466 shares issued and outstanding, as of December 31, 2003 and September 30, 2003, respectively	634	634
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,603,915 shares issued and outstanding as of December 31, 2003 and September 30, 2003	46	46
Restricted stock units, 172,255 and 173,998 units issued and outstanding, as of December 31, 2003 and September 30, 2003, respectively	3,269	3,302
Additional paid-in capital	626,507	627,329
Cost of common stock in treasury, 270,294 shares of Class A common stock	(6,164)	(6,164)
Retained earnings	100,949	71,586
Unearned compensation	(40,301)	(45,534)
Accumulated other comprehensive income	63,836	38,557

Total stockholders’ equity	749,081	690,061

Total Liabilities and Stockholders’ Equity	$1,658,901	$1,597,806

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended December 31,
	2003	2002
Revenues:
Revenues before reimbursements (net revenues)	$531,964	$480,319
Reimbursements	18,725	13,606

Total revenues	550,689	493,925

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	336,409	311,539
Initial public offering restricted stock awards	4,119	24,885
Reimbursable expenses	18,725	13,606
Other operating expenses	104,726	94,413
Selling, general and administrative expenses	30,780	19,436

Total operating expenses	494,759	463,879

Operating income	55,930	30,046
Other expenses, net:
Interest expense	(4,836)	(5,316)
Interest income	329	643
Other income (expense), net	(1,872)	(278)

	(6,379)	(4,951)

Income before income taxes	49,551	25,095
Provision for income taxes	20,188	10,337

Net income	$29,363	$14,758

Earnings per share:
Basic	$0.31	$0.16
Diluted	$0.30	$0.15
Weighted average shares:
Basic	95,796,640	93,087,288
Diluted	97,546,144	96,562,679

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$29,363	$14,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,887	19,322
Amortization	10,628	7,548
Initial public offering restricted stock awards	3,503	22,624
Director stock remuneration	20	35
Deferred income taxes	(450)	7
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	(4,194)	16,273
Prepaid expenses and other current assets	(6,424)	(27,968)
Deferred contract costs	(2,008)	(480)
Accounts payable	5,715	(8,126)
Accrued compensation and benefits	(54,421)	(3,975)
Accrued expenses	26,052	6,637
Advanced billings to clients	6,791	19,718
Deferred contract revenues	(4,429)	(1,919)
Employee deferred compensation and accrued profit sharing	10,512	(2,685)
Other long-term liabilities	5,239	(3,760)

Net cash provided by operating activities	45,784	58,009
Cash flows from investing activities:
Additions to property and equipment	(16,957)	(5,331)
Cash paid for acquisitions and transaction costs, net of cash received	(1,123)	(6,846)
Increase in other assets	(12,974)	(15,703)

Net cash used in investing activities	(31,054)	(27,880)
Cash flows from financing activities:
Proceeds from the exercise of stock options	704	—
Short-term borrowings	14,491	3,481
Repayments of short-term borrowings	(4,803)	—
Repayments of capital lease obligations	(2,471)	(2,306)
Payment of offering costs	—	(32)

Net cash provided by financing activities	7,921	1,143
Effect of exchange rate changes on cash and cash equivalents	575	396

Net increase in cash and cash equivalents	23,226	31,668
Cash and cash equivalents, beginning of period	227,505	136,450

Cash and cash equivalents, end of period	$250,731	$168,118

Supplementary disclosure of cash paid during the period:
Interest paid	$5,831	$5,792
Income taxes paid	$4,507	$431

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Unaudited)

(Dollars in thousands except for share and per share amounts)

1.	Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources outsourcing and consulting services. The Company’s outsourcing business is comprised of employee benefit plan, payroll and workforce management administration services. Hewitt’s consulting business is comprised of advisory services in health management, retirement and financial management, and talent and organization consulting.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc., (“Cyborg”) a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in the Company’s and the Outsourcing segment’s results from the acquisition date (see Note 5).

On June 15, 2003, the Company acquired the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation. The results of the benefit administration and retirement consulting and actuarial businesses of Northern Trust Corporation are included in the Company’s and the Outsourcing and Consulting segments’ results from the acquisition date (see Note 5).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2003, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software were not material. Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. The Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

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

The Company’s clients typically pay for consulting services either on a time-and-materials or on a fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized at the completion of the project or as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project.

The Company has contracts for multiple services primarily in the Outsourcing segment. In these contracts, standalone deliverables include core services, such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, and standalone ancillary services, such as Your Total Rewards, which are tracked and valued separately. The upfront, non-refundable implementation fees on outsourcing standalone deliverables are also deferred and recognized over the life of the contract, so that revenues for both implementation services and ongoing services are generally recorded over the same period (e.g. life of the contract). Consulting services provided in connection with outsourcing engagements are accounted for at the time services are provided and are valued based on prevailing market rates.

Revenues earned in excess of billings are recorded as unbilled work in process. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts are required to set up a client and their human resource or benefit programs on the Company’s systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period between the initiation of ongoing services through the end of the contract term. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs. Additionally, at December 31, 2003, and at September 30, 2003, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for contract and project loss reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, asset impairment, taxes, and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually, or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the unit of the Company’s business to which the goodwill has been assigned, to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of estimates and assumptions. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. See Note 10 for additional information on goodwill and intangible assets.

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

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer for four years from the grant date. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards and exercised stock options are considered outstanding. Restricted stock awards vest 25 percent on each anniversary of the grant date and are not considered outstanding in earnings per share until the vesting date.

The Company also grants nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a term of ten years.

For purposes of pro forma disclosures, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share for the three months ended December 31, 2003 and 2002, would have been as follows:

	2003	2002
Net income:
As reported	$29,363	$14,758
Reported stock-based compensation expense, net of tax	2,430	14,682
Pro forma stock-based compensation expense, net of tax	(4,582)	(15,725)

Pro forma net income	$27,211	$13,715

Net income per share – basic:
As reported	$0.31	$0.16
Pro forma	$0.28	$0.15

Net income per share – diluted:
As reported	$0.30	$0.15
Pro forma	$0.28	$0.14

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive potential common stock equivalents.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended December 31,
	2003	2002
Net income as reported	$29,363	$14,758

Weighted-average number of shares of common stock for basic	95,796,640	93,087,288
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	696,062	2,529,456
Unexercised in-the-money stock options	1,053,442	945,935

Weighted-average number of share of common stock for diluted	97,546,144	96,562,679

Earnings per share—basic	$0.31	$0.16

Earnings per share—diluted	$0.30	$0.15

4.	Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2003	2002
Net income	$29,363	$14,758
Other comprehensive income:
Foreign currency translation adjustments	25,279	6,246

Accumulated other comprehensive income	$54,642	$21,004

The change in the foreign currency translation during the three months ended December 31, 2003, as compared to the three months ended December 31, 2002, was primarily due to an increase in the value of the British pound sterling relative to the U.S. dollar.

5.	Acquisitions

Cyborg Worldwide, Inc.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg operates within the Company’s Outsourcing segment. The purchase price totaled $43,645, and was comprised of $43,000 of cash and $645 of acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000 payable through 2006. The determination of contingent payments, if any, is made annually.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, the Company acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefit administration business operates within the Company’s Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third-party contract rights and obligations applicable to the acquired business, computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility, and the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility. The preliminary allocation of the purchase price resulted in the allocation of $7,821 to goodwill. The Company expects all of the goodwill to be deductible for U.S. tax purposes. As part of the acquisition agreement, the Company has agreed with the Northern Trust Corporation to recommend, on a non-exclusive basis, Northern Trust Corporation’s custody, trustee and benefit payment services to the Company’s clients and prospective clients and Northern Trust Corporation has agreed to recommend the Company’s outsourcing services to its clients and prospective clients.

6.	Related Party Transactions

The Company entered into real estate transactions with Hewitt Holdings and its subsidiaries in prior years on terms comparable to those which would have been obtained in an arm’s length transaction. Hewitt Holdings owns significant real estate assets and substantially all of its activities involve assets that are leased to the Company. On March 7, 2003, Hewitt Holdings sold its Newport Beach property to a third party who then assumed the lease with the Company. The remaining office space operating leases generally have 15 year terms and expire between 2014-2020. The investments in the properties owned by Hewitt Holdings and its subsidiaries were funded through capital contributions by Hewitt Holdings and third-party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is an obligation of Hewitt Holdings and its subsidiaries, and is not an obligation of, nor guaranteed by, the Company.

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of the Company, is providing certain support services to Hewitt Holdings, primarily in the financial, real estate and legal departments, as may be requested by Hewitt Holdings from time to time. Hewitt Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services. Hewitt Associates LLC may charge Hewitt Holdings separately for additional services on a time and materials basis. Through December 31, 2003, fees for all services Hewitt Associates LLC has provided under the services agreement, totaling $35 for the three months ended December 31, 2003 and $13 for the comparable prior year period, have been paid by Hewitt Holdings.

7.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at December 31, 2003 and September 30, 2003, consisted of the following

	December 31, 2003	September 30, 2003
Client receivables	$303,047	$278,966
Unbilled work in process	172,324	189,607

	$475,371	$468,573

Approximately $5,000 of long-term unbilled work in process is classified within other assets, net.

8.	Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of December 31, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

9.	Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of December 31, 2003, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of December 31, 2003, there were 12,030,868 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering in June 2002, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units at $19.02 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the three months ended December 31, 2003 and 2002, compensation and related expenses of $4,119 and $24,885, respectively, was recorded for the initial public offering-related awards. On December 31, 2002, 1,967,843 shares of restricted stock vested and 91,458 restricted stock units vested and the restricted stock units were converted to Class A common stock and cash.

As of December 31, 2003, the $40,301 of unearned compensation within stockholders’ equity is related to the unvested initial public offering restricted stock awards and will be amortized evenly as the awards vest through June 27, 2006, and adjusted for payroll taxes and forfeitures.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest annually over a period of four years. As of December 31, 2003, the Company has 7,695,785 options outstanding with a weighted average exercise price of $21.76.

10.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the three months ended December 31, 2003, no impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill by segment for the three months ended December 31, 2003:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2003	$26,741	$232,553	$259,294
Additions and other adjustments	1,255	(38)	1,217
Effect of changes in foreign exchange rates	(4)	16,507	16,503

Balance at December 31, 2003	$27,992	$249,022	$277,014

Goodwill additions during the three months ended December 31, 2003, resulted from an acquisition of the remaining interest in one of the Company’s subsidiaries in India and from a purchase price allocation adjustment related to the NTRC acquisition.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at December 31, 2003 and September 30, 2003:

	December 31, 2003			September 30, 2003
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Capitalized software	$221,543	$131,919	$89,624	$219,220	$124,166	$95,054
Trademarks	12,307	3,812	8,495	11,517	2,962	8,555
Customer relationships	108,135	4,883	103,252	102,392	3,407	98,985

Total	$341,985	$140,614	$201,371	$333,129	$130,535	$202,594

Amortization expense related to definite-lived intangible assets for the three months ended December 31, 2003 and 2002, are as follows:

	2003	2002
Capitalized software	$8,807	$7,040
Trademarks	600	508
Customer relationships	1,221	—

Total	$10,628	$7,548

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The allocation of the purchase price to acquired net assets resulted in the allocation of £45,200, or $65,874 as of the acquisition date, to a customer relationships intangible asset with an indefinite life. In the quarter ended September 30, 2003, the Company began amortizing the customer relationships intangible asset arising from its acquisition of Bacon & Woodrow by taking a charge for the year then ended. The Company is amortizing the intangible asset in two classes on a straight-line basis over 15 and 30 years. The allocation between the two classes was based primarily on customer revenue size. The useful life for each class was based primarily on historical customer turnover, the relative difficulty in the ability of customers to switch service providers and the nature and complexity of the customers. The Company estimates that it will record amortization expense of approximately £408 ($728 at a December 31, 2003 exchange rate) per quarter thereafter through the end of the 15 year period and approximately £345 ($616 at a December 31, 2003 exchange rate) per quarter thereafter through the end of the 30 year period. The balance of the Bacon & Woodrow customer relationships intangible asset was $80,723 at the current exchange rate at December 31, 2003.

Estimated amortization expense related to intangible assets with definite lives at September 30, 2003, for each of the years in the five-year period ending September 30, 2008 and thereafter is as follows:

Fiscal year ending:	2004	2005	2006	2007	2008	2009 and thereafter	Total
Estimated intangibles amortization expense	$39,716	$32,881	$26,095	$17,516	$10,865	$75,521	$202,594

11.	Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). The Company’s expanded outsourcing service offering includes payroll administration, which allows Hewitt to provide clients with a stand-alone payroll service and enables Hewitt to complete its comprehensive range of human resources services. Hewitt’s payroll services include fully outsourced payroll processing to payroll software licensing. Hewitt’s workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Hewitt operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the outsourcing and consulting businesses. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information services, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount.

The table below presents information about the Company’s reportable segments for the periods presented:

	Three Months Ended December 31,
	2003	2002
Outsourcing (1)
Revenues before reimbursements (net revenues)	$355,083	$308,173
Segment income	79,681	68,713

Consulting
Revenues before reimbursements (net revenues)	$176,881	$172,146
Segment income	22,433	26,201

Total Company
Revenues before reimbursements (net revenues)	$531,964	$480,319
Reimbursements	18,725	13,606

Total revenues	$550,689	$493,925

Segment income	$102,114	$94,914
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	4,119	24,885
Unallocated shared costs	42,065	39,983

Operating income	$55,930	$30,046

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC (see Note 5). As such, their results are included in the Company’s results from the respective acquisition dates.

(2)	Compensation expense of $4,119 and $24,885 for the three months ended December 31, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

12.	Subsequent Events

On January 28, 2004, the Company’s Board of Directors authorized the holders of Class B and Class C common stock to sell up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the Securities Act.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our consolidated financial statements and related notes presented earlier in this Quarterly Report on Form 10-Q. Please also refer to our consolidated financial statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional information. In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see some of the risks and uncertainties described below and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

We use the terms “Hewitt”, “the Company”, “we”, “us” and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries.

We use the term “Hewitt Holdings” to refer to Hewitt Holdings LLC. Hewitt was a wholly-owned subsidiary of Hewitt Holdings prior to Hewitt’s initial public offering in June 2002.

We use the term “owner” to refer to the individuals who are current or retired members of Hewitt Holdings LLC. These individuals (with the exception of our retired owners) became employees of Hewitt Associates, Inc. upon the completion of our transition to a corporate structure on May 31, 2002.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004” or “fiscal 2004 “means the twelve-month period that ends September 30, 2004. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries provide global human resources outsourcing and consulting services. Of our $2.0 billion of consolidated net revenues for fiscal 2003, 63% was generated in our Outsourcing segment and 37% was generated in our Consulting segment. For the first quarter of 2004, Outsourcing accounted for 67% of net revenues, while Consulting accounted for 33%.

Consolidated Financial Highlights

Net revenues increased 11% to $532 million in the first quarter of 2004 from $480 million in the prior year first quarter. Favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar and acquisitions in the past year contributed significantly to the increase. After adjusting for these factors, net revenue growth over the prior year quarter was $18 million or 4%. We continued to see growth in the number of Outsourcing clients and participants we serve as well as increased one-time project work in the first quarter. Declines in demand for our discretionary consulting services were offset by growth in health benefit management consulting and modest growth in retirement plan consulting.

Operating income increased 86% to $56 million in the first quarter of 2004, from $30 million in the prior year first quarter. After excluding the non-cash initial public offering restricted stock awards, operating income was $60 million in the first quarter of 2004, as compared to $55 million in the prior year. As a percentage of revenue, operating income, excluding the initial public offering restricted stock awards, was 11% in both the first quarter of 2004 and 2003. Increases in Outsourcing segment margin, due to continued efforts to leverage scale and technology in our benefits delivery outsourcing business, were offset by decreases in Consulting segment margin, primarily related to slower revenue growth and increased costs this quarter associated with new office space for our operations.

Outsourcing

Since we first began providing outsourcing services in 1991, we have made significant investments in technology, personnel and office space to build our capabilities and address market opportunity. To maintain our outsourcing leadership position, we remain committed to making significant ongoing investments in technology, infrastructure, and people, in expanding our business and driving greater efficiencies. With the investments that we have made in the benefits administration business to date, our recent acquisitions of Cyborg and NTRC, and our investments in workforce management administration, we expect to be able to continue to improve our outsourcing capabilities and attract new clients.

Consulting

In our consulting business, we are engaged by our clients to provide a wide range of human resources services. We experience a high level of recurring work because of our clients’ annual needs for certain of our services, such as actuarial valuations of defined benefit plans and consultation regarding the processes of compensation review and health plan selection and negotiation. Certain of our consulting services, however, support more discretionary or event-driven client activities, including the re-engineering of a client’s human resources policies, corporate restructuring and change (e.g. mergers and acquisitions), and programs and projects designed to improve human resources effectiveness. As we have seen in our business and industry, the demand for these services can be affected by general economic conditions, the financial position of our clients and the particular strategic activities they may be considering, and, therefore, is variable from period to period and more difficult for us to predict.

Rule 144 Sales

On January 28, 2004, our Board of Directors authorized the holders of Class B and Class C common stock to sell up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the Securities Act.

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

Our clients pay for our consulting services either on a time-and-materials basis or on a fixed-fee basis. We recognize revenues under time-and-materials based arrangements as services are provided. On fixed-fee engagements, we recognize revenues at the completion of the project or as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Each project has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about overall profitability and stage of project completion which impacts how we recognize revenue. Estimates are continuously monitored during the term of the engagement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

The Company has contracts with multiple services primarily in the Outsourcing segment. In these contracts, standalone deliverables include core services, such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, and standalone ancillary services, such as Your Total Rewards, which are tracked and valued separately. The upfront, non-refundable implementation fees on outsourcing standalone deliverables are also deferred and recognized over the life of the contract, so that revenues for both implementation services and ongoing services are generally recorded over the same period (e.g. life of the contract). Consulting services provided in connection with outsourcing engagements are accounted for at the time services are provided and are valued based on prevailing market rates. Most Consulting assignments are also very short-term in nature, so that the risks of recognizing revenue in the wrong period or at different values for separate elements is significantly reduced.

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

Goodwill and Other Intangible Assets

We evaluate our goodwill for impairment whenever indicators of impairment exist, with reviews at least annually. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. Our estimate of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. Factors mitigating this risk include our servicing a diverse client base such that we do not have significant industry concentrations among our clients. Also, for the three months ended December 31, 2003 and 2002, no single client accounted for more than 10% of our total revenues.

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

Stock-Based Compensation

Our stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units and nonqualified stock options as well as other forms of stock-based compensation. For additional information on stock-based compensation, we refer you to Note 9 to the consolidated financial statements.

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

As of December 31, 2003, nonqualified stock options to acquire a total of 7,695,785 shares of Class A common stock were outstanding. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during the three months ended December 31, 2003 and 2002, we would have recorded approximately $2.2 million and $1.0 million, respectively, in additional expense, and reported net income of $27 million and $14 million, respectively. The earnings per basic and diluted share for the three months ended December 31, 2003 would have been $0.28 and $0.28, respectively. The difference between the diluted earnings per share as reported and the diluted earnings per share under the provisions of SFAS No. 123 would have been ($0.02) for the three months ended December 31, 2003. For the three months ended December 31, 2002, the earnings per basic and diluted share would have been $0.15 and $0.14, respectively. The difference between the earnings per share as reported and the earnings per share under the provisions of SFAS No. 123 would have been ($0.01) for the three months ended December 31, 2002.

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

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended December 31, 2003 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary, in the opinion of management, to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended December 31,		Increase/ (Decrease)		% of Net Revenue Three Months Ended December 31,
	2003	2002	Amount	%	2003	2002
	(in thousands)
Revenues:
Revenues before reimbursements (net revenues)	$531,964	$480,319	$51,645	10.8%	100.0%	100.0%
Reimbursements	18,725	13,606	5,119	37.6	3.5	2.8

Total revenues	550,689	493,925	56,764	11.5	103.5	102.8

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	336,409	311,539	24,870	8.0	63.2	64.9
Initial public offering restricted stock awards	4,119	24,885	(20,766)	(83.4)	0.8	5.2
Reimbursable expenses	18,725	13,606	5,119	37.6	3.5	2.8
Other operating expenses	104,726	94,413	10,313	10.9	19.7	19.6
Selling, general and administrative expenses	30,780	19,436	11,344	58.4	5.8	4.0

Total operating expenses	494,759	463,879	30,880	6.7	93.0	96.5

Operating income	55,930	30,046	25,884	86.1	10.5	6.3
Other expenses, net	(6,379)	(4,951)	(1,428)	28.8	(1.2)	(1.0)

Income before income taxes	49,551	25,095	24,456	97.5	9.3	5.3
Provision for income taxes	20,188	10,337	9,851	95.3	3.8	2.2

Net income	$29,363	$14,758	$14,605	99.0%	5.5%	3.1%

Three Months Ended December 31, 2003 and 2002

Net Revenues

Net revenues for the three months ended December 31, 2003, increased 11% to $532 million from $480 million in the comparable prior year period. Adjusting for the effects of acquisitions and the favorable effects of foreign currency translation, net revenues grew 4%. Outsourcing net revenues increased by 15% to $355 million in the quarter from $308 million in the comparable prior year period. Excluding the effects of the acquisitions of Cyborg and NTRC and favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar period over period, Outsourcing net revenues increased 7% in the quarter. Outsourcing revenue growth was from the addition of new clients as well as an increase in one-time projects. Consulting net revenues increased by 3% to $177 million in the three months ended December 31, 2003, from $172 million in the comparable prior year period. The majority of this growth was due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar period over period, the acquisition of NTRC, and a small acquisition in Ireland in the fourth quarter of 2003. Adjusting for the effects of favorable foreign currency translation and the acquisitions, Consulting net revenues decreased 3% in the three months ended December 31, 2003, over the comparable prior year period. We continue to see some softness in the consulting industry. Declines in demand for our discretionary consulting services were offset by growth in health benefit management consulting and modest growth in retirement plan consulting.

Compensation and Related Expenses

Compensation and related expenses (which include all personnel costs and related expenses) increased 8% to $336 million for the three months ended December 31, 2003, from $312 million in the comparable prior year period, but declined as a percentage of net revenues to 63% from 65%, respectively. This decrease as a percentage of net revenues is primarily due to our continued effort to increase productivity and leverage technology within our benefits delivery outsourcing business. These reductions in costs were offset by increases in employee headcount from 2003 acquisitions, wage increases, and increases in outsourcing personnel to support the growth of workforce management and benefit administration outsourcing.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $71 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through December 31, 2003, of which $4 million was recorded in the three months ended December 31, 2003 and $25 million was recorded in the comparable prior year period. The decrease in the initial public offering restricted stock award expense for the three months ended December 31, 2003 over the comparable prior year period related to the timing of the vesting of the awards. The remaining $40 million of unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs) increased 11% to $105 million in the three months ended December 31, 2003 from $94 million in the comparable prior year period, but remained constant at 20% of net revenues in both years. The $10 million period-over-period increase in other operating expenses primarily reflects the inclusion of operating costs from entities acquired in 2003, the inclusion of charges for the exit of a leased facility of approximately $3 million and increased rental expenses. These increases were partially offset by lower telecommunications expenses in our Outsourcing segment. Adjusting for the effects of the acquisitions in fiscal 2003, other operating expenses as a percentage of net revenues decreased to 19% compared to 20% for the three months ended December 31, 2003. The decrease as a percentage of net revenues was primarily the result of revenue growing at a faster rate than other operating expenses and our leveraging prior technology investments to support expanded and new business.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and contract valuation reserves and other general office expenses) increased 58%, or $11 million, to $31 million in the three months ended December 31, 2003 from $19 million in the comparable prior year period. As a result, as a percentage of net revenues, SG&A costs increased to 6% compared to 4% in the prior year period. The increase is due to reserves for anticipated costs in excess of anticipated revenue for two of our workforce management clients, as well as increased professional services expenses, expenses from 2003 acquired entities, increased insurance costs, increased intangible asset amortization, and bad debt expense. Adjusting for the effects of the acquisitions in fiscal 2003, SG&A expenses as a percentage of net revenues were 5% and 4% in the three months ended December 31, 2003 and 2002, respectively.

Other Expenses, Net

Other expenses, net (which includes net interest expense, equity earnings on unconsolidated ventures and other miscellaneous items) were $6 million in the three months ended December 31, 2003, compared to $5 million in the comparable prior year period. As a percentage of net revenues, other expenses, net was 1% or less in both periods. Interest expense remained flat at $5 million in the three months ended December 31, 2003 and 2002, respectively. A small increase in our variable rate debt this quarter had a slight impact on interest expense due to the majority of our debt being at fixed rates with only minimal changes in principal period over period.

Provision for Income Taxes

The provision for income taxes was $20 million for the three months ended December 31, 2003, compared to $10 million in the comparable prior year period, an increase of 95%. The increase in the provision for income taxes in the three months ended December 31, 2003, over the comparable prior year period is due to increased income before income taxes. For the year ending September 30, 2004, the Company expects to report an effective tax rate of approximately 41% of its income before income taxes and as such, has apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment, however, actual income or taxes may differ.

Segment Results

We operate many of the administrative functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared service functions include general office support and space management, overall corporate management, finance and general counsel. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information services, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

(in thousands)

Business Segments	Three Months Ended December 31,		Increase/ (Decrease)
	2003	2002	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$355,083	$308,173	$46,910	15.2%
Segment income	79,681	68,713	10,968	16.0%
Segment income as a percentage of segment net revenues	22.4%	22.3%

Consulting
Revenues before reimbursements (net revenues)	$176,881	$172,146	$4,735	2.8%
Segment income	22,433	26,201	(3,768)	(14.4)%
Segment income as a percentage of segment net revenues	12.7%	15.2%

Total Company
Revenues before reimbursements (net revenues)	$531,964	480,319	$51,645	10.8%
Reimbursements	18,725	13,606	5,119	37.6%

Total revenues	$550,689	$493,925	$56,764	11.5%

Segment income	$102,114	$94,914	$7,200	7.6%
Charges not recorded at the Segment level:
Initial public offering restricted stock awards (2)	4,119	24,885	(20,766)	(83.4)%
Unallocated shared costs	42,065	39,983	2,082	5.2%

Operating income	$55,930	$30,046	$25,884	86.1%

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC. As such, their results are included in the Company’s results from the respective acquisition dates.

(2)	Compensation expense of $4 million and $25 million relates to the amortization of initial public offering restricted stock awards for the three months ended December 31, 2003 and 2002, respectively.

Outsourcing

Three Months Ended December 31, 2003 and 2002

Outsourcing net revenues increased by 15% to $355 million in the three months ended December 31, 2003, from $308 million in the comparable prior year period. The revenue growth was due, in part, to the addition of revenues from the newly acquired Cyborg and NTRC and modest effects of foreign currency translation. Excluding the effects of the acquisitions of Cyborg and NTRC and the favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar period over period, Outsourcing net revenues increased 7% over the prior year quarter. This Outsourcing net revenue growth was primarily due to the addition of new clients as well as an increase in one-time projects.

Outsourcing segment income increased 16% to $80 million in the three months ended December 31, 2003, from $69 million in the prior year comparable period and as a percentage of outsourcing net revenues was 22% for each period. Margins remained steady year-over-year due to our continued effort to leverage our technology to drive down costs within our benefits delivery outsourcing business, offset by the effects of acquisitions and increased personnel to support the growth of workforce management. Excluding the effects of the acquisitions completed in the third quarter of 2003, segment income as a percentage of Outsourcing net revenues was 26% and 22% in the three months ended December 31, 2003 and 2002, respectively.

Consulting

Three Months Ended December 31, 2003 and 2002

Consulting net revenues increased by 3% to $177 million in the three months ended December 31, 2003, from $172 million in the comparable prior year period. The majority of this growth was due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar period over period, the acquisition of NTRC, and a small acquisition in Ireland in the fourth quarter of 2003. Adjusting for the effects of favorable foreign currency translation and the acquisitions, Consulting net revenues decreased 3% in the three months ended December 31, 2003, over the comparable prior year period. We continue to see some softness in the consulting industry. Declines in demand for our discretionary consulting services were offset by growth in health benefit management consulting and modest growth in retirement plan consulting.

Consulting segment income declined 14% to $22 million for the three months ended December 31, 2003, from $26 million in the comparable prior year period, and as a percentage of consulting net revenues declined to 13% from 15%, respectively. The period-over-period decrease in margins is primarily due to the inclusion of charges for the exit of a leased facility of approximately $3 million. Excluding the exit costs, Consulting segment income as a percentage of consulting net revenues was 14% for the three months ended December 31, 2003. The remaining margin decline in the Consulting segment resulted from revenues not achieving budgeted levels of growth for discretionary consulting services relative to increases in the Consulting segment cost base.

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

Summary of Cash Flows

(in thousands)

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Cash provided by:
Operating activities	$45,784	$58,009
Cash used in:
Investing activities	(31,054)	(27,880)
Cash provided by:
Financing activities	7,921	1,143
Effect of exchange rates on cash	575	396

Net increase in cash and cash equivalents	23,226	31,668
Cash and cash equivalents at beginning of period	227,505	136,450

Cash and cash equivalents at end of period	$250,731	$168,118

For the three months ended December 31, 2003 and 2002, cash provided by operating activities was $46 million and $58 million, respectively. The decrease in cash flows provided by operating activities in the three months ended December 31, 2003, over the comparable prior year period was due primarily to increases in cash paid for compensation and related expenses, primarily from a higher level of variable compensation paid out during the current year quarter for fiscal 2003, compared to the amount paid out in the prior year quarter for fiscal 2002. The increase in variable compensation in fiscal 2003 was primarily related to a full year of variable compensation for former owners in fiscal 2003 as compared to only four months (June through September) in fiscal 2002, the period in which the Company was a corporation. This increase in cash outflow was offset in part by decreases in cash paid for operating and SG&A expenses primarily resulting from the timing of payments and increases in cash receipts generated from increased revenues due to acquisitions and organic growth.

For the three months ended December 31, 2003 and 2002, cash used in investing activities was $31 million and $28 million, respectively. The increase in cash used in investing activities for the three months ended December 31, 2003 over the prior year comparable period was primarily due to additions to property and equipment, offset by decreases in cash paid for acquisitions. In the first quarter of fiscal 2003, we purchased the controlling interest in our affiliate in The Netherlands. Capital expenditures for property, plant and equipment and software and software licenses were approximately $29 million for the three months ended December 31, 2003. The Company’s significant expenditures were for leasehold improvements and furniture and fixtures related to new office space for some of our foreign locations. The Company also incurred investments related to developing and improving its services and technologies in the Outsourcing segment, including benefits administration, payroll administration and workforce management.

For the three months ended December 31, 2003 and 2002, cash provided by financing activities was $8 million and $1 million, respectively. The increase in cash provided by financing activities in the three months ended December 31, 2003, over the comparable prior year period, was primarily due to a net increase in short-term borrowings. In the three months ended December 31, 2003, borrowings exceeded repayments by $7 million primarily due to increased short-term borrowings at our foreign subsidiaries due to cash used for seasonal liquidity needs.

Cash and cash equivalents were $251 million, and $168 million at December 31, 2003 and 2002, respectively. Cash and cash equivalents increased by $84 million or 50%. Cash and cash equivalents at December 31, 2003, increased over the prior year primarily due to the collection of receivables generated from operations, offset by payments for operating expenses, acquisitions and the repayment of borrowings.

We incur significant cash outflows for upfront implementation efforts on new outsourcing services. These costs are capitalized as Deferred Contract Costs and amortized over the life of the respective outsourcing arrangement. Similarly, upfront implementation fees are deferred as Deferred Contract Revenues and are amortized over the life of the respective outsourcing arrangement. Historically, for most arrangements, we received upfront implementation fees for those efforts, however, implementation fees may also be received over the ongoing services period. We recently have seen a shift to more of our implementation fees being recovered over the ongoing services period. If this shift were to continue, this would likely reduce our cash flows in the short-term.

Commitments

Significant ongoing commitments consist primarily of leases and debt.

Operating Leases

Prior to fiscal year 2003, the Company entered into certain real estate transactions with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates, an equity method investment of Hewitt Holdings. As of December 31, 2003, all of the Company’s leases with Hewitt Holdings and its subsidiaries are classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third party debt. This debt is not reflected on the Company’s balance sheet as the obligation represented by the debt is not an obligation of, nor guaranteed by, the Company. The minimum aggregate lease payments on these leases totaled $465 million as of September 30, 2003.

We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of September 30, 2003, the minimum aggregate lease payments on these leases totaled $316 million.

Capital Leases

During the third quarter of fiscal 2002, we entered into two 15-year capital leases for office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of December 31, 2003, the outstanding debt related to these leases was $85 million. One of the leases, totaling approximately $24 million at December 31, 2003, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building where we leased premises and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.8%-to-8.0%. At December 31, 2003, the outstanding balance on the equipment financing agreements was $2 million.

Debt

Variable Interest Rate Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We currently have one domestic unsecured line of credit facility. The three-year facility provides for borrowings up to $75 million. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee is assessed at a rate of 0.125% per annum. At December 31, 2003, there was no outstanding balance on the facility.

Hewitt Bacon & Woodrow Ltd., a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £17 million until expiration of the facility on January 31, 2004, at a current rate of 4.78%. Management is currently finalizing an extension of this line of credit. As of December 31, 2003, the outstanding balance was £15 million, equivalent to approximately $27 million, and is repayable upon demand or at expiration of the facility. There was other foreign debt outstanding at December 31, 2003 totaling approximately $6 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $33 million as of December 31, 2003. The increase in short-term borrowings in the first quarter of 2004 provided funding necessary to pay local operating expenses.

We have a contract with a lender to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness; however, the terms and conditions of the financing for each of our foreign offices have not yet been finalized with the lender. On March 17, 2003, a subsidiary, the Lincolnshire Insurance Company, obtained a $6 million letter of credit under this contract. During the first quarter of 2004, the contract provided $0.3 million of guarantees for our India subsidiaries. There were no borrowings under the contract or draws against the letter of credit as of December 31, 2003.

Fixed Interest Rate Debt

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $147 million as of December 31, 2003. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $12 million bears interest at 7.94% and is repayable in five annual installments beginning in March 2003; $35 million bears interest at 8.08%, and is repayable in five annual installments beginning in March 2008; and $50 million bears interest at 7.45%, and is repayable in five annual installments beginning in May 2004. The unsecured senior term notes include provisions for significant early payment penalties.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to Hewitt Holdings’ owners, a violation of which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth ($225 million as of December 31, 2003), to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At December 31, 2003, we were in compliance with the terms of our debt agreements.

Self-Insurance

We established a captive insurance subsidiary in fiscal 2003 as a cost-effective way to self-insure against certain business risks and losses. To date, the captive has not issued any policies to cover any of our insurance risks, however, we have contributed $5 million in cash and secured $6 million of additional regulatory capital in the form of a letter of credit. We plan to self-insure the deductible portion of various insured exposures with the captive, as well as other exposures, subject to market conditions.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments and acquisitions, including our ability to successfully integrate acquired companies.

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	The actions of our competitors could adversely impact our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations increase the costs of delivering our services or decrease the need for our services, our business may be negatively affected.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs and/ or higher self retention of risks.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	Our client contracts and vendor relationships may not yield the results we expect.

•	Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate certain of our former owners and other employees, which in turn, could adversely affect our ability to compete effectively and to grow our business.

•	We will continue to be controlled by our initial stockholders, many of whom are our employees, and their interests may differ from those of our other stockholders.

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. At December 31, 2003, we were not a party to any hedging transaction or derivative financial instrument.

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

At December 31, 2003, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5- to-72.5 basis points or the prime rate, at our option. As of December 31, 2003, there was no outstanding balance on this line of credit. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings of up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.78%. Management is currently finalizing an extension of this line of credit. As of December 31, 2003, the outstanding balance was £15 million, equivalent to approximately $27 million, and is repayable upon demand or at expiration of the facility. There was other foreign debt outstanding at December 31, 2003, totaling approximately $6 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on this line of credit and other foreign debt was $33 million as of December 31, 2003.

Our foreign subsidiaries maintained debt with an effective interest rate of 4.18% during three months ended December 31, 2003. A one percentage point increase would have increased our interest expense by approximately $0.2 million for the three months ended December 31, 2003. We also maintain an invested cash portfolio which earned interest at an average rate of 1.20% during the three months ended December 31, 2003. A one percentage point increase would have increased our interest income by approximately $0.5 million for the three months ended December 31, 2003. Therefore, the net effect of a one percentage point increase in interest rates would have been approximately $0.3 million in net additional income (or net decrease in income from a one percentage point decrease in the rate) for the three months ended December 31, 2003.

Our fixed rate debt consists of our unsecured senior term notes. At December 31, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $2.6 million. At December 31, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $2.5 million.

Foreign exchange risk

For the three months ended December 31, 2003, revenues from U.S. operations as a percent of total revenues was 83%. Foreign currency other comprehensive income was $25 million for the three months ended December 31, 2003, which primarily was due to the foreign currency translation in the United Kingdom resulting from the strengthening of the British pound sterling relative to the U.S. dollar from September 30, 2003 to December 31, 2003. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 10% of our net revenues for the three months ended December 31, 2003 were from the United Kingdom. Approximately 3% of our net revenues for the three months ended December 31, 2003 were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on our translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three months ended December 31, 2003, would have impacted our pre-tax net operating income by approximately $0.8 million. A 10% change in the average exchange rate for the Euro for the three months ended December 31, 2003, would have impacted our pre-tax net operating income by approximately $0.1 million.

Item 4.	Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003, that have materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 6.	Exhibits and Reports on Form 8-K

a.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b.	Reports on Form 8-K filed during the quarter.

Current Report on Form 8-K dated November 6, 2003 (date of earliest event reported), furnished on November 13, 2003, with respect to the Company’s earnings release for the quarter and fiscal year ended September 30, 2003.

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC. (Registrant)

Date: January 30, 2004	By:	/s/ Dan A. DeCanniere

Dan A. DeCanniere Chief Financial Officer (principal financial and accounting officer)