Form 10-Q
period 2004-03-31
HEWITT ASSOCIATES INC
filed 2004-05-04
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at March 31, 2004
Class A Common Stock - $0.01 par value	31,404,726
Class B Common Stock - $0.01 par value	62,586,184
Class C Common Stock - $0.01 par value	4,519,719

98,510,629

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share and per share amounts)

	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$267,648	$227,505
Client receivables and unbilled work in process, less allowances of $19,541 at March 31, 2004 and $15,011 at September 30, 2003	453,983	461,430
Prepaid expenses and other current assets	64,090	46,496
Deferred income taxes, net	8,948	8,948

Total current assets	794,669	744,379

Non-Current Assets
Deferred contract costs	145,706	138,475
Property and equipment, net	232,663	237,476
Capitalized software, net	84,665	95,054
Other intangible assets, net	112,609	107,540
Goodwill, net	284,165	259,294
Other assets, net	26,768	21,937

Total non-current assets	886,576	859,776

Total Assets	$1,681,245	$1,604,155

LIABILITIES

Current Liabilities
Accounts payable	$14,048	$14,508
Accrued compensation and benefits	123,521	147,821
Accrued expenses	124,516	103,520
Advanced billings to clients	110,753	107,247
Short-term debt and current portion of long-term debt	32,101	33,000
Current portion of capital lease obligations	3,776	6,602
Employee deferred compensation and accrued profit sharing	27,650	47,583

Total current liabilities	436,365	460,281

Long-Term Liabilities
Debt, less current portion	132,600	135,563
Capital lease obligations, less current portion	81,588	83,191
Deferred contract revenues	118,780	118,167
Other long-term liabilities	68,472	69,468
Deferred income taxes, net	46,974	47,424

Total long-term liabilities	448,414	453,813

Total Liabilities	$884,779	$914,094

Commitments and Contingencies (Note 10)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

(Dollars in thousands except for share and per share amounts)

	March 31, 2004	September 30, 2003
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 31,404,726 and 30,463,187 shares issued and outstanding, as of March 31, 2004 and September 30, 2003, respectively	$315	$305
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 62,586,184 and 63,420,466 shares issued and outstanding, as of March 31, 2004 and September 30, 2003, respectively	626	634
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,519,719 and 4,603,915 shares issued and outstanding as of March 31, 2004 and September 30, 2003, respectively	45	46
Restricted stock units, 169,949 and 173,998 units issued and outstanding, as of March 31, 2004 and September 30, 2003, respectively	3,187	3,302
Additional paid-in capital	628,474	627,329
Cost of common stock in treasury, 273,249 and 270,294 shares of Class A common stock as of March 31, 2004 and September 30, 2003, respectively	(6,234)	(6,164)
Retained earnings	131,369	71,586
Unearned compensation	(36,073)	(45,534)
Accumulated other comprehensive income	74,757	38,557

Total stockholders’ equity	796,466	690,061

Total Liabilities and Stockholders’ Equity	$1,681,245	$1,604,155

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Revenues before reimbursements (net revenues)	$546,335	$478,056	$1,078,299	$958,375
Reimbursements	13,145	13,928	31,870	27,534

Total revenues	559,480	491,984	1,110,169	985,909

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	347,806	309,871	688,010	621,410
Initial public offering restricted stock awards	4,561	4,659	8,680	29,544
Reimbursable expenses	13,145	13,928	31,870	27,534
Other operating expenses	110,782	94,098	215,509	188,511
Selling, general and administrative expenses	27,720	25,683	54,705	45,119

Total operating expenses	504,014	448,239	998,774	912,118

Operating income	55,466	43,745	111,395	73,791

Other expenses, net:
Interest expense	(4,964)	(4,881)	(9,800)	(10,198)
Interest income	720	457	1,049	1,100
Other income (expense), net	554	440	(1,317)	164

	(3,690)	(3,984)	(10,068)	(8,934)

Income before income taxes	51,776	39,761	101,327	64,857

Provision for income taxes	21,356	16,254	41,544	26,591

Net income	$30,420	$23,507	$59,783	$38,266

Earnings per share:
Basic	$0.32	$0.25	$0.62	$0.41
Diluted	$0.31	$0.24	$0.61	$0.40

Weighted average shares:
Basic	95,871,216	95,127,936	95,833,724	94,096,400
Diluted	98,329,763	97,069,525	97,937,705	96,804,889

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$59,783	$38,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,256	38,985
Amortization	21,465	15,963
Initial public offering restricted stock awards	7,477	26,889
Director stock remuneration	140	55
Deferred income taxes	(450)	3
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	11,944	(12,766)
Prepaid expenses and other current assets	(14,478)	(17,064)
Deferred contract costs	(7,228)	1,663
Accounts payable	(989)	(9,403)
Accrued compensation and benefits	(26,937)	(19,558)
Accrued expenses	21,638	37,502
Advanced billings to clients	3,091	21,418
Deferred contract revenues	621	(8,479)
Employee deferred compensation and accrued profit sharing	(19,993)	(30,939)
Other long-term liabilities	(1,036)	(329)

Net cash provided by operating activities	93,304	82,206

Cash flows from investing activities:
Additions to property and equipment	(29,529)	(19,192)
Cash paid for acquisitions and transaction costs, net of cash received	(437)	(6,846)
Increase in other assets	(14,988)	(25,392)

Net cash used in investing activities	(44,954)	(51,430)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,240	252
Short-term borrowings	14,619	529
Repayments of short-term borrowings	(18,655)	(10,269)
Repayments of long-term debt	(3,000)	(3,000)
Repayments of capital lease obligations	(4,456)	(5,141)
Purchase of Class A common shares into treasury	(70)	—
Payment of offering costs	—	(797)

Net cash used in financing activities	(9,322)	(18,426)

Effect of exchange rate changes on cash and cash equivalents	1,115	395

Net increase in cash and cash equivalents	40,143	12,745

Cash and cash equivalents, beginning of period	227,505	136,450

Cash and cash equivalents, end of period	$267,648	$149,195

Supplementary disclosure of cash paid during the period:
Interest paid	$9,837	$8,743
Income taxes paid	$37,533	$4,356

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

(Unaudited)

(Dollars in thousands except for share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources outsourcing and consulting services. The Company’s outsourcing business is comprised of employee benefit plan, payroll and workforce management administration services. Hewitt’s consulting business is comprised of advisory services in health management, retirement and financial management, talent and organization consulting, and other consulting.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc., (“Cyborg”) a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in the Company’s and the Outsourcing segment’s results from the acquisition date (see Note 4).

On June 15, 2003, the Company acquired the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation. The results of the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation are included in the Company’s and the Outsourcing and Consulting segments’ results from the acquisition date (see Note 4).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. The Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

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

Losses on outsourcing or consulting arrangements are recognized during the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

The Company’s clients typically pay for consulting services either on a time-and-materials or on a fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method and estimates of overall profitability and stages of project completion, or at the completion of a project, based on the facts and circumstances of the client arrangement.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts are required to set up a client and their human resource or benefit programs on the Company’s systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period between the initiation of ongoing services through the end of the contract term. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs. Additionally, at March 31, 2004, and at September 30, 2003, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

Funds Held for Clients

A small portion of the Company’s outsourcing agreements require the Company to hold client funds. Included in prepaid expenses and other current assets are $21,065 and $8,292 of funds held for clients at March 31, 2004 and September 30, 2003. Included in accrued expenses are $21,065 and $8,292 of client fund obligations at March 31, 2004 and September 30, 2003.

Performance-Based Compensation

The Company’s compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after the Company’s annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

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

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the unit of the Company’s business to which the goodwill has been assigned, to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of estimates and assumptions. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. See Note 6 for additional information on goodwill and intangible assets.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and net income per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method for accounting for stock-based compensation as outlined in APB Opinion No. 25.

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

The Company also grants nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Because the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a term of ten years.

For purposes of pro forma disclosures, applying the Black Scholes valuation method, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income:
As reported	$30,420	$23,507	$59,783	$38,266
Reported stock-based compensation expense, net of tax	2,691	2,749	5,121	17,431
Pro forma stock-based compensation expense, net of tax	(4,809)	(3,828)	(9,391)	(19,553)

Pro forma net income	$28,302	$22,428	$55,513	$36,144

Net income per share – basic:
As reported	$0.32	$0.25	$0.62	$0.41
Pro forma	$0.30	$0.24	$0.58	$0.38

Net income per share – diluted:
As reported	$0.31	$0.24	$0.61	$0.40
Pro forma	$0.29	$0.23	$0.57	$0.37

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, did not have a material impact on the Company’s consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive potential common stock equivalents.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards and exercised stock options are considered outstanding. For diluted EPS, a portion of unvested restricted stock awards and unexercised stock options that are “in-the-money” are also considered common stock equivalents. Restricted stock awards vest 25 percent on each anniversary of the grant date and are not considered outstanding in basic earnings per share until the vesting date.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income as reported	$30,420	$23,507	$59,783	$38,266

Weighted-average number of shares of common stock for basic	95,871,216	95,127,936	95,833,724	94,096,400

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	933,592	1,124,709	814,827	1,827,082
Unexercised in-the-money stock options	1,524,866	816,880	1,289,154	881,407

Weighted-average number of share of common stock for diluted	98,329,763	97,069,525	97,937,705	96,804,889

Earnings per share—basic	$0.32	$0.25	$0.62	$0.41

Earnings per share—diluted	$0.31	$0.24	$0.61	$0.40

4. Acquisitions

Cyborg Worldwide, Inc.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg operates within the Company’s Outsourcing segment. The purchase price totaled $43,645, and was comprised of $43,000 of cash and $645 of acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000, determined annually and payable through 2006. The Company expects all of the goodwill to be deductible for U.S. tax purposes.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, the Company acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefits administration business operates within the Company’s Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third-party contract rights and obligations applicable to the acquired business, computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility, the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility, and a preliminary allocation of $7,821 to goodwill. The Company expects all of the goodwill to be deductible for U.S. tax purposes.

5. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at March 31, 2004 and September 30, 2003, consisted of the following:

	March 31, 2004	September 30, 2003
Client receivables	$269,477	$278,966
Unbilled work in process	184,506	182,464

	$453,983	$461,430

As of March 31, 2004 and 2003, $13,928 and $7,143, respectively, of long-term unbilled work in process is classified within other assets, net.

6. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the six months ended March 31, 2004, no impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the six months ended March 31, 2004:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2003	$26,741	$232,553	$259,294
Additions and other adjustments	2,774	(1,101)	1,673
Effect of changes in foreign exchange rates	366	22,832	23,198

Balance at March 31, 2004	$29,881	$254,284	$284,165

Goodwill additions during the six months ended March 31, 2004 resulted from the acquisitions of the remaining interest in two of the Company’s joint ventures, one in Puerto Rico and one in India. Goodwill adjustments during the six months ended March 31, 2004 resulted from purchase price allocation adjustments related to the NTRC acquisition and an acquisition in the Netherlands.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at March 31, 2004 and September 30, 2003:

	March 31, 2004			September 30, 2003
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Capitalized software	$225,146	$140,481	$84,665	$219,220	$124,166	$95,054
Trademarks	12,680	4,581	8,099	11,517	2,962	8,555
Customer relationships	110,814	6,304	104,510	102,392	3,407	98,985

Total	$348,640	$151,366	$197,274	$333,129	$130,535	$202,594

Amortization expense related to definite-lived intangible assets for the three and six months ended March 31, 2004 and 2003, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Capitalized software	$8,756	$7,917	$17,563	$14,956
Trademarks	716	498	1,316	1,007
Customer relationships	1,366	—	2,586	—

Total	$10,838	$8,415	$21,465	$15,963

On June 5, 2002, the Company acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The allocation of the purchase price to acquired net assets resulted in the allocation of £45,200, or $65,874 as of the acquisition date, to a customer relationships intangible asset with an indefinite life. In the quarter ended September 30, 2003, the Company began amortizing the customer relationships intangible asset in two classes over 15 and 30 years and on a straight-line basis. The allocation between the two classes was based primarily on customer revenue size. The useful life for each class was based primarily on historical customer turnover, the relative difficulty in the ability of customers to switch service providers and the nature and complexity of the customers. At March 31, 2004, the Bacon & Woodrow customer relationships intangible asset was $83,317 at the then current exchange rate. The Company estimates that it will record amortization expense of approximately £408 ($745 at a March 31, 2004 exchange rate) per quarter thereafter through the end of the 15 year period and approximately £345 ($630 at a March 31, 2004 exchange rate) per quarter thereafter through the end of the 30 year period.

Estimated amortization expense related to intangible assets with definite lives at September 30, 2003, for each of the years in the five-year period ending September 30, 2008 and thereafter is as follows:

Fiscal year ending:	2004	2005	2006	2007	2008	2009 and thereafter	Total
Estimated intangibles amortization expense	$39,716	$32,881	$26,095	$17,516	$10,865	$75,521	$202,594

7. Related Party Transactions

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of the Company, is providing certain support services to Hewitt Holdings, primarily in the financial, real estate and legal departments, as may be requested by Hewitt Holdings from time to time. Hewitt Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Through March 31, 2004, fees for services Hewitt Associates LLC provided under the services agreement, totaling $69 for the six months ended March 31, 2004 and $326 for the comparable prior year period, have been paid by Hewitt Holdings.

8. Pension and Postretirement Benefit Plans

The Company has defined benefit pension plans to provide benefits to eligible employees outside of North America. It is the Company’s policy to fund these plans in accordance with local practice and legislation. The Company also provides health benefits for retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions, which include certain age and service requirements. The health benefit plans covering substantially all U.S. and Canadian employees are contributory, with contributions reviewed annually and adjusted as appropriate.

The components of net periodic benefit costs for the three and six months ended March 31, 2004 and 2003, include:

	Pension Benefits				Health Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$2,187	$789	$4,232	$1,552	$295	$201	$590	$402
Interest cost	1,777	1,027	3,444	2,028	173	149	346	299
Expected return on plan assets	(1,558)	(831)	(3,022)	(1,641)	—	—	—	—
Amortization of:
Unrecognized prior service cost	—	—	—	—	45	40	90	80
Unrecognized loss	92	—	177	—	29	17	58	33
Transition obligation	162	150	310	297	8	8	16	17

Net periodic benefit cost	$2,660	$1,135	$5,141	$2,236	$550	$415	$1,100	$831

As of March 31, 2004, $4,291 of contributions have been made to the pension plans in fiscal 2004. The Company presently anticipates contributing an additional $5 million to fund its pension plans during 2004 for a total of $9 million. As of March 31, 2004, $144 of contributions have been made to the health benefit plans in fiscal 2004. The Company presently anticipates contributing an additional $0.1 million to fund its health benefit plans during 2004 for a total of $0.3 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent of Medicare Part D.

The Company has elected to defer the recognition of the federal subsidy within the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs, in accordance with the FASB Staff Position (“FSP”) 106-1 (“FSP 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The financial statements and the notes to the financial statements do not include the effect of the Act on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

9. Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of March 31, 2004, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of March 31, 2004, there were 12,097,854 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering in June 2002, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units at $19.02 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the three and six months ended March 31, 2004, compensation and related expenses of $4,561 and $8,680, respectively, were recorded for the initial public offering-related awards. During the three and six months ended March 31, 2003, compensation and related expenses of $4,659 and $29,544, respectively, were recorded for the initial public offering-related awards. On December 31, 2002, 1,967,843 shares of restricted stock vested and 91,458 restricted stock units vested and the restricted stock units were converted to Class A common stock and cash.

As of March 31, 2004, the $36,073 of unearned compensation within stockholders’ equity is related to the unvested initial public offering restricted stock awards and will be amortized evenly as the awards vest through June 27, 2006, and adjusted for payroll taxes and forfeitures.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest annually over a period of four years. As of March 31, 2004, the Company has 7,556,185 options outstanding with a weighted average exercise price of $21.80.

10. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of March 31, 2004, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

11. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$30,420	$23,507	$59,783	$38,266
Other comprehensive income:
Foreign currency translation adjustments	10,921	(2,882)	36,200	3,364

Accumulated other comprehensive income	$41,341	$20,625	$95,983	$41,630

The change in the foreign currency translation during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, was primarily due to an increase in the value of the British pound sterling relative to the U.S. dollar.

12. Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). The Company’s expanded outsourcing service offering includes payroll administration, which allows Hewitt to provide clients with a standalone payroll service and enables Hewitt to complete its comprehensive range of human resources services. Hewitt’s payroll services include fully outsourced payroll processing to payroll software licensing. Hewitt’s workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Hewitt operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information systems, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount.

The table below presents information about the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Outsourcing (1)
Revenues before reimbursements (net revenues)	$350,991	$295,919	$706,074	$604,092
Segment income	69,904	53,334	149,585	122,047

Consulting
Revenues before reimbursements (net revenues)	$195,344	$182,137	$372,225	$354,283
Segment income	36,195	39,977	58,628	66,178

Total Company
Revenues before reimbursements (net revenues)	$546,335	$478,056	$1,078,299	$958,375
Reimbursements	13,145	13,928	31,870	27,534

Total revenues	$559,480	$491,984	$1,110,169	$985,909

Segment income	$106,099	$93,311	$208,213	$188,225
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	4,561	4,659	8,680	29,544
Unallocated shared costs	46,072	44,907	88,138	84,890

Operating income	$55,466	$43,745	$111,395	$73,791

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC (see Note 4). As such, their results are included in the Company’s results from the respective acquisition dates.
(2)	Compensation expense of $4,561 and $4,659 for the three months ended March 31, 2004 and 2003, respectively, and $8,680 and $29,544 for the six months ended March 31, 2004 and 2003, respectively, related to the amortization of initial public offering restricted stock awards.

13. Subsequent Event

On April 16, 2004, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by former owners of Hewitt Holdings LLC and former partners of Bacon & Woodrow. The registration statement was filed, in part, to facilitate future requests under a registration rights agreement which the Company entered into at the time of its initial public offering.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004” or “fiscal 2004” means the twelve-month period that ends September 30, 2004. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries provide global human resources outsourcing and consulting services. Of our $2.0 billion of consolidated net revenues for fiscal 2003, 63% was generated in our Outsourcing segment and 37% was generated in our Consulting segment. For the first six months of 2004, Outsourcing accounted for 65% of net revenues, while Consulting accounted for 35%.

Outsourcing

Through our outsourcing business, we apply our human resources expertise and employ our integrated technology systems to administer our clients’ human resources programs. Under our typical three- to five-year contracts, we generate our fees by assuming and automating the resource-intensive processes required to administer our clients’ human resources programs, providing on-line tools and information that support decision-making and transactions by our clients and their employees.

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

Consulting

In our consulting business, we are engaged by our clients to provide a wide range of human resources services for fees. We experience a high level of recurring work because of our clients’ annual needs for certain of our services, such as actuarial valuations of defined benefit plans and consultation regarding the processes of compensation review and health plan selection and negotiation. Certain of our consulting services, however, support more discretionary or event-driven client activities, including the re-engineering of a client’s human resources policies, corporate restructuring and change (e.g. mergers and acquisitions), and programs and projects designed to improve human resources effectiveness. As we have seen in our business and industry, the demand for these services can be affected by general economic conditions, the financial position of our clients and the particular strategic activities they may be considering, and, therefore, is variable from period to period and more difficult for us to predict.

Consolidated Financial Highlights

Net revenues increased 14% to $546 million in the second quarter of 2004 from $478 million in the prior year second quarter. For the six months ended March 31, 2004, net revenues increased 13% to $1,078 million from $958 million in the comparable prior year period. The net effects of favorable foreign currency translation principally from the strengthening of European currencies relative to the U.S. dollar was approximately $13 million and $22 million for the three and six months ended March 31, 2004. Revenues from acquisitions of approximately $29 million and $53 million for the three and six month periods also contributed significantly to the increases. After adjusting for these factors, net revenues increased $27 million, or 6%, for the three months and $45 million, or 5%, for the six months ended March 31, 2004. During the second quarter, we continued to see growth in the number of Outsourcing clients and participants we serve. Consulting growth was flat for the quarter and down 1% for the first six months of 2004. Declines in demand for our discretionary consulting services were offset by growth in health benefit and retirement plan consulting.

Operating income increased 27% to $55 million from $44 million in the prior year second quarter and increased 51% to $111 million from $74 million in the six months ended March 31, 2004. During the second quarter of 2004, operating income as a percentage of revenue increased to 10% from 9% in the prior year quarter. For the six months ended March 31, 2004 and 2003, a non-cash one-time grant of initial public offering restricted stock awards had a significant impact on the prior year results. Excluding the amortization of the non-cash initial public offering stock awards of $9 million and $30 million for the six months ended March 31, 2004 and 2003, respectively, operating income was $120 million and $103 million for these respective periods, an increase of 16% year over year. Excluding the initial public offering stock awards, operating income as a percentage of revenue was 11% in both the six months ended March 31, 2004 and 2003, respectively. Increases in Outsourcing segment margin related to continued efforts to leverage scale and technology in our benefits delivery outsourcing business were offset by decreases in Consulting segment margin primarily related to generally flat revenue growth and increased costs in Europe for expanded office space and higher amortization of intangible assets than in the prior year.

Rule 144 Sales

On January 28, 2004, our Board of Directors authorized sales by holders of Class B and Class C common stock of up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the Securities Act of 1933. Since the plan was approved, 853,845 shares of stock have been converted from Class B and Class C common stock to Class A common stock and have been sold under Rule 144.

Shelf Registration Statement

On April 16, 2004, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the former owners and the former partners of Bacon & Woodrow. The registration statement was filed, in part, to facilitate future requests under a registration rights agreement which the Company entered into at the time of its initial public offering.

Critical Accounting Policies and Estimates

For a more detailed description of our significant accounting policies and basis of presentation, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this quarterly report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances change, however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, performance-based compensation, accounts receivable and unbilled work in process and goodwill and other intangible assets.

Revenues

We enter into numerous service contracts through our outsourcing and consulting businesses. Outsourcing contract terms typically range from three to five years, while consulting arrangements are generally of a short-term nature. The Company has contracts for multiple services primarily in the Outsourcing segment. In these contracts, standalone deliverables include core services, such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, and standalone ancillary services, such as Your Total Rewards, which are tracked and valued separately. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also provide those services on a standalone basis. Consulting services provided in connection with outsourcing engagements are accounted for at the time services are provided and are valued based on prevailing market rates. Most consulting assignments are also very short-term in nature, so that the risks of recognizing revenue in the wrong period or at different values for separate elements is significantly reduced.

The Company’s clients typically pay for consulting services either on a time-and-materials or on a fixed-fee basis. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method and estimates of overall profitability and stages of project completion, or at the completion of a project, based on facts and circumstances of the client arrangement.

Losses on outsourcing or consulting arrangements are recognized during the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Accounts Receivable and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. Factors mitigating this risk include our diverse client base and, for the three and six months ended March 31, 2004 and 2003, no single client accounted for more than 10% of our total revenues.

Goodwill and Other Intangible Assets

Since 2002, we have completed several acquisitions using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value have been based primarily upon future cash flow projections for the acquired business and net assets, discounted to present value using a risk adjusted discount rate. In connection with these acquisitions, we have recorded significant amounts of intangible assets, including goodwill.

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

Historical Results of Operations

The following tables set forth our historical results of operations as a percentage of net revenues. The information for each of the three and six-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three and six months ended March 31, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary, in the opinion of management, to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended March 31,
	2004	2003	Amount	%	2004	2003
		(in thousands)
Revenues:
Revenues before reimbursements (net revenues)	$546,335	$478,056	$68,279	14.3%	100.0%	100.0%
Reimbursements	13,145	13,928	(783)	(5.6)	2.4	2.9

Total revenues	559,480	491,984	67,496	13.7	102.4	102.9

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	347,806	309,871	37,935	12.2	63.6	64.8
Initial public offering restricted stock awards	4,561	4,659	(98)	(2.1)	0.8	1.0
Reimbursable expenses	13,145	13,928	(783)	(5.6)	2.4	2.9
Other operating expenses	110,782	94,098	16,684	17.7	20.3	19.7
Selling, general and administrative expenses	27,720	25,683	2,037	7.9	5.1	5.3

Total operating expenses	504,014	448,239	55,775	12.4	92.2	93.7

Operating income	55,466	43,745	11,721	26.8	10.2	9.2

Other expenses, net	(3,690)	(3,984)	294	(7.4)	(0.7)	(0.9)

Income before income taxes	51,776	39,761	12,015	30.2	9.5	8.3

Provision for income taxes	21,356	16,254	5,102	31.4	3.9	3.4

Net income	$30,420	$23,507	$6,913	29.4%	5.6%	4.9%

Net Revenues

Net revenues for the three months ended March 31, 2004, increased 14% to $546 million from $478 million in the comparable prior year period. Adjusting for the favorable effects of acquisitions of approximately $29 million and the net favorable effects of foreign currency translation of approximately $13 million, net revenues grew 6%. Outsourcing net revenues increased by 19% to $351 million in the quarter from $296 million in the comparable prior year period. Excluding the favorable effects of the acquisitions of Cyborg, NTRC and the majority interest in our Puerto Rico operations of approximately $26 million and the net favorable effects of foreign currency translation of approximately $2 million, Outsourcing net revenues increased 9% in the quarter. Outsourcing revenue growth was from the addition of core services for new and existing clients. Consulting net revenues increased by 7% to $195 million from $182 million in the comparable prior year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $11 million and the favorable effect of acquisitions of approximately $2 million for NTRC, the majority interest in our Puerto Rico operations and a small acquisition in Ireland. Adjusting for the effects of foreign currency and the acquisitions, Consulting net revenue growth was flat in the three months ended March 31, 2004, as compared to the prior year period. A slight decline in revenues for discretionary consulting services was offset by growth in health benefit and retirement plan consulting.

Compensation and Related Expenses

Compensation and related expenses (which include all personnel and outside contractor costs and related expenses) increased 12% to $348 million for the three months ended March 31, 2004, from $310 million in the comparable prior year period, but declined as a percentage of net revenues to 64% from 65%, respectively. This decrease as a percentage of net revenues is primarily due to our continued effort to increase productivity and leverage technology within our benefits administration outsourcing business. These efficiencies were offset by increased compensation expenses of $38 million due to increases in employee headcount from acquisitions in 2003 and 2004, wage increases, and increases in outsourcing personnel to support the growth of workforce management and benefits administration outsourcing. Excluding higher costs from acquisitions of approximately $17 million and the unfavorable effects of foreign currency translation of approximately $9 million, compensation and related expenses increased 4%.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $75 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through March 31, 2004, of which $5 million was recorded in both the three months ended March 31, 2004 and 2003. The remaining $36 million of unearned compensation as of March 31, 2004 will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs) increased 18% to $111 million in the three months ended March 31, 2004, from $94 million in the comparable prior year period, but remained constant at 20% of net revenues in both years. The $17 million period-over-period increase in other operating expenses primarily reflects increases in outside vendor expenses for services we provide to our clients, the inclusion of operating costs from businesses we acquired in 2003 and 2004, increased telecommunications expenses in our Outsourcing segment, and increased rental expenses in Consulting. Excluding the effects of the acquisitions of approximately $4 million, other operating expenses as a percentage of net revenues increased to 21% compared to 20% for the three months ended March 31, 2004 and 2003, respectively. The increase as a percentage of net revenues was primarily the result of the increased outside vendor expenses and telecommunications expenses to support expanded and new Outsourcing segment business.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 8%, or $2 million, to $28 million in the three months ended March 31, 2004 from $26 million in the comparable prior year period, but remained flat as a percentage of revenues, at 5%, in both periods. The $2 million increase resulted from an increase in the amortization of intangible assets, increased insurance costs and increased professional service fees, which were offset by lower bad debt expense in the current year quarter.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other miscellaneous items) were $4 million in both the three months ended March 31, 2004 and 2003. The largest component, interest expense, was also flat at $5 million in the current and prior year quarter. As a percentage of net revenues, other expenses, net was 1% or less in both periods.

Provision for Income Taxes

The provision for income taxes was $21 million for the three months ended March 31, 2004, compared to $16 million in the comparable prior year period, an increase of 31%. The increase in the provision for income taxes in the three months ended March 31, 2004, over the comparable prior year period is due to increased income before income taxes. For the year ending September 30, 2004, the Company expects to report an effective tax rate of approximately 41% of its income before income taxes and as such, has apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment, however, actual income or taxes may differ.

Six Months Ended March 31, 2004 and 2003

	Six Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Six Months Ended March 31,
	2004	2003	Amount	%	2004	2003
		(in thousands)
Revenues:
Revenues before reimbursements (net revenues)	$1,078,299	$958,375	$119,924	12.5%	100.0	100.0%
Reimbursements	31,870	27,534	4,336	15.7	3.0	2.9

Total revenues	1,110,169	985,909	124,260	12.6	103.0	102.9

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	688,010	621,410	66,600	10.7	63.8	64.8
Initial public offering restricted stock awards	8,680	29,544	(20,864)	(70.6)	0.8	3.1
Reimbursable expenses	31,870	27,534	4,336	15.7	3.0	2.9
Other operating expenses	215,509	188,511	26,998	14.3	20.0	19.7
Selling, general and administrative expenses	54,705	45,119	9,586	21.2	5.1	4.7

Total operating expenses	998,774	912,118	86,656	9.5	92.7	95.2

Operating income	111,395	73,791	37,604	51.0	10.3	7.7

Other expenses, net	(10,068)	(8,934)	(1,134)	12.7	(0.9)	(0.9)

Income before income taxes	101,327	64,857	36,470	56.2	9.4	6.8

Provision for income taxes	41,544	26,591	14,953	56.2	3.9	2.8

Net income	$59,783	$38,266	$21,517	56.2%	5.5%	4.0%

Net Revenues

Net revenues for the six months ended March 31, 2004, increased 13% to $1,078 million from $958 million in the comparable prior year period. Adjusting for the favorable effects of acquisitions of approximately $53 million and foreign currency translation of approximately $22 million, net revenues grew 5%. Outsourcing net revenues increased by 17% to $706 million from $604 million in the comparable prior year period. Excluding the favorable effects of the acquisitions of Cyborg, NTRC, and the majority interest in our Puerto Rico operations of approximately $49 million, and the effects of favorable foreign currency translation of approximately $3 million, Outsourcing net revenues increased 8% in the six months ended March 31, 2004. Outsourcing revenue growth was from the addition of new client work as well as an increase in one-time projects. Consulting net revenues increased by 5% to $372 million from $354 million in the comparable prior year period. The majority of this growth was due to the effect of favorable foreign currency translation of approximately $19 million and the effect of acquisitions of approximately $4 million for NTRC, the majority interest in our Puerto Rico operations and a small acquisition in Ireland. Adjusting for the favorable effects of foreign currency and the acquisitions, Consulting net revenues decreased 1% in the six months ended March 31, 2004, as compared to the prior year period. Declines in demand for our discretionary consulting services were offset by growth in health benefit management and retirement plan consulting.

Compensation and Related Expenses

Compensation and related expenses increased 11% to $688 million for the six months ended March 31, 2004, from $621 million in the comparable prior year period, but declined as a percentage of net revenues to 64% from 65%, respectively. This decrease as a percentage of net revenues is primarily due to our continued effort to increase productivity and leverage technology within our benefits administration outsourcing business. These reductions in costs were offset by increases in employee headcount from 2003 and 2004 acquisitions, wage increases, and increases in outsourcing personnel to support the growth of workforce management and benefits administration outsourcing. Excluding the effects of acquisitions of approximately $37 million and the unfavorable effects of foreign currency translation of approximately $16 million, compensation as of March 31, 2004, and related expenses grew 2%.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $75 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through March 31, 2004, of which $9 million was recorded in the six months ended March 31, 2004 and $30 million was recorded in the comparable prior year period. The decrease in the initial public offering restricted stock award expense for the six months ended March 31, 2004 over the comparable prior year period was due to the timing of the vesting of the awards. The remaining $36 million of unearned compensation as of March 31, 2004 will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses increased 14% to $216 million in the six months ended March 31, 2004 from $189 million in the comparable prior year period, but remained constant at 20% as a percentage of net revenues in both years. The $27 million period-over-period increase in other operating expenses primarily reflects the inclusion of operating costs from businesses acquired in 2003 and 2004, the inclusion of approximately $4 million in costs associated with new leased facilities, increases in outside vendor expenses for services we provide to our clients and increased rental expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 21%, or $10 million, to $55 million in the six months ended March 31, 2004 from $45 million in the comparable prior year period. The $10 million increase resulted from increased professional service fees, expenses from 2003 and 2004 acquired businesses, an increase in the amortization of customer relationship intangible assets, and increased insurance costs. As a percentage of net revenues, SG&A costs remained flat at 5% in both periods.

Other Expenses, Net

Other expenses, net were $10 million in the six months ended March 31, 2004, compared to $9 million in the comparable prior year period. The largest component, interest expense, remained flat at $10 million in the six months ended March 31, 2004 and 2003. As a percentage of net revenues, other expenses, net was 1% in both periods.

Provision for Income Taxes

The provision for income taxes was $42 million for the six months ended March 31, 2004, compared to $27 million in the comparable prior year period, an increase of 56%. The increase in the provision for income taxes in the six months ended March 31, 2004, over the comparable prior year period is due to increased income before income taxes. For the year ending September 30, 2004, the Company expects to report an effective tax rate of approximately 41% of its income before income taxes and as such, has apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment, however, actual income or taxes may differ.

Segment Results

We operate many of the administrative functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared service functions include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not generally allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information systems, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results (in thousands)

Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,		Increase/(Decrease)
	2004	2003	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$350,991	$295,919	$55,072	18.6%
Segment income	69,904	53,334	16,570	31.1%
Segment income as a percentage of segment net revenues	19.9%	18.0%

Consulting
Revenues before reimbursements (net revenues)	$195,344	$182,137	$13,207	7.3%
Segment income	36,195	39,977	(3,782)	(9.5)%
Segment income as a percentage of segment net revenues	18.5%	21.9%

Total Company
Revenues before reimbursements (net revenues)	$546,335	$478,056	$68,279	14.3%
Reimbursements	13,145	13,928	(783)	(5.6)%

Total revenues	$559,480	$491,984	$67,496	13.7%

Segment income	$106,099	$93,311	$12,788	13.7%
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	4,561	4,659	(98)	(2.1)%
Unallocated shared costs	46,072	44,907	1,165	2.6%

Operating income	$55,466	$43,745	$11,721	26.8%

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC. As such, their results are included in the Company’s results from the respective acquisition dates.
(2)	Compensation expense of $5 million in each period relates to the amortization of initial public offering restricted stock awards for the three months ended March 31, 2004 and 2003, respectively.

Outsourcing

Outsourcing net revenues increased by 19% to $351 million in the three months ended March 31, 2004, from $296 million in the comparable prior year period. The revenue growth was due, in part, to the addition of revenues from the fiscal 2003 acquisitions of Cyborg and NTRC and the second quarter fiscal 2004 acquisition of the majority interest in our Puerto Rico operations, as well as modest gains from foreign currency translation. Excluding the effects of these acquisitions of approximately $26 million and favorable foreign currency translation of approximately $2 million, Outsourcing net revenues increased 9% over the prior year quarter. This Outsourcing net revenue growth was primarily due to the addition of core services for new and existing clients.

Outsourcing segment income increased 31% to $70 million in the three months ended March 31, 2004, from $53 million in the prior year comparable period. Outsourcing segment income as a percentage of outsourcing net revenues increased to 20% in the three months ended March 31, 2004, from 18% in the comparable prior period. Excluding the effects of the acquisitions of approximately $7 million, segment income as a percentage of outsourcing net revenues was 19% and 18% in the three months ended March 31, 2004 and 2003, respectively. Margins increased year-over-year due to our continued effort to leverage our technology to drive down costs within our benefits administration outsourcing business, offset by increased personnel to support the growth of workforce management.

Consulting

Consulting net revenues increased by 7% to $195 million in the three months ended March 31, 2004, from $182 million in the comparable prior year period. The majority of this growth was due to favorable foreign currency translation of approximately $11 million, principally from the strengthening of European currencies relative to the U.S. dollar period-over-period, and the favorable effects of acquisitions of approximately $2 million, including NTRC, a small acquisition in Ireland, and the acquisition of the majority interest in our Puerto Rico operations. Adjusting for the effects of favorable foreign currency translation and the acquisitions, Consulting net revenues growth was flat for the three months ended March 31, 2004, as compared to the comparable prior year period. A slight decline in demand for discretionary services was offset by growth in health benefit and retirement plan consulting.

Consulting segment income declined 9% to $36 million for the three months ended March 31, 2004, from $40 million in the comparable prior year period, and as a percentage of consulting net revenues declined to 19% from 22%, respectively. The period-over-period decrease in margins is primarily due to increased compensation and occupancy expenses in Europe relative to revenue growth and increased amortization of intangible assets.

Reconciliation of Segment Results to Total Company Results (in thousands)

Six Months Ended March 31, 2004 and 2003

	Six Months Ended March 31,		Increase/(Decrease)
	2004	2003	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$706,074	$604,092	$101,982	16.9%
Segment income	149,585	122,047	27,538	22.6%
Segment income as a percentage of segment net revenues	21.2%	20.2%

Consulting
Revenues before reimbursements (net revenues)	$372,225	$354,283	$17,942	5.1%
Segment income	58,628	66,178	(7,550)	(11.4)%
Segment income as a percentage of segment net revenues	15.8%	18.7%

Total Company
Revenues before reimbursements (net revenues)	$1,078,299	$958,375	$119,924	12.5%
Reimbursements	31,870	27,534	4,336	15.7%

Total revenues	$1,110,169	$985,909	$124,260	12.6%

Segment income	$208,213	$188,225	$19,988	10.6%
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	8,680	29,544	(20,864)	(70.6)%
Unallocated shared costs	88,138	84,890	3,248	3.8%

Operating income	$111,395	$73,791	$37,604	51.0%

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC. As such, their results are included in the Company’s results from the respective acquisition dates.
(2)	Compensation expense of $9 million and $30 million relates to the amortization of initial public offering restricted stock awards for the six months ended March 31, 2004 and 2003, respectively.

Outsourcing

Outsourcing net revenues increased by 17% to $706 million in the six months ended March 31, 2004, from $604 million in the comparable prior year period. The revenue growth was due, in part, to the addition of revenues from the newly acquired Cyborg, NTRC and the majority interest in our Puerto Rico operations of approximately $49 million, as well as modest effects of foreign currency translation of approximately $3 million. Excluding the effects of these acquisitions and favorable foreign currency translation, Outsourcing net revenues increased 8% over the prior year period. This Outsourcing net revenue growth was primarily due to the addition of new client work as well as an increase in one-time projects.

Outsourcing segment income increased 23% to $150 million in the six months ended March 31, 2004, from $122 million in the prior year comparable period. Outsourcing segment income as a percentage of outsourcing net revenues increased to 21% in the six months ended March 31, 2004 from 20% in the comparable prior period. Excluding the effects of the acquisitions of approximately $1 million, segment income as a percentage of Outsourcing net revenues was 23% and 20% in the six months ended March 31, 2004 and 2003, respectively. The increase in margins was due to our continued effort to leverage our technology to drive down costs within our benefits administration outsourcing business, offset by increased personnel to support the development and growth of our workforce management business.

Consulting

Consulting net revenues increased by 5% to $372 million in the six months ended March 31, 2004, from $354 million in the comparable prior year period. The majority of this growth was due to favorable foreign currency translation and the acquisition of NTRC, a small acquisition in Ireland, and the acquisition of a majority interest of our Puerto Rico operations. Adjusting for the effects of favorable foreign currency translation of approximately $19 million and the acquisitions of approximately $4 million, Consulting net revenues declined 1% in the six months ended March 31, 2004, over the comparable prior year period. Declines in demand for our discretionary consulting services were offset by growth in health benefit and retirement plan consulting.

Consulting segment income declined 11% to $59 million for the six months ended March 31, 2004, from $66 million in the comparable prior year period. Consulting segment income as a percentage of consulting net revenues declined to 16% from 19%, respectively. The decline in margin was primarily due to increased costs in Europe related to expanded office space for operations and increased amortization of intangible assets in the six months ended March 31, 2004.

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

Summary of Cash Flows

(in thousands)

	Six Months Ended March 31,
	2004	2003
Cash provided by Operating activities	$93,304	$82,206
Cash used in Investing activities	(44,954)	(51,430)
Cash used in Financing activities	(9,322)	(18,426)
Effect of exchange rates on cash	1,115	395

Net increase in cash and cash equivalents	40,143	12,745
Cash and cash equivalents at beginning of period	227,505	136,450

Cash and cash equivalents at end of period	$267,648	$149,195

For the six months ended March 31, 2004 and 2003, cash provided by operating activities was $93 million and $82 million, respectively. The increase in cash provided by operating activities was primarily due to increased cash collections of receivables in the current year and the timing of payments of payables relative to the prior year. Also, the amount of profit sharing and deferred compensation related to fiscal 2003 results was generally lower than in the prior year due to lower performance relative to targets. Variable compensation, however, was higher as more employees participated in the variable compensation program for a full year in 2003 than in the prior year. Participation increased as a result of Hewitt Holdings owners who were active in the business at the time of the incorporation and became employees of Hewitt Associates, began to participate in late-fiscal 2002. The net increases to operating cash flows were further offset by lower levels of advance billings than in the prior year and higher estimated income tax payments in the current year due to an income tax overpayment in late 2002.

For the six months ended March 31, 2004 and 2003, cash used in investing activities was $45 million and $51 million, respectively. The decrease in cash used in investing activities was primarily due to lower expenditures for software and software licenses, as well as less net cash paid for acquisitions in the current year. The decrease was offset in part by a $10.4 million increase in expenditures for property and equipment over the prior year period. The Company’s significant expenditures were primarily for computer and telecommunications equipment for the Outsourcing segment and leasehold improvements and furniture and fixtures related to new office space in Europe.

For the six months ended March 31, 2004 and 2003, cash used in financing activities was $9 million and $18 million, respectively. Less cash was used in financing activities in the six months ended March 31, 2004, over the comparable prior year period, primarily due to increased short-term borrowings in the UK to fund the payment of fiscal 2003 variable compensation. More employees participated in the variable compensation program in 2003 as a result of the acquisition of Bacon & Woodrow in late-fiscal 2002. This increase in short-term borrowings was repaid during the six months ended March 31, 2004.

Cash and cash equivalents were $268 million, and $149 million at March 31, 2004 and 2003, respectively. Cash and cash equivalents increased by $118 million or 79%. Working capital at March 31, 2004 was $358 million, compared to $284 million at September 30, 2003, an increase of $74 million.

We incur significant cash outflows for upfront implementation efforts on new outsourcing services. These costs are capitalized as Deferred Contract Costs and amortized over the life of the respective outsourcing arrangements. Similarly, upfront implementation fees are also deferred as Deferred Contract Revenues and amortized over the life of the respective outsourcing arrangements. Historically, for most arrangements, we received upfront implementation fees for those efforts, however, implementation fees may also be received over the ongoing services period. We recently have seen a shift to more of our implementation fees being recovered over the ongoing services period. If this shift were to continue, this will reduce our cash flows in the short-term.

Commitments

Significant ongoing commitments consist primarily of leases and debt.

Operating Leases

Prior to fiscal year 2003, the Company entered into certain real estate transactions with Hewitt Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates, an equity method investment of Hewitt Holdings. As of March 31, 2004, all of the Company’s leases with Hewitt Holdings and its subsidiaries are classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by Hewitt Holdings and third party debt. This debt is not reflected on the Hewitt Associates’ balance sheet as the obligation represented by the debt is not an obligation of, nor guaranteed by, the Company. The future minimum aggregate lease payments on these leases totaled $471 million as of September 30, 2003.

We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of September 30, 2003, the future minimum aggregate lease payments on these leases totaled $316 million.

Capital Leases

During the third quarter of fiscal 2002, we entered into two 15-year capital leases for office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term capital lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of March 31, 2004, the outstanding debt related to these leases was $84 million. One of the leases, totaling approximately $23 million at March 31, 2004, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building where we leased premises and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.9%-to-7.0%. At March 31, 2004, the outstanding balance on the equipment financing agreements was $1 million.

Debt

Variable Interest Rate Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We currently have one domestic unsecured line of credit facility. The three-year facility provides for borrowings up to $75 million. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee is assessed at a rate of 0.125% per annum. At March 31, 2004, there was no outstanding balance on the facility.

Hewitt Bacon & Woodrow Ltd., a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £17 million until expiration of the facility on July 31, 2004, at a current rate of 5.03%. Management extended this line of credit through July 31, 2004. As of March 31, 2004, the outstanding balance was £9.6 million, equivalent to approximately $17.5 million, and is repayable upon demand or at expiration of the facility. There was other foreign debt outstanding at March 31, 2004 totaling approximately $3 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $21 million as of March 31, 2004.

We have a contract with a lender to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness; however, the terms and conditions of the financing for each of our foreign offices have not yet been finalized with the lender. On March 17, 2003, a subsidiary, the Lincolnshire Insurance Company, obtained a $6 million letter of credit under this contract. This letter of credit expired on March 17, 2004 and was not renewed. There were no borrowings under the contract or draws against the letter of credit as of March 31, 2004.

Fixed Interest Rate Debt

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $144 million as of March 31, 2004. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $9 million bears interest at 7.94% and is repayable in five annual installments beginning in March 2003; $35 million bears interest at 8.08%, and is repayable in five annual installments beginning in March 2008; and $50 million bears interest at 7.45%, and is repayable in five annual installments beginning in May 2004. The unsecured senior term notes include provisions for significant early payment penalties.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to Hewitt Holdings’ owners, a violation of which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth ($225 million as of March 31, 2004), to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At March 31, 2004, we were in compliance with the terms of our debt agreements.

Self-Insurance

We established a captive insurance subsidiary in fiscal 2003 as a cost-effective way to self-insure against certain business risks and losses. To date, the captive insurance subsidiary has issued policies to cover the deductible portion of various insured exposures including the deductible portions of our workers compensation and professional liability insurance.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, did not have a material impact on the Company’s consolidated financial statements.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A significant or prolonged economic downturn could have a material adverse effect on our results.

•	In our outsourcing business, early contract terminations could cause our business to be less profitable than anticipated.

•	The loss of a significantly large client or several clients could have a material adverse effect on our revenues.

•	Our ability to successfully manage our significant capital investments and acquisitions, including our ability to successfully integrate acquired companies.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations increase the costs of delivering our services or decrease the need for our services, our business may be negatively affected.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

•	We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means for delivering human resources services.

•	We rely on third parties to provide services and their failure to perform the service could do harm to our business.

•	Our profitability will suffer if we are not able to maintain our prices and control our costs, including staffing costs.

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs and/ or higher self retention of risks.

•	Our client contracts and vendor relationships may not yield the results we expect.

•	Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate certain of our former owners and other employees, which in turn, could adversely affect our ability to compete effectively and to grow our business.

•	We will continue to be controlled by our initial stockholders, many of whom are our employees, and their interests may differ from those of our other stockholders.

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in our Registration Statements on Form S-3 (File No. 333-114522) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. At March 31, 2004, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, which is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At March 31, 2004, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5- to-72.5 basis points or the prime rate, at our option. As of March 31, 2004, there was no outstanding balance on this line of credit. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings of up to £17 million until expiration of the facility on July 31, 2004, at a current rate of 5.03%. As of March 31, 2004, the outstanding balance was £9.6 million, equivalent to approximately $17.5 million, and is repayable upon demand or at expiration of the facility. There was other foreign debt outstanding March 31, 2004, totaling approximately $3 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on this line of credit and other foreign debt was $21 million as of March 31, 2004.

Our foreign subsidiaries maintained debt with an effective interest rate of 7.82% and 6.40% during the three and six months ended March 31, 2004, respectively. A one percentage point increase would have increased our interest expense by approximately $0.1 million for both the three and six months ended March 31, 2004. We also maintain an invested cash portfolio which earned interest at an average rate of 1.13% during the six months ended March 31, 2004. A one percentage point increase would have increased our interest income by approximately $0.5 million and $1.1 million for the three and six months ended March 31, 2004, respectively. Therefore, the net effect of a one percentage point increase in interest rates would have been approximately $0.4 million and $1.0 million in net additional income (or net decrease in income from a one percentage point decrease in the rate) for the three and six months ended March 31, 2004, respectively.

Our fixed rate debt consists of our unsecured senior term notes. At March 31, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $2.2 million. At March 31, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $2.2 million.

Foreign exchange risk

For the three and six months ended March 31, 2004, revenues from U.S. operations as a percent of total revenues was 80% and 81%, respectively. Foreign currency other comprehensive income was $11 million and $36 million for the three and six months ended March 31, 2004, which primarily was due to the foreign currency translation in the United Kingdom resulting from the strengthening of the British pound sterling relative to the U.S. dollar from September 30, 2003 to March 31, 2004. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 11% of our net revenues for the three and six months ended March 31, 2004 were from the United Kingdom. Approximately 3% of our net revenues for the three and six months ended March 31, 2004 were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on our translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three and six months ended March 31, 2004, would have impacted our pre-tax net operating income by approximately $0.2 million and $1 million, respectively. A 10% change in the average exchange rate for the Euro for the three and six months ended March 31, 2004, would have impacted our pre-tax net operating income by approximately $0.2 million and $0.3 million, respectively.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Stockholders was held on January 28, 2004. There were present at the meeting, either in person or by proxy, holders of 93,869,465 common shares. The following persons were elected to the Company’s Board of Directors as Class II directors to hold office until the expiration of their terms in 2007. The votes cast for each director were as follows:

Nominee	For	Withheld
Michael E. Greenlees	93,628,840	240,625
James P. Kelly	93,286,302	583,163
Steven P. Stanbrook	93,628,332	241,133

The results of the voting on the additional items indicated below was as follows: (a) To ratify the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending on September 30, 2004. The votes of the shareholders on this ratification were as follows: For – 93,711,650, Abstained – 34,191.

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits.

10.1	Aggregate Term Facility, dated as of March 1, 2004, by and among Hewitt Bacon & Woodrow Limited and Barclays Bank PLC.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b.	Reports on Form 8-K filed during the quarter.

Current Report on Form 8-K dated January 30, 2004 (date of earliest event reported), furnished on February 5, 2004, with respect to the Company’s earnings release for the quarter ended December 31, 2003.

ITEMS 2, 3 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: May 4, 2004	By:	/s/ Dan A. DeCanniere
Dan A. DeCanniere
Chief Financial Officer (principal financial and accounting officer)