Form 10-Q
period 2004-06-30
HEWITT ASSOCIATES INC
filed 2004-07-30
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at June 30, 2004
Class A Common Stock - $0.01 par value	31,456,211
Class B Common Stock - $0.01 par value	62,582,704
Class C Common Stock - $0.01 par value	4,519,719

98,558,634

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share and per share amounts)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$275,486	$227,505
Client receivables and unbilled work in process, less allowances of $20,706 at June 30, 2004 and $15,011 at September 30, 2003	478,448	461,430
Prepaid expenses and other current assets	56,691	46,496
Deferred income taxes, net	8,948	8,948

Total current assets	819,573	744,379

Non-Current Assets
Deferred contract costs	147,254	138,475
Property and equipment, net	223,712	237,476
Capitalized software, net	81,522	95,054
Other intangible assets, net	109,497	107,540
Goodwill, net	291,252	259,294
Other assets, net	29,270	21,937

Total non-current assets	882,507	859,776

Total Assets	$1,702,080	$1,604,155

LIABILITIES
Current Liabilities
Accounts payable	$18,746	$14,508
Accrued compensation and benefits	143,779	147,821
Accrued expenses	120,520	103,520
Advanced billings to clients	101,333	107,247
Short-term debt and current portion of long-term debt	14,514	33,000
Current portion of capital lease obligations	3,507	6,602
Employee deferred compensation and accrued profit sharing	39,182	47,583

Total current liabilities	441,581	460,281

Long-Term Liabilities
Debt, less current portion	121,197	135,563
Capital lease obligations, less current portion	80,851	83,191
Deferred contract revenues	116,595	118,167
Other long-term liabilities	74,091	69,468
Deferred income taxes, net	46,974	47,424

Total long-term liabilities	439,708	453,813

Total Liabilities	$881,289	$914,094

Commitments and Contingencies (Note 10)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

(Dollars in thousands except for share and per share amounts)

	June 30, 2004	September 30, 2003
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 31,456,211 and 30,463,187 shares issued and outstanding, as of June 30, 2004 and September 30, 2003, respectively	$315	$305
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 62,582,704 and 63,420,466 shares issued and outstanding, as of June 30, 2004 and September 30, 2003, respectively	626	634
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,519,719 and 4,603,915 shares issued and outstanding as of June 30, 2004 and September 30, 2003, respectively	45	46
Restricted stock units, 123,615 and 173,998 units issued and outstanding, as of June 30, 2004 and September 30, 2003, respectively	2,137	3,302
Additional paid-in capital	632,906	627,329
Cost of common stock in treasury, 525,923 and 270,294 shares of Class A common stock as of June 30, 2004 and September 30, 2003, respectively	(13,389)	(6,164)
Retained earnings	161,285	71,586
Unearned compensation	(31,822)	(45,534)
Accumulated other comprehensive income	68,688	38,557

Total stockholders’ equity	820,791	690,061

Total Liabilities and Stockholders’ Equity	$1,702,080	$1,604,155

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Revenues before reimbursements (net revenues)	$551,783	$494,886	$1,630,082	$1,453,262
Reimbursements	11,947	12,862	43,817	40,395

Total revenues	563,730	507,748	1,673,899	1,493,657

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	358,561	318,806	1,046,571	940,215
Initial public offering restricted stock awards	3,790	5,649	12,470	35,193
Reimbursable expenses	11,947	12,862	43,817	40,395
Other operating expenses	103,378	96,511	318,886	285,022
Selling, general and administrative expenses	31,802	25,492	86,507	70,612

Total operating expenses	509,478	459,320	1,508,251	1,371,437

Operating income	54,252	48,428	165,648	122,220

Other expenses, net:
Interest expense	(4,674)	(4,856)	(14,474)	(15,053)
Interest income	931	670	1,980	1,770
Other income (expense), net	196	420	(1,122)	582

	(3,547)	(3,766)	(13,616)	(12,701)

Income before income taxes	50,705	44,662	152,032	109,519

Provision for income taxes	20,789	18,219	62,333	44,811

Net income	$29,916	$26,443	$89,699	$64,708

Earnings per share:
Basic	$0.31	$0.28	$0.94	$0.69
Diluted	$0.30	$0.27	$0.91	$0.67

Weighted average shares:
Basic	95,933,048	95,169,772	95,866,711	94,454,190
Diluted	98,265,128	96,863,533	98,046,725	96,824,437

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$89,699	$64,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,555	56,846
Amortization	32,015	24,786
Initial public offering restricted stock awards	11,313	30,847
Director stock remuneration	220	75
Deferred income taxes	(450)	24,014
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	(16,769)	(2,288)
Prepaid expenses and other current assets	(8,311)	1,389
Deferred contract costs	(9,117)	(8,705)
Accounts payable	3,948	(9,168)
Accrued compensation and benefits	(6,231)	7,360
Accrued expenses	21,952	(3,436)
Advanced billings to clients	(5,899)	11,786
Deferred contract revenues	(1,554)	3,780
Employee deferred compensation and accrued profit sharing	(8,433)	(19,386)
Other long-term liabilities	4,523	(260)

Net cash provided by operating activities	163,461	182,348
Cash flows from investing activities:
Additions to property and equipment	(39,701)	(27,379)
Cash paid for acquisitions and transaction costs, net of cash received	(10,951)	(63,697)
Increase in other assets	(19,740)	(28,861)

Net cash used in investing activities	(70,392)	(119,937)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,691	303
Short-term borrowings	15,946	1,016
Repayments of short-term borrowings	(38,554)	(14,637)
Repayments of long-term debt	(13,000)	(9,238)
Repayments of capital lease obligations	(5,636)	(8,045)
Purchase of Class A common shares into treasury	(7,225)	(6,153)
Payment of offering costs	—	(796)

Net cash used in financing activities	(45,778)	(37,550)
Effect of exchange rate changes on cash and cash equivalents	690	1,574

Net increase in cash and cash equivalents	47,981	26,435
Cash and cash equivalents, beginning of period	227,505	136,450

Cash and cash equivalents, end of period	$275,486	$162,885

Supplementary disclosure of cash paid during the period:
Interest paid	$15,622	$14,120
Income taxes paid	$43,195	$33,251

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Funds Held for Clients

A small portion of the Company’s outsourcing agreements require the Company to hold client funds. As of June 30, 2004 and September 30, 2003, $10,481 and $8,292, respectively, were included within prepaid expenses and other current assets and accrued expenses related to the client fund obligations.

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

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are initially recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer for four years from the grant date.

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

For purposes of pro forma disclosures, applying the Black Scholes valuation method, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$29,916	$26,443	$89,699	$64,708
Reported stock-based compensation expense, net of tax	2,236	3,333	7,357	20,764
Pro forma stock-based compensation expense, net of tax	(4,307)	(4,389)	(13,698)	(23,942)

Pro forma net income	$27,845	$25,387	$83,358	$61,530

Net income per share – basic:

As reported	$0.31	$0.28	$0.94	$0.69

Pro forma	$0.29	$0.27	$0.87	$0.65

Net income per share – diluted:

As reported	$0.30	$0.27	$0.91	$0.67

Pro forma	$0.28	$0.26	$0.85	$0.64

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

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$29,916	$26,443	$89,699	$64,708

Weighted-average number of shares of common stock for basic	95,933,048	95,169,772	95,866,711	94,454,190
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,015,739	1,122,371	881,798	1,592,179
Unexercised in-the-money stock options	1,316,341	571,390	1,298,216	778,068

Weighted-average number of share of common stock for diluted	98,265,128	96,863,533	98,046,725	96,824,437

Earnings per share—basic	$0.31	$0.28	$0.94	$0.69

Earnings per share—diluted	$0.30	$0.27	$0.91	$0.67

4. Acquisitions

Exult, Inc.

On June 15, 2004, the Company entered into an Agreement and Plan of Merger with Exult, Inc. (“Exult”) and Eagle Merger Corp., a newly formed wholly owned subsidiary of the Company. Exult is a leading provider of HR business process outsourcing. If the Exult merger is completed, Eagle Merger Corp. will be merged with and into Exult, and Exult will be the surviving corporation and a wholly owned subsidiary of the Company. Completion of the Exult merger is subject to a number of conditions, including approval by the Company’s stockholders and the stockholders of Exult and the expiration of the applicable waiting period or receipt of clearance under the U.S. antitrust regulations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If the Exult merger is completed, each share of Exult common stock outstanding immediately prior to the effective time of the merger will be converted into 0.2 shares of Hewitt Class A common stock. The merger is expected to be completed on or about September 30, 2004.

Cyborg Worldwide, Inc.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc. (“Cyborg”), the parent of Cyborg Systems, Inc., a global provider of human resources management software and payroll services. Cyborg operates within the Company’s Outsourcing segment. The purchase price totaled $43,645, and was comprised of $43,000 of cash and $645 of acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000, determined annually and payable through 2006. On June 8, 2004, the Company entered an agreement with Cyborg’s selling stockholders to settle the performance-based consideration obligation for $10,000 which increased the amount of goodwill recorded in connection with this transaction. The Company expects all of the goodwill to be deductible for U.S. tax purposes.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, the Company acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefits administration business operates within the Company’s Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third-party contract rights and obligations applicable to the acquired business, computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility, the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility, and an allocation of $7,821 to goodwill. The Company expects all of the goodwill to be deductible for U.S. tax purposes.

5. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at June 30, 2004 and September 30, 2003, consisted of the following:

	June 30, 2004	September 30, 2003
Client receivables	$291,144	$278,966
Unbilled work in process	187,304	182,464

	$478,448	$461,430

As of June 30, 2004 and September 30, 2003, $16,448 and $7,143, respectively, of long-term unbilled work in process is classified within other assets, net.

6. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the nine months ended June 30, 2004, no impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the nine months ended June 30, 2004:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2003	$26,741	$232,553	$259,294
Additions and other adjustments	13,722	(1,634)	12,088
Effect of changes in foreign exchange rates	136	19,734	19,870

Balance at June 30, 2004	$40,599	$250,653	$291,252

Goodwill additions during the nine months ended June 30, 2004 resulted from the settlement of the Cyborg performance-based consideration obligation and from the acquisitions of the remaining interest in two of the Company’s joint ventures, one in Puerto Rico and one in India. Goodwill adjustments during the nine months ended June 30, 2004 resulted from purchase price allocation adjustments related to the NTRC acquisition and an acquisition in the Netherlands.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at June 30, 2004 and September 30, 2003:

	June 30, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite useful life
Capitalized software	$230,181	$148,659	$81,522	$219,220	$124,166	$95,054
Trademarks	12,524	5,192	7,332	11,517	2,962	8,555
Customer relationships	109,664	7,499	102,165	102,392	3,407	98,985

Total	$352,369	$161,350	$191,019	$333,129	$130,535	$202,594

The increase in the gross carrying amounts of trademarks and customer relationships is primarily the result of the impact of foreign currency exchange rates.

Amortization expense related to definite-lived intangible assets for the three and nine months ended June 30, 2004 and 2003, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Capitalized software	$8,626	$8,091	$26,190	$23,039
Trademarks	653	539	1,969	1,568
Customer relationships	1,270	179	3,856	179

Total	$10,549	$8,809	$32,015	$24,786

Estimated amortization expense related to intangible assets with definite lives at September 30, 2003, for each of the years in the five-year period ending September 30, 2008 and thereafter is as follows:

Fiscal year ending:	2004	2005	2006	2007	2008	2009 and thereafter	Total
Estimated intangibles amortization expense	$39,716	$32,881	$26,095	$17,516	$10,865	$75,521	$202,594

7. Related Party Transactions

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of the Company, is providing certain support services to FORE Holdings LLC, formerly known as Hewitt Holdings LLC, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement, totaled $87 for the nine months ended June 30, 2004 and $382 for the comparable prior year period. All such fees have been paid by FORE Holdings through June 30, 2004.

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

The components of net periodic benefit costs for the three and nine months ended June 30, 2004 and 2003, include:

	Pension Benefits				Health Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30
	2004	2003	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$2,250	$805	$6,582	$2,358	$295	$201	$885	$603
Interest cost	1,897	1,044	5,510	3,074	173	149	519	448
Expected return on plan assets	(1,751)	(843)	(5,040)	(2,485)	—	—	—	—
Amortization of:
Unrecognized prior service cost	—	—	—	—	45	40	135	120
Unrecognized loss	90	10	268	29	29	17	87	50
Transition obligation	—	—	—	—	8	8	24	24

Net periodic benefit cost	$2,486	$1,016	$7,320	$2,976	$550	$415	$1,650	$1,245

As of June 30, 2004, $6,364 of contributions have been made to the pension plans in fiscal 2004. The Company presently anticipates contributing approximately $4,000 to fund its pension plans during the remainder of 2004 for a total of approximately $10,000 in 2004. As of June 30, 2004, $436 of contributions have been made to the health benefit plans in fiscal 2004. The Company presently anticipates contributing an additional $100 to fund its health benefit plans during 2004 for a total of approximately $500.

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

9. Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of June 30, 2004, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of June 30, 2004, there were 12,428,466 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering in June 2002, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units at $19.02 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the three and nine months ended June 30, 2004, compensation and related expenses of $3,790 and $12,470, respectively, were recorded for the initial public offering-related awards. During the three and nine months ended June 30, 2003, compensation and related expenses of $5,649 and $35,193, respectively, were recorded for the initial public offering-related awards. On June 27, 2004, 783,122 shares of restricted stock vested and 45,287 restricted stock units vested and such restricted stock units were converted to Class A common stock and cash. The Company withheld 252,674 shares of such Class A common stock from the vested shares for the payment of the payroll taxes of the employees associated with the vesting of such restricted stock and restricted stock units. The shares were withheld by the Company at an average cost of $28.32 and were recorded as treasury stock.

As of June 30, 2004, the $31,822 of unearned compensation within stockholders’ equity is related to the unvested initial public offering restricted stock awards and will be amortized evenly as the awards vest through June 27, 2006, and adjusted for payroll taxes and forfeitures.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest ratably over a period of four years. As of June 30, 2004, the Company has 7,479,320 options outstanding with a weighted average exercise price of $21.80. On July 1, 2004, the Company granted nonqualified stock options to its employees to acquire 3,790,288 shares of the Company’s Class A common stock at a weighted average exercise price of $27.47.

10. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse effect on the business, financial condition or results of operations of the Company.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements forGuarantees,

Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of June 30, 2004, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

11. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$29,916	$26,443	$89,699	$64,708
Other comprehensive income:
Foreign currency translation adjustments	(6,069)	15,151	30,131	18,515

Accumulated other comprehensive income	$23,847	$41,594	$119,830	$83,223

The change in the foreign currency translation during the three and nine months ended June 30, 2004, as compared to the three and nine months ended June 30, 2003, was primarily due to an decrease in the value of the British pound sterling relative to the U.S. dollar in the three months ended and an increase in the value of the British pound sterling relative to the U.S. dollar in the nine months ended.

12. Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). The Company’s outsourcing service offering includes payroll administration, which allows Hewitt to provide clients with a standalone payroll service and enables Hewitt to complete its comprehensive range of human resources services. Hewitt’s payroll services include fully outsourced payroll processing to payroll software licensing. Hewitt’s workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

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

The table below presents information about the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Outsourcing (1)
Revenues before reimbursements (net revenues)	$353,121	$304,095	$1,059,195	$908,187
Segment income	67,132	59,581	216,717	181,628

Consulting
Revenues before reimbursements (net revenues)	$198,662	$190,791	$570,887	$545,075
Segment income	36,336	36,440	94,964	102,618

Total Company
Revenues before reimbursements (net revenues)	$551,783	$494,886	$1,630,082	$1,453,262
Reimbursements	11,947	12,862	43,817	40,395

Total revenues	$563,730	$507,748	$1,673,899	$1,493,657

Segment income	$103,468	$96,021	$311,681	$284,246
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	3,790	5,649	12,470	35,193
Unallocated shared costs	45,426	41,944	133,563	126,833

Operating income	$54,252	$48,428	$165,648	$122,220

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC (see Note 4). As such, their results are included in the Company’s results from the respective acquisition dates.
(2)	Compensation expense of $3,790 and $5,649 for the three months ended June 30, 2004 and 2003, respectively, and $12,470 and $35,193 for the nine months ended June 30, 2004 and 2003, respectively, related to the amortization of initial public offering restricted stock awards.

13. Subsequent Event

On July 13, 2004, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with the merger between the Company and Exult as further described in Note 4.

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

Hewitt was a wholly-owned subsidiary of Hewitt Holdings LLC prior to Hewitt’s initial public offering in June 2002. On April 29, 2004, Hewitt Holdings LLC changed its name to FORE Holdings LLC (“FORE Holdings”).

We use the term “owner” to refer to the individuals who are current or retired members of FORE Holdings. These individuals (with the exception of the retired owners) became employees of Hewitt Associates, Inc. upon the completion of our transition to a corporate structure on May 31, 2002.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004”or “fiscal 2004” means the twelve-month period that ends September 30, 2004. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries provide global human resources outsourcing and consulting services. Of our $2.0 billion of consolidated net revenues for fiscal 2003, 63% was generated in our Outsourcing segment and 37% was generated in our Consulting segment. For the first nine months of 2004, Outsourcing accounted for 65% of net revenues, while Consulting accounted for 35%.

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

Since we first began providing outsourcing services in 1991, we have made significant investments in technology, personnel and office space to build our capabilities and address market opportunity. To maintain our outsourcing leadership position, we remain committed to making significant ongoing investments in technology, infrastructure, and people, in expanding our business and driving greater efficiencies. With the investments that we have made in the benefits administration business to date, our acquisitions of Cyborg and NTRC and our recently announced planned merger with Exult, Inc., and our investments in workforce management administration, we expect to be able to continue to improve our outsourcing capabilities and attract new clients.

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

Consolidated Financial Highlights

Net revenues increased 11.5% to $552 million in the third quarter of 2004 from $495 million in the prior year third quarter. For the nine months ended June 30, 2004, net revenues increased 12.2% to $1,630 million from $1,453 million in the comparable prior year period. The net effects of favorable foreign currency translation principally from the strengthening of European currencies relative to the U.S. dollar were approximately $9 million and $31 million for the three and nine months ended June 30, 2004. Revenues from acquisitions of approximately $24 million and $78 million for the three and nine month periods also contributed significantly to the increases. After adjusting for these factors, net revenues increased $24 million, or 4.8%, for the three months and $68 million, or 4.7%, for the nine months ended June 30, 2004. During the third quarter, we continued to see growth in the number of Outsourcing participants we serve. Outsourcing growth was 8.4% and 8.3% on an organic, constant currency basis for the quarter and nine months of 2004, respectively. Consulting revenues declined 1.0% and 1.2% on an organic, constant currency basis for the quarter and nine months of 2004, respectively. For the quarter, there were very small decreases to flat revenues across retirement plan, health benefit management and all other consulting, primarily driven by lower retirement plan consulting in Europe and less demand for certain discretionary consulting projects. For the nine months ended June 30, 2004, declines in demand for our discretionary consulting services, primarily in certain of the other consulting service areas, were offset by growth in health benefit management consulting.

Operating income increased 12.0% to $54 million from $48 million in the prior year third quarter and increased 35.5% to $166 million in the nine months ended June 30, 2004 from $122 million. During the third quarter of 2004, operating income as a percentage of revenue remained flat at 9.8% in the current and prior year quarter. The decrease in Outsourcing segment margin primarily relates to the efforts to grow our workforce management and payroll businesses and investments in our international benefits outsourcing business. The decrease in Consulting segment margin primarily relates to increased compensation and occupancy expenses relative to revenue growth as well as increased amortization of intangible assets. These declines in segment margin were offset by increased leverage of shared service costs in the three months ended June 30, 2004. For the nine months ended June 30, 2004 and 2003, a non-cash, one-time grant of initial public offering restricted stock awards to employees had a significant impact on the comparability of prior year results. Excluding the amortization of the non-cash initial public offering stock awards of $12 million and $35 million for the nine months ended June 30, 2004 and 2003, respectively, operating income was $178 million and $157 million for these respective periods, an increase of 13.2% year over year. Excluding the initial public offering stock awards, operating income as a percentage of revenue was 10.9% and 10.8% in the nine months ended June 30, 2004 and 2003, respectively. Increases in Outsourcing segment margin, related to continued efforts to leverage scale and technology in our benefits administration outsourcing business, were offset by decreases in Consulting segment margin, which primarily related to generally flat revenues and increased costs for compensation, office space in connection with a planned office relocation in the United Kingdom and higher amortization of intangible assets than in the prior year.

Exult Merger

On June 15, 2004, the Company entered into an Agreement and Plan of Merger with Exult, Inc. (“Exult”) and Eagle Merger Corp., a newly formed wholly owned subsidiary of the Company. Exult is a leading provider of HR business process outsourcing. If the Exult merger is completed, Eagle Merger Corp. will be merged with and into Exult, and Exult will be the surviving corporation and a wholly owned subsidiary of the Company. Completion of the Exult merger is subject to a number of conditions, including approval by the Company’s stockholders and the stockholders of Exult. We have received clearance under the U.S. antitrust regulations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If the Exult merger is completed, each share of Exult common stock outstanding immediately prior to the effective time of the merger will be converted into 0.2 shares of Hewitt Class A common stock. The merger is expected to be completed on or about September 30, 2004.

Shelf Registration Statement

On April 16, 2004, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the former owners and the former partners of Bacon & Woodrow. The registration statement was filed, in part, to facilitate future requests under a registration rights agreement which the Company entered into at the time of its initial public offering. The Company’s secondary offering during the summer of 2004 has been delayed indefinitely as a result of the pending Exult merger described above.

Rule 144 Sales

On January 28, 2004, our Board of Directors authorized sales by holders of Class B and Class C common stock of up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the Securities Act of 1933. Since the plan was approved, 857,325 shares of stock have been converted from Class B and Class C common stock to Class A common stock and have been sold under Rule 144.

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

Revenues

We enter into numerous service contracts through our outsourcing and consulting businesses. Outsourcing contract terms typically range from three to five years, while consulting arrangements are generally of a short-term nature. The Company has contracts for multiple services primarily in the Outsourcing segment. In these contracts, standalone deliverables include core services, such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, and standalone ancillary services, such as Your Total Rewards, which are tracked and valued separately and recognized consistently over the ongoing service period. Consulting services provided in connection with outsourcing engagements are accounted for at the time services are provided and are valued based on prevailing market rates. Most consulting assignments are also very short-term in nature, so that the risks of recognizing revenue in the wrong period or at different values for separate elements is significantly reduced.

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

Accounts Receivable and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. Factors mitigating this risk include our diverse client base and, for the three and nine months ended June 30, 2004 and 2003, no single client accounted for more than 10% of our total revenues.

Goodwill and Other Intangible Assets

We apply the purchase method of accounting for acquisitions. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value have been based primarily upon future cash flow projections for the acquired business and net assets, discounted to present value using a risk adjusted discount rate. In connection with these acquisitions, we have recorded significant amounts of intangible assets, including goodwill.

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

Historical Results of Operations

The following tables set forth our historical results of operations as a percentage of net revenues. The information for each of the three and nine-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, the information for the three and nine months ended June 30, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary, in the opinion of management, to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Increase/(Decrease)		% of Net Revenue Three Months Ended June 30,
	2004	2003	Amount	%	2004	2003
		(in thousands)
Revenues:
Revenues before reimbursements (net revenues)	$551,783	$494,886	$56,897	11.5%	100.0%	100.0%
Reimbursements	11,947	12,862	(915)	(7.1)	2.2	2.6

Total revenues	563,730	507,748	55,982	11.0	102.2	102.6

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	358,561	318,806	39,755	12.5	65.0	64.4
Initial public offering restricted stock awards	3,790	5,649	(1,859)	(32.9)	0.7	1.1
Reimbursable expenses	11,947	12,862	(915)	(7.1)	2.2	2.6
Other operating expenses	103,378	96,511	6,867	7.1	18.7	19.5
Selling, general and administrative expenses	31,802	25,492	6,310	24.8	5.8	5.2

Total operating expenses	509,478	459,320	50,158	10.9	92.4	92.8

Operating income	54,252	48,428	5,824	12.0	9.8	9.8

Other expenses, net	(3,547)	(3,766)	219	(5.8)	(0.6)	(0.8)

Income before income taxes	50,705	44,662	6,043	13.5	9.2	9.0

Provision for income taxes	20,789	18,219	2,570	14.1	3.8	3.7

Net income	$29,916	$26,443	$3,473	13.1%	5.4%	5.3%

Net Revenues

Net revenues for the three months ended June 30, 2004, increased 11.5% to $552 million from $495 million in the comparable prior year period. Adjusting for the favorable effects of acquisitions of approximately $24 million and the net favorable effects of foreign currency translation of approximately $9 million, net revenues grew 4.8%. Outsourcing net revenues increased by 16.1% to $353 million in the quarter from $304 million in the comparable prior year period. Excluding the favorable effects of the acquisitions of Cyborg, NTRC and the majority interest in our Puerto Rico operations of approximately $22 million and the net favorable effects of foreign currency translation of approximately $1 million, Outsourcing net revenues increased 8.4% in the quarter. Outsourcing revenue growth was primarily from the addition of core services in benefits administration as well as an increase in one-time projects. Consulting net revenues for the quarter increased by 4.1% to $199 million from $191 million in the comparable prior year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $8 million and the favorable effect of acquisitions of approximately $2 million for NTRC, the majority interest in our Puerto Rico operations and a small acquisition in Ireland. Adjusting for the effects of foreign currency and the acquisitions, Consulting net revenue declined by 1.0% in the three months ended June 30, 2004, as compared to the prior year period. For the quarter, there were very small decreases to flat revenues across retirement plan, health benefit management and all other consulting, primarily driven by lower retirement plan consulting in Europe and less demand for certain discretionary consulting projects.

Compensation and Related Expenses

Compensation and related expenses (which include all personnel and outside contractor costs and related expenses) increased 12.5% to $359 million for the three months ended June 30, 2004, from $319 million in the comparable prior year period and increased as a percentage of net revenues to 65.0% from 64.4%, respectively. This increase as a percentage of net revenues is primarily due to increased personnel to support the growth of benefits administration in Europe and workforce management as well as lower than expected revenues relative to compensation increases in our retirement plan consulting business in Europe, offset by increased leverage of our shared services and increased productivity in performing certain of our more discretionary consulting services. The $40 million increase in compensation and related expenses was due to increases in employee headcount from acquisitions in 2003 and 2004, increases in outsourcing personnel to support the growth of international benefits administration outsourcing and workforce management, the effects of foreign currency translation, and wage increases. Excluding compensation expenses related to acquisitions of approximately $15 million and the unfavorable effects of foreign currency translation of approximately $8 million, compensation and related expenses increased 5.4%.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $79 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through June 30, 2004, of which $4 million and $6 million was recorded in the three months ended June 30, 2004 and 2003, respectively. The remaining $32 million of unearned compensation as of June 30, 2004 will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs) increased 7.1% to $103 million in the three months ended June 30, 2004, from $97 million in the comparable prior year period, but as a percentage of revenue declined to 18.7% from 19.5% of net revenues quarter over quarter. The decrease as a percentage of net revenues was primarily related to revenues growing at a faster rate than operating expenses and decreases in depreciation on computer equipment, telecommunications expenses and outside vendor expenses. The $7 million period-over-period increase in other operating expenses primarily reflects the inclusion of operating costs from businesses we acquired in 2003 and 2004, increased occupancy expenses in connection with a planned office relocation in the United Kingdom, which were offset by the decreases in outside vendor expenses for services we provide to our clients and decreased depreciation on computer equipment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 24.8%, or $6 million, to $32 million in the three months ended June 30, 2004, from $25 million in the comparable prior year period, and increased from 5.2% to 5.8% of net revenues from period over period. The $6 million increase and the increase as a percentage of revenues primarily reflects the inclusion of SG&A costs from businesses we acquired in 2003 and 2004, increased advertising costs, an increase in amortization expense related to a UK-based customer relationship intangible asset which we began to amortize in the fourth quarter of fiscal 2003 and increased insurance costs, which were offset by lower bad debt expense in the current year quarter.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other income or expense) were $4 million in both the three months ended June 30, 2004 and 2003. The largest component, interest expense, was also flat at $5 million in the current and prior year quarter. As a percentage of net revenues, other expenses, net was 1% or less in both periods.

Provision for Income Taxes

The provision for income taxes was $21 million for the three months ended June 30, 2004, compared to $18 million in the comparable prior year period, an increase of 14.1%. The increase in the provision for income taxes in the three months ended June 30, 2004, over the comparable prior year period is due to increased income before income taxes. For the year ending September 30, 2004, the Company expects to report an effective tax rate of approximately 41% of its income before income taxes and as such, has apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment, however, actual income or taxes may differ.

Nine Months Ended June 30, 2004 and 2003

	Nine Months Ended June 30,		Increase/(Decrease)		% of Net Revenue Nine Months Ended June 30,
	2004	2003	Amount	%	2004	2003
		(in thousands)
Revenues:
Revenues before reimbursements (net revenues)	$1,630,082	$1,453,262	$176,820	12.2%	100.0%	100.0%
Reimbursements	43,817	40,395	3,422	8.5	2.7	2.8

Total revenues	1,673,899	1,493,657	180,242	12.1	102.7	102.8

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,046,571	940,215	106,356	11.3	64.2	64.7
Initial public offering restricted stock awards	12,470	35,193	(22,723)	(64.6)	0.8	2.4
Reimbursable expenses	43,817	40,395	3,422	8.5	2.7	2.8
Other operating expenses	318,886	285,022	33,864	11.9	19.5	19.6
Selling, general and administrative expenses	86,507	70,612	15,895	22.5	5.3	4.9

Total operating expenses	1,508,251	1,371,437	136,814	10.0	92.5	94.4

Operating income	165,648	122,220	43,428	35.5	10.2	8.4

Other expenses, net	(13,616)	(12,701)	(915)	7.2	(0.9)	(0.9)

Income before income taxes	152,032	109,519	42,513	38.8	9.3	7.5

Provision for income taxes	62,333	44,811	17,522	39.1	3.8	3.0

Net income	$89,699	$64,708	$24,991	38.6%	5.5%	4.5%

Net Revenues

Net revenues for the nine months ended June 30, 2004, increased 12.2% to $1,630 million from $1,453 million in the comparable prior year period. Adjusting for the favorable effects of acquisitions of approximately $78 million and foreign currency translation of approximately $31 million, net revenues grew 4.7%. Outsourcing net revenues increased by 16.6% to $1,059 million, from $908 million in the comparable prior year period. Excluding the favorable effects of the acquisitions of Cyborg, NTRC, and the majority interest in our Puerto Rico operations of approximately $72 million, and the effects of favorable foreign currency translation of approximately $4 million, Outsourcing net revenues increased 8.3% in the nine months ended June 30, 2004. Outsourcing revenue growth was from the addition of core services in benefits administration as well as an increase in one-time projects in the fiscal first and third quarters. Consulting net revenues increased by 4.7% to $571 million from $545 million in the comparable prior year period. The majority of this growth was due to the effect of favorable foreign currency translation of approximately $27 million and the effect of acquisitions of approximately $6 million for NTRC, the majority interest in our Puerto Rico operations and a small acquisition in Ireland. Adjusting for the favorable effects of foreign currency and the acquisitions, Consulting net revenues decreased 1.2% in the nine months ended June 30, 2004, as compared to the prior year period. Declines in demand for our discretionary consulting services, primarily in certain of our other consulting service areas, were offset by growth in health benefit management consulting.

Compensation and Related Expenses

Compensation and related expenses increased 11.3% to $1,047 million for the nine months ended June 30, 2004, from $940 million in the comparable prior year period, but declined as a percentage of net revenues to 64.2% from 64.7%, respectively. This decrease as a percentage of net revenues is primarily due to our continued effort to increase productivity and leverage technology within our benefits administration outsourcing business, increased productivity in certain of our discretionary consulting services and the leveraging of shared services personnel. These improvements were partially offset by increased personnel to support the growth of workforce management and lower than expected revenues relative to compensation increases in our retirement plan consulting business. The $106 million increase in compensation and related expenses was due to increases in employee headcount from acquisitions in 2003 and 2004, the effects of foreign currency translation, wage increases, and increases in outsourcing personnel to support the growth of benefits administration outsourcing and workforce management. Excluding compensation expenses related to acquisitions of approximately $52 million and the unfavorable effects of foreign currency translation of approximately $24 million, compensation and related expenses as of June 30, 2004, grew 3.2%.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $79 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through June 30, 2004, of which $12 million was recorded in the nine months ended June 30, 2004 and $35 million was recorded in the comparable prior year period. The decrease in the initial public offering restricted stock award expense for the nine months ended June 30, 2004 over the comparable prior year period was due to the timing of the vesting of the awards. The remaining $32 million of unearned compensation as of June 30, 2004 will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses increased 11.9% to $319 million in the nine months ended June 30, 2004, from $285 million in the comparable prior year period, but as a percentage of revenue declined slightly to 19.5% from 19.6% period over period. The $34 million period-over-period increase in other operating expenses primarily reflects the inclusion of operating costs from businesses acquired in 2003 and 2004, increased occupancy expenses in connection with a planned office relocation in the United Kingdom, partially offset by lower depreciation on computer equipment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 22.5%, to $87 million in the nine months ended June 30, 2004, from $71 million in the comparable prior year period. The $16 million increase in SG&A expenses resulted from the inclusion of SG&A costs from businesses acquired in 2003 and 2004, increased insurance costs, an increase in amortization expense related to a UK-based customer relationship intangible asset which we began to amortize in the fourth quarter of fiscal 2003, and increased professional service fees. As a percentage of net revenues, SG&A costs increased slightly from 4.9% to 5.3% period over period.

Other Expenses, Net

Other expenses, net were $14 million in the nine months ended June 30, 2004, compared to $13 million in the comparable prior year period. The largest component, interest expense, decreased to $14 million in the nine months ended June 30, 2004 from $15 million in the comparable prior year period. The decrease in the interest expense is primarily due to decreased principal balances on our fixed rate long-term debt period over period. As a percentage of net revenues, other expenses, net was 1% in both periods.

Provision for Income Taxes

The provision for income taxes was $62 million for the nine months ended June 30, 2004, compared to $45 million in the comparable prior year period, an increase of 39.1%. The increase in the provision for income taxes in the nine months ended June 30, 2004, over the comparable prior year period is due to increased income before income taxes. For the year ending September 30, 2004, the Company expects to report an effective tax rate of approximately 41% of its income before income taxes and as such, has apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment, however, actual income or taxes may differ.

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

Reconciliation of Segment Results to Total Company Results (in thousands)

Three Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Increase/(Decrease)
	2004	2003	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$353,121	$304,095	$49,026	16.1%
Segment income	67,132	59,581	7,551	12.7%
Segment income as a percentage of segment net revenues	19.0%	19.6%

Consulting
Revenues before reimbursements (net revenues)	$198,662	$190,791	$7,871	4.1%
Segment income	36,336	36,440	(104)	(0.3)%
Segment income as a percentage of segment net revenues	18.3%	19.1%

Total Company
Revenues before reimbursements (net revenues)	$551,783	$494,886	$56,897	11.5%
Reimbursements	11,947	12,862	(915)	(7.1)%

Total revenues	$563,730	$507,748	$55,982	11.0%

Segment income	$103,468	$96,021	$7,447	7.8%
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	3,790	5,649	(1,859)	(32.9)%
Unallocated shared costs	45,426	41,944	3,482	8.3%

Operating income	$54,252	$48,428	$5,824	12.0%

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC. As such, their results are included in the Company’s results from the respective acquisition dates.
(2)	Compensation expense of $4 million and $6 million relates to the amortization of initial public offering restricted stock awards for the three months ended June 30, 2004 and 2003, respectively.

Outsourcing

Outsourcing net revenues increased by 16.1% to $353 million in the three months ended June 30, 2004, from $304 million in the comparable prior year period. The revenue growth was due, in part, to the addition of revenues from the fiscal 2003 acquisitions of Cyborg and NTRC, the fiscal 2004 second quarter acquisition of the majority interest in our Puerto Rico operations, as well as modest gains from foreign currency translation. Excluding the effects of these acquisitions of approximately $22 million, and favorable foreign currency translation of approximately $1 million, Outsourcing net revenues increased 8.4% over the prior year quarter. This growth was primarily due to the addition of core services in the benefits administration business as well as an increase in one-time projects.

Outsourcing segment income increased 12.7% to $67 million in the three months ended June 30, 2004, from $60 million in the prior year comparable period. Outsourcing segment income as a percentage of outsourcing net revenues decreased to 19.0% in the three months ended June 30, 2004, from 19.6% in the comparable prior period. Excluding the effects of the acquisitions of approximately $5 million, segment income as a percentage of outsourcing net revenues was 18.9% in the three months ended June 30, 2004. This decrease in margins is primarily due to increased personnel to support the development and growth of our workforce management and payroll businesses and investments in our international benefits outsourcing business, which was partially offset by increased leverage of technology to drive down costs within benefits administration.

Consulting

Consulting net revenues increased by 4.1% to $199 million in the three months ended June 30, 2004, from $191 million in the comparable prior year period. The majority of this growth was due to favorable foreign currency translation of approximately $8 million, principally from the strengthening of European currencies relative to the U.S. dollar period-over-period, and the favorable effects of acquisitions of approximately $2 million, including NTRC, a small acquisition in Ireland, and the acquisition of the majority interest in our Puerto Rico operations. Adjusting for the effects of favorable foreign currency translation and the acquisitions, Consulting net revenues declined by 1.0% for the three months ended June 30, 2004, as compared to the comparable prior year period. For the quarter, there were very small decreases to flat revenues across retirement plan, health benefit management and all other consulting, primarily driven by lower retirement plan consulting in Europe and less demand for certain discretionary consulting projects.

Consulting segment income remained flat at $36 million for the three months ended June 30, 2004 and the comparable prior year period, and as a percentage of Consulting net revenues declined to 18.3% from 19.1%, respectively. Excluding the effects of the acquisitions of approximately $2 million, segment income as a percentage of Consulting net revenues was 17.7% for the three months ended June 30, 2004. The period-over-period decrease in margins is primarily due to changes in foreign earnings mix, in part due to increased compensation and occupancy expenses relative to revenue growth as well as increased amortization of the UK-based customer relationship intangible asset in the three months ended June 30, 2004.

Reconciliation of Segment Results to Total Company Results (in thousands)

Nine Months Ended June 30, 2004 and 2003

	Nine Months Ended June 30,		Increase/(Decrease)
	2004	2003	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$1,059,195	$908,187	$151,008	16.6%
Segment income	216,717	181,628	35,089	19.3%
Segment income as a percentage of segment net revenues	20.5%	20.0%

Consulting
Revenues before reimbursements (net revenues)	$570,887	$545,075	$25,812	4.7%
Segment income	94,964	102,618	(7,654)	(7.5)%
Segment income as a percentage of segment net revenues	16.6%	18.8%

Total Company
Revenues before reimbursements (net revenues)	$1,630,082	$1,453,262	$176,820	12.2%
Reimbursements	43,817	40,395	3,422	8.5%

Total revenues	$1,673,899	$1,493,657	$180,242	12.1%

Segment income	$311,681	$284,246	$27,435	9.7%
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	12,470	35,193	(22,723)	(64.6)%
Unallocated shared costs	133,563	126,833	6,730	5.3%

Operating income	$165,648	$122,220	$43,428	35.5%

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC. As such, their results are included in the Company’s results from the respective acquisition dates.

(2)	Compensation expense of $12 million and $35 million relates to the amortization of initial public offering restricted stock awards for the nine months ended June 30, 2004 and 2003, respectively.

Outsourcing

Outsourcing net revenues increased by 16.6% to $1,059 million in the nine months ended June 30, 2004, from $908 million in the comparable prior year period. The revenue growth was due, in part, to the addition of revenues from the newly acquired Cyborg, NTRC and the majority interest in our Puerto Rico operations of approximately $72 million, as well as favorable effects of foreign currency translation of approximately $4 million. Excluding the effects of these acquisitions and favorable foreign currency translation, Outsourcing net revenues increased 8.3% over the prior year period. This Outsourcing net revenue growth was primarily in the benefits administration business and was due to the addition of new core services as well as an increase in one-time projects in the fiscal first and third quarters.

Outsourcing segment income increased 19.3% to $217 million in the nine months ended June 30, 2004, from $182 million in the prior year comparable period. Outsourcing segment income as a percentage of outsourcing net revenues increased slightly to 20.5% for the nine months ended June 30, 2004, from 20.0% for the comparable prior year period. Excluding the effects of the acquisitions of approximately $11 million, segment income as a percentage of Outsourcing net revenues was 20.8% in the nine months ended June 30, 2004. The increase in margins was due to continued efforts to leverage our technology and scale to drive down costs within our benefits administration outsourcing business, which was partially offset by increased personnel to support the development and growth of our workforce management and payroll offerings.

Consulting

Consulting net revenues increased by 4.7% to $571 million in the nine months ended June 30, 2004, from $545 million in the comparable prior year period. The majority of this growth was due to favorable foreign currency translation and the acquisition of NTRC, a small acquisition in Ireland, and the acquisition of a majority interest of our Puerto Rico operations. Adjusting for the effects of favorable foreign currency translation of approximately $27 million and the acquisitions of approximately $6 million, Consulting net revenues declined 1.2% in the nine months ended June 30, 2004, over the comparable prior year period. Declines in demand for our discretionary consulting services, primarily in certain of our other consulting service areas, were offset by growth in health benefit management consulting.

Consulting segment income declined 7.5% to $95 million for the nine months ended June 30, 2004, from $103 million in the comparable prior year period. Consulting segment income as a percentage of consulting net revenues declined to 16.6% from 18.8%, respectively. Excluding the effects of the acquisitions of approximately $5 million, segment income as a percentage of Consulting net revenues was 16.0% for the nine months ended June 30, 2004. The period-over-period decrease in margins is primarily due to changes in foreign earnings mix, in part due to increased compensation and office space and relocation expenses relative to revenue growth and increased amortization of the UK-based customer relationship intangible asset in the nine months ended June 30, 2004.

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

Summary of Cash Flows (in thousands)	Nine Months Ended June 30,
	2004	2003
Cash provided by Operating activities	$163,461	$182,348
Cash used in Investing activities	(70,392)	(119,937)
Cash used in Financing activities	(45,778)	(37,550)
Effect of exchange rates on cash	690	1,574

Net increase in cash and cash equivalents	47,981	26,435
Cash and cash equivalents at beginning of period	227,505	136,450

Cash and cash equivalents at end of period	$275,486	$162,885

Cash and cash equivalents were $275 million and $163 million at June 30, 2004 and 2003, respectively, an increase of $113 million or 69%. Working capital, defined as current assets less current liabilities, was $378 million at June 30, 2004, compared to $284 million at September 30, 2003, an increase of $94 million or 33%.

For the nine months ended June 30, 2004 and 2003, cash provided by operating activities was $163 million and $182 million, respectively. The decrease in cash provided by operating activities was primarily due to limited deferred billing arrangements, the timing of cash collection of receivables and lower levels of advance billings than in the prior year, partially offset by increases in accounts payable and other accrued expenses. The amount of profit sharing and deferred compensation which was paid in early fiscal 2004 and related to fiscal 2003 results, was lower than in the prior year due to lower fiscal 2003 financial performance relative to targets. Variable compensation paid in early 2004 for the 2003 fiscal year, was higher as more employees participated in the variable compensation program for a full year in fiscal 2003 than in fiscal 2002. In late fiscal 2002, participation increased as a result of the FORE Holdings owners who became employees of Hewitt Associates upon incorporation and the inclusion of Bacon & Woodrow employees at the time of the acquisition.

For the nine months ended June 30, 2004 and 2003, cash used in investing activities was $70 million and $120 million, respectively. The decrease in cash used in investing activities was primarily due to less net cash paid for acquisitions in the current year than in the prior year. Excluding cash paid for acquisitions, cash used in investing activities increased by $3 million due to increased expenditures for property and equipment, offset by lower expenditures for software and software licenses than in the prior year. The Company’s property and equipment expenditures were primarily for computer and telecommunications equipment for the Outsourcing segment and leasehold improvements and furniture and fixtures related to the relocation to new office space in the United Kingdom.

For the nine months ended June 30, 2004 and 2003, cash used in financing activities was $46 million and $38 million, respectively. The decrease in cash from financing activities was primarily due to repayments of short-term borrowings in the United Kingdom, which were secured in early 2004 to fund the payment of fiscal 2003 variable compensation in early 2004. More employees participated in the variable compensation program in 2003 as a result of the acquisition of Bacon & Woodrow in late-fiscal 2002. This increase in short-term borrowings was repaid during the nine months ended June 30, 2004.

We incur significant cash outflows for upfront implementation efforts on new outsourcing services. These costs are capitalized as Deferred Contract Costs and amortized over the life of the respective outsourcing arrangements. Similarly, upfront implementation fees are also deferred as Deferred Contract Revenues and amortized over the life of the respective outsourcing arrangements. Historically, for most arrangements, we received upfront implementation fees for those efforts, however, implementation fees may also be received over the ongoing services period. We have recently seen a shift to more of our implementation fees being recovered over the ongoing services period. If this shift were to continue, this will reduce our operating cash flows in the short-term.

Commitments

Significant ongoing commitments consist primarily of leases and debt.

Operating Leases

Prior to fiscal year 2003, the Company entered into certain real estate transactions with FORE Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates, an equity method investment of FORE Holdings. As of June 30, 2004, all of the Company’s leases with FORE Holdings and its subsidiaries are classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by FORE Holdings and third party debt. This debt is not reflected on the Hewitt Associates’ balance sheet as the obligation represented by the debt is not an obligation of, nor guaranteed by, the Company. The future minimum aggregate lease payments on these leases totaled $471 million as of September 30, 2003.

We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of September 30, 2003, the future minimum aggregate lease payments on these leases totaled $316 million.

Capital Leases

During the third quarter of fiscal 2002, we entered into two 15-year capital leases for office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term capital lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of June 30, 2004, the outstanding debt related to these leases was $84 million. One of the leases, totaling approximately $23 million at June 30, 2004, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.9%-to-7.0%. At June 30, 2004, the outstanding balance on the equipment financing agreements was $0.3 million.

Debt

Variable Interest Rate Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We currently have one domestic unsecured line of credit facility. The three-year facility provides for borrowings up to $75 million. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee is assessed at a rate of 0.125% per annum. At June 30, 2004, there was no outstanding balance on the facility.

Hewitt Bacon & Woodrow Ltd., a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £17 million until expiration of the facility on July 31, 2004, at a current rate of 5.53%. As of June 30, 2004, there was no outstanding balance on the line of credit. There was other foreign debt outstanding at June 30, 2004 totaling approximately $2 million, pursuant to local banking relationships in over a half-dozen countries.

We have a contract with a lender to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness; however, the terms and conditions of the financing for each of our foreign offices have not yet been finalized. There were no borrowings under the contract as of June 30, 2004.

Fixed Interest Rate Debt

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $134 million as of June 30, 2004. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $9 million bears interest at 7.94% and is repayable in five annual installments which began in March 2003; $35 million bears interest at 8.08%, and is repayable in five annual installments beginning in March 2008; and $40 million bears interest at 7.45%, and is repayable in five annual installments which began in May 2004. The unsecured senior term notes include provisions for significant early payment penalties.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners, a violation of which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth of $225 million at June 30, 2004, to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At June 30, 2004, we were in compliance with the terms of our debt agreements.

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

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in our Registration Statements on Form S-4 (File No. 333-117326) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have generally not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. At June 30, 2004, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and debt.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We invest in the highest rated money market investments and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At June 30, 2004, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our unsecured senior term notes. At June 30, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $2.8 million. At June 30, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $2.7 million.

Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5- to-72.5 basis points or the prime rate, at our option. As of June 30, 2004, there was no outstanding balance on this line of credit. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings of up to £17 million until expiration of the facility on July 31, 2004, at a current rate of 5.53%. As of June 30, 2004, there was no outstanding balance on the line of credit. There was other foreign debt outstanding June 30, 2004, totaling approximately $2 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on this line of credit and other foreign debt was $2 million as of June 30, 2004.

Our foreign subsidiaries maintained debt with an effective interest rate of 7.98% and 7.16% during the three and nine months ended June 30, 2004, respectively. A one percentage point increase would have increased our interest expense by approximately $0.03 million and $0.14 million for the three and nine months ended June 30, 2004, respectively. We also maintain an invested cash portfolio which earned interest at an average rate of 1.22% during the nine months ended June 30, 2004. A one percentage point increase would have increased our interest income by approximately $0.50 million and $1.55 million for the three and nine months ended June 30, 2004, respectively. Therefore, the net effect of a one percentage point increase in interest rates would have been approximately $0.47 million and $1.41 million in net additional income (or net decrease in income from a one percentage point decrease in the rate) for the three and nine months ended June 30, 2004, respectively.

Foreign exchange risk

For both the three and nine months ended June 30, 2004, revenues from U.S. operations as a percent of total revenues was 81%. Foreign currency losses were $183 and $686 for the three and nine months ended June 30, 2004. Foreign currency other comprehensive income (loss) was a loss of $6 million and income of $30 million for the three and nine months ended June 30, 2004, which primarily was due to the foreign currency translation in the United Kingdom resulting from the weakening of the British pound sterling relative to the U.S. dollar from March 31, 2004 to June 30, 2004. The increase over the nine months was due to the strengthening of the British pound sterling relative to the U.S. dollar from September 30, 2003 to June 30, 2004. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 11% of our net revenues for the three and nine months ended June 30, 2004 were from the United Kingdom. Approximately 3% of our net revenues for the three and nine months ended June 30, 2004 were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on our translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three and nine months ended June 30, 2004, would have impacted our pre-tax net operating income by approximately $0.2 million and $1.4 million, respectively. A 10% change in the average exchange rate for the Euro would have impacted our pre-tax net operating income by approximately $0.1 million for both the three and nine months ended June 30, 2004.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Exult, Inc., Hewitt Associates, Inc. and Eagle Merger Corp (incorporated by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-4, Registration No. 333-117326).

10.1	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., General Atlantic Partners 54, L.P., General Atlantic Partners 57, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. (incorporated by reference to Exhibit 99.2 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.2	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., Kevin M. Campbell, James C. Madden, V., Michael J. Salvino and Stephen M. Unterberger (incorporated by reference to Exhibit 99.3 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b.	Reports on Form 8-K filed during the quarter.

Current Report on Form 8-K dated May 4, 2004 (date of earliest event reported), furnished on May 11, 2004, with respect to the Company’s earnings release for the quarter ended March 31, 2004.

Current Report of Form 8-K dated June 16, 2004 (date of earliest event reported), furnished on June 16, 2004, with respect to the Company’s announced agreement of merger with Exult, Inc.

Current Report on Form 8-K dated June 15 (date of earliest event reported), furnished on June 18, 2004, with respect to the Company’s agreement and plan of merger with Exult, Inc.

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: July 30, 2004	By:	/s/ Dan A. DeCanniere
Dan A. DeCanniere
Chief Financial Officer
(principal financial and accounting officer)