Form 10-K
period 2004-09-30
HEWITT ASSOCIATES INC
filed 2004-11-18
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

The aggregate market value of the common stock of Hewitt Associates, Inc. outstanding shares estimated to be held by non-affiliates was $3,026,735,068 as of October 31, 2004, based on an October 29, 2004 closing price of $28.03. While it is difficult to determine the number of shares owned by affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant believes this estimate is reasonable.

Class	Outstanding as of October 31, 2004
Class A Common Stock - $0.01 par value	54,796,237
Class B Common Stock - $0.01 par value	61,481,579
Class C Common Stock - $0.01 par value	4,384,170

120,661,986

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in response to Part III, Items 10-14, of this Form 10-K.

HEWITT ASSOCIATES, INC.

FORM 10-K

For The Fiscal Year Ended

September 30, 2004

PART I

Item 1. Business

Overview

Hewitt is a leading global provider of human resources outsourcing and consulting services. Our mission is to excel, around the world, at helping our clients and their people succeed together. In fiscal 2004, which marked our 43rd consecutive year of revenue growth, we provided services to more than 2,650 clients. We believe that we are well-positioned to continue our growth in a business environment characterized by a growing recognition of the critical importance of human resources, increasingly complex human resources challenges and rapid technological change.

Since our founding in 1940, we have continuously extended and expanded our human resources service offerings in response to our clients’ needs. Early in our history, we specialized in providing actuarial services for sponsors of retirement plans and executive compensation consulting. These remain core competencies of the firm today. Benefits legislation in the 1970’s and the proliferation of flexible benefits and 401(k) programs in the 1980’s substantially increased companies’ needs for advisory and administrative services related to health and welfare benefits, retirement benefits and compensation programs. In 1991, we introduced the Total Benefit Administration™ system, which we believe is the first technology platform for outsourcing the administration of the three major benefit service areas using a single, integrated system and database. Following significant investments in technology, infrastructure, and people, and with over thirteen years of experience, outsourcing is now our largest business segment.

Of our $2.2 billion of net revenues in 2004, 65% was generated in our outsourcing business and 35% was generated in our consulting business. Our outsourcing business is comprised of benefits, payroll and broader human resource administrative services, and beginning in fiscal 2005, will include a wide range of human resource administrative services from the newly acquired Exult business (see Recent Developments below). Our consulting business is comprised of three primary service areas, including health management, retirement and financial management, and talent and organization consulting.

To date, we have provided our outsourcing services primarily to companies with complex human resources programs and over 10,000 employees. As of September 30, 2004, we were providing benefit outsourcing services to approximately 280 clients (typically through three- to five-year contracts) representing a total of approximately 435 benefit services. We define a benefit outsourcing client as a company that has outsourced to us the administration of one or more of the three core benefit services. We define a benefit service as any one of the three benefit administration services that we provide for a client. As a result, for clients who offer health and welfare, defined contribution and defined benefit programs, we have the opportunity to provide three benefit services.

We are focused on developing deep client relationships and establishing ourselves as the outsourcing provider of choice across all of our outsourcing services. We have grown our outsourcing revenues by both expanding existing client relationships and adding new clients, both organically and through acquisition of competitors. We believe that we will continue to deliver significant growth in our outsourcing business by expanding relationships with existing clients, increasing the penetration of our target outsourcing market, extending our service offerings, addressing the complex and changing needs for health benefit management services, providing outsourcing services to mid-sized companies, establishing new business alliances, and growing our business outside the United States.

Through our consulting business, we provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes. Our consulting clients include a diverse base of companies, many of which have been clients for a long time. We have grown our consulting revenues by both expanding existing client relationships and adding new clients. Looking back over the last five years, of our 100 largest consulting clients in 1999 (ranked by revenues), 77 are consulting clients today and have been in each of the last five years.

We plan to continue to grow our consulting business by extending services into our existing client base, targeting companies we currently do not serve, continuing to address the complex and changing needs for health and retirement benefits and talent management services and growing our business outside the United States.

Recent Developments

Exult Merger

Exult has been a leading provider of HR business process outsourcing. On June 15, 2004, we entered into an Agreement and Plan of Merger with Exult, Inc. and Eagle Merger Corp., a newly formed wholly owned subsidiary of Hewitt and on October 1, 2004, after obtaining regulatory and stockholder approvals, the merger was completed. Eagle Merger Corp. was merged with and into Exult, and Exult became the surviving corporation and a wholly owned subsidiary of Hewitt. Under the Agreement, each share of Exult common stock outstanding immediately prior to the effective time of the merger was converted into 0.2 shares of Hewitt Class A common stock. As such, the Exult stockholders received 22,159,921 shares of Hewitt Class A stock in exchange for the 110,799,662 shares of outstanding Exult common stock. The purchase price is estimated to be approximately $776 million, including assumed debt and acquisition related costs. On October 29, 2004, Exult was merged into Hewitt Associates, Inc. (See Note 6 to the consolidated and combined financials for additional information).

Shelf Registration Statement

On August 27, 2004, we filed an Amended Registration Statement on Form S-3/A with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the former owners and the former partners of Bacon & Woodrow. The registration statement became effective on August 31, 2004. Through September 30, 2004, there were no sales of Hewitt stock pursuant to this registration statement.

Release of Transfer Restrictions

Waiver of the transfer restrictions contained in our stockholders’ agreement no longer requires the approval of our Board of Directors. FORE Holdings advised the Company that it will release the transfer restrictions on 2 percent of the original number of aggregate Class B and Class C shares each month from October through December 2004 (approximately 1.6 million shares per month). Restrictions on 2 percent of the 0.9 million Class A shares held by certain Exult senior executives after the closing of the merger will also be released each month from October through December 2004 (approximately 20,000 shares per month). The Company is unable to estimate how many of the related shares will be sold. FORE Holdings stated that liquidity opportunities after December 2004 could include a continuation of the release of transfer restrictions at the same or a different rate, a managed secondary offering, negotiated sales to institutions or a combination of these scenarios. As previously disclosed, sales restrictions on remaining Class B and Class C shares and shares held by certain senior Exult executives are expected to lapse on June 27, 2005.

Stock Repurchase Program

On June 14, 2004, our Board of Directors authorized the Company to repurchase up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of the Company’s cash and short-term investments positions and expected future cash flows. No repurchases were made through September 30, 2004.

Rule 144 Sales

In addition, during the year, an aggregate of 1,857,325 shares of stock have been converted from Class B and Class C common stock to Class A common stock and sold under Rule 144 by the former owners and the former partners of Bacon & Woodrow pursuant to a Rule 144 sale program previously approved by our Board of Directors.

Market Overview

The global business environment is becoming increasingly complex, competitive, and technologically focused. The continued shift from a manufacturing-based to a service- and knowledge-based economy places a greater premium on the people that a company attracts, motivates, and retains. The competition for this talent is complicated by demographic trends that show increasingly that the most experienced of the workforce is nearing and entering retirement.

At the same time that companies face tougher competition for essential talent and experience, they are also facing the pressures of rising health care and retirement costs, technology upgrades, and employee expectations for increased choice and enhanced services. They also face pressure to control or lower their operational costs, avoid capital expenditures, increase quality, and raise productivity as well.

We believe that companies will increasingly seek help addressing these needs from outside providers of human resources services.

Business Segments

Our two principal business segments are outsourcing and consulting. See Note 21 to the consolidated and combined financial statements for additional information on Segment and Geographic Data:

•	Outsourcing—We apply our human resources expertise and employ our integrated technology solutions to administer our clients’ human resources programs. Our benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Our payroll services include installed payroll software and fully outsourced processing. Our workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management. Beginning in fiscal year 2005, our benefits administration, payroll, workforce management and the newly acquired Exult business provide us with a full range of human resources services to offer our clients. Exult’s services include recruiting and staffing, learning and development, global mobility, time and attendance and accounts payable, procurement expertise and vendor management capabilities.

•	Consulting—We provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we combine our expertise in human resources outsourcing and consulting to create complete human resources solutions and a full continuum of human resources services.

We believe that our leadership in outsourcing and consulting, and our ability to provide integrated solutions across and within both businesses are important competitive advantages. With our full range of services, we are able to leverage the data and knowledge we gain through outsourcing to provide more comprehensive and market-based solutions in our consulting business. Likewise, we utilize the expertise developed through our consulting business to meet the specific objectives of our outsourcing clients through high-value, cost-effective solutions.

Outsourcing

Outsourcing represented 65% of our net revenues in fiscal 2004. We deliver outsourcing services primarily to organizations with more than 10,000 employees which have complex human resources and benefit programs. During fiscal 2004, 118 of our outsourcing clients were Fortune 500 companies. Our outsourcing clients typically sign three- to five-year contracts and most of our clients have renewed their contracts with us upon expiration of the initial term.

Through an integrated suite of technologies that span infrastructure, data-warehousing, human resources applications, security, service centers, portals and content management, we provide automated solutions to our clients’ human resources and benefits-related processes that are flexible enough to adapt to a broad range of program complexity and to accommodate the needs of clients ranging in size from less than 1,000 to well over 500,000 employees. Our outsourcing services are designed to help clients eliminate inefficiencies in human resources and benefits delivery to employees, continue to meet business objectives in a changing environment and meet compliance obligations of their human resources and benefits programs. We relieve human resources managers of the resource-intensive day-to-day processes required in the administration of human resources and benefits programs, including recordkeeping, data management, systems integration, and transaction and decision support. We follow a comprehensive process to develop an understanding of our clients’ needs, learn their systems and culture and jointly define their objectives. Our comprehensive approach provides a secure solution to manage employee data, record and manage transactions directed by employees, managers, and human resources professionals and administer human resources, benefits, and payroll processes. In addition, we transmit and transfer data between our clients and both their employees and outside parties (such as health plans, trustees and investment managers). We also provide employers with web-based tools that enable them to report on and analyze the effectiveness and the return on investment in their benefits, compensation, and human resources programs and facilitate project management with us.

Our outsourcing services enable our clients to satisfy their employees’ and managers’ needs for information, decision-making tools and support, and ability to take action related to benefits, payroll, and human resources. We offer our clients’ employees three ways to communicate with us and manage their benefits and human resources programs: Internet, automated voice response system and call centers. This multiple access approach encourages employees’ self-management of their benefits, which in turn helps our clients control and reduce their human resources and benefits costs. Our web-based tools, Your Benefits Resources™ and HR WorkWays™, are fully integrated with the Total Benefit Administration™ and workforce management platforms and provide employees, managers, and human resource professionals with personalized content and fast, accurate, and easy-to-use decision support tools that allow “real-time” management of their human resources and benefits decisions and transactions. Your Benefits Resources™ also provides employees with seamless integrated interfaces to outside providers of services such as investment advice and health care provider directories. Automated voice response provides participants certain transaction capabilities over the phone. These self-management solutions can be further enhanced through AccessDirect™, a personalized directory service that enables employees to connect to their human resources and benefits providers and access services. For employees, managers, and human resources professionals who need more assistance with human resources, payroll or benefits issues, we staff our call centers with employees who have received extensive training in issues specific to the client’s programs.

The largest component of our Outsourcing segment consists of benefits outsourcing services, which includes three principal categories of employee benefit programs:

•	Health and Welfare;

•	Defined Contribution; and

•	Defined Benefit.

Building on our experience in benefits outsourcing, we have developed solutions for supporting the additional human resource administrative needs of our clients. Our service offerings include a comprehensive range of HR programs and solutions, including payroll, workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management. With the merger of Exult on October 1, 2004, we expanded the organization’s global presence and brought together additional service capabilities, including expanded recruiting and staffing, learning and development, global mobility, time and attendance and accounts payable, expense and vendor management capabilities. These capabilities, combined with Hewitt’s full suite of human resources consulting services, allow Hewitt to provide flexible, end-to-end solutions, from strategy and design to administration and outsourcing. We also believe that our infrastructure, including underlying software platforms, strong brand name and human resources market leadership, are additional competitive advantages which enable us to provide strong human resource management solutions.

Health and Welfare. Our health and welfare benefits outsourcing services are a natural extension of our health management consulting capabilities. Administering health and welfare benefit programs is an important and complex task for employers who must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Every year, each company has a period of time (typically three to four weeks) during which employees are required to make decisions regarding their health and welfare options and enroll in programs for the following year. Each employer must communicate its benefit offerings by providing employees with information explaining the available options and answering employees’ questions regarding the various alternatives. Once employees have submitted their choices, the employer must then accurately communicate these choices to provider organizations. For companies managing benefits administration internally, staffing a human resources department with adequate support to effectively and efficiently handle this annual surge of activity is extremely challenging. Furthermore, ongoing health and welfare administration requires managing payroll deduction and status data that determine each participant’s health plan eligibility and transmitting eligibility data to health plans and providers.

Our technology-based delivery model offers employers a cost-effective and efficient solution to their health and welfare benefits administration needs. We are able to manage the annual enrollment process in a seamless manner for the employer and have the ability to clearly communicate to employees their available choices. We also are able to deliver significant value to our clients outside of the annual enrollment process and in the context of ongoing benefits administration. For example, Hewitt Associates Connections™, our automated data management and premium payment process, connects us with more than 280 insurance companies and other health plan providers in the United States, Canada and Puerto Rico, facilitating data transfer, resolving quality issues, validating participant eligibility and paying premiums in order to eliminate overpayment to health plans. Additionally, we offer automatic payment of employees’ portion of program costs, providing significant efficiencies to the employer and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited. Further, we document and report issues and statistics to assist plan sponsors in driving better plan performance.

Our services are available to employees 24 hours a day, seven days a week. Your Benefits Resources™ enables employees to enroll in and manage their health and welfare benefits via the Internet. In addition to using Your Benefits Resources™ to obtain information about the various options available and model their health and welfare benefit costs under various assumptions, employees can also use our automated voice response system or our call centers. Additionally, ProviderDirect, another web-based service, allows employees to identify in-network medical providers by criteria such as specialty, location and gender. Our Participant Advocacy service provides assistance directly to employees regarding the resolution of health plan eligibility, access and claim issues. In addition, in January 2004, we began providing Health Care Spending Account administration services through the Internet that provide employees with a paperless way to manage their health care spending accounts and file claims for reimbursements.

Based on our knowledge of the marketplace and the number of employees to whom we provide services, we believe Hewitt is the largest provider of outsourced health and welfare administrative services. As of September 30, 2004, we were providing health and welfare outsourcing services to 156 plan sponsors. We believe our experience and expertise in managing complex health and welfare plan administration issues will be a significant factor in the continued growth of this business, especially as plan sponsors continue to focus on managing the cost of multi-option health and welfare programs.

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

Based on our knowledge of the marketplace and number of employees to whom we provide services, we believe we are the largest provider of outsourced defined contribution administration services that is not also an asset manager. As of September 30, 2004, we were providing defined contribution outsourcing services to 152 plan sponsors. While the domestic market for defined contribution outsourcing is relatively well-developed, we believe the international markets offer us opportunities for expansion as employers in many countries outside the United States are beginning to adopt defined contribution plans. We believe our global reach and our strategy to increase our international presence will provide an opportunity to grow this service offering. We believe industry consolidation will provide other opportunities for expansion in this area.

Defined Benefit. Many mid-sized and large employers sponsor defined benefit (pension) plans. Pension plans are subject to numerous laws and regulations and the administration of them has historically been extremely complex and paper-intensive, resulting in challenges for employers. Because inaccurate or improper plan administration can have significant adverse consequences, many employers seek third-party providers to administer their plans.

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

Based on our knowledge of the marketplace and the number of employees to whom we provide services, we believe we are the largest provider of outsourced defined benefit administration services. Further, we believe that only a small percentage of organizations have outsourced their defined benefit administration to date. As of September 30, 2004, we were providing defined benefit outsourcing services to 127 plan sponsors. We believe there are growth opportunities for us as we continue to leverage our technology, expertise and experience to bring our defined benefit outsourcing services to companies which have not yet outsourced their defined benefit plans.

Payroll. We provide payroll services to our clients through a range of options, including in-house, licensed solutions, payroll processing or fully outsourced solutions. We believe that the demand for payroll services among large companies is still largely untapped, and we expect to provide value to clients by applying the same human resources experience, continuous systems enhancement and process improvement to the payroll environment that we have applied to our other outsourcing services. Our payroll services include, in addition to payroll processing, tax filing services, garnishment services, banking services, regulatory compliance assistance and year-end tax and other payroll reporting. We provide these services as a standalone service as well as part of a multi-process HRO engagement.

Workforce Management. We have built on our experience in outsourcing and consulting to provide our workforce management solutions. These services enable our clients to outsource a wide range of human resources administrative functions, including workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management. Through our workforce management solutions, we enable companies to streamline their human resources administration and processes in order to enhance effectiveness and reduce costs, and to employ web-based technologies to automate processes and transactions. By outsourcing their human resources functions to us, companies are able to receive improved services and tools for employees, managers and the human resources function without having to continually invest capital and resources to keep pace with rapidly developing human resources technologies and processes. This service is provided through a combination of our own capabilities and alliances with other specialized providers.

Our workforce management offering is an important element of our outsourcing growth strategy. We now have five workforce management clients (typically through seven- to ten-year contracts) in this new and emerging marketplace. In fiscal year 2003, we successfully launched operations for our first workforce management client, the U.S. operations of Sony Electronics. For our second workforce management client, a large pharmacy benefits management company, our health and welfare outsourcing services started in early fiscal 2003 and our defined benefit and workforce management services started in mid fiscal 2003. Services for our third client, a healthcare organization, and our fourth client, a global financial services organization, commenced on a global basis in fiscal 2004. Our fifth client is CapGemini Energy, a joint venture between Cap Gemini and the Texas-based utility services provider, TXU Energy. We provide our workforce management services to TXU’s employees through an agreement we have with Cap Gemini Energy.

Consulting

Consulting represented 35% of our net revenues in fiscal 2004. We offer consulting services to a diverse range of clients. In today’s increasingly service and knowledge-based economy, companies regard the effective management of human capital as critical to the success of their business. Companies recognize that in order to attract, motivate and retain talented employees, they must provide benefits, compensation and other human resources programs that employees view as valuable as well as the tools to enable employees to make choices and conduct related transactions.

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

In addition to these principal Consulting service lines, we provide tailored communication services to enhance the success of client solutions in all of our service areas. And, to a lesser degree, our client development group also provides consulting services.

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

We help our clients achieve these goals through our proprietary technology applications and tools that we have developed, including:

•	The Hewitt Health Value Financial Index. A tool for comparing all employer’s health care benefits and costs against a database of approximately 18 million participants;

•	The Hewitt Health Value Performance Index. Detailed quality, financial and administrative performance data on over 2,000 health plans across the United States;

•	The Hewitt Health Resources eRFP. We believe this is the highest volume Internet purchasing site in the group health insurance industry, supporting over 4,800 HMO negotiations and renewals annually; and

•	Consumer Satisfaction Web Site. Feedback on employees’ satisfaction with individual health care plans as an additional measure of employer performance.

Our health management consulting business provided services to approximately 425 clients during fiscal year 2004. We believe we continue to be well-positioned to address the growing, complex and changing needs for health benefit management services through our integrated approach, enabling us to provide high-value, cost-effective solutions to meet the specific objectives of our clients.

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

Following the announcement of investigations by several states into the practices of insurance companies and insurance brokers, we reviewed our business practices relating to our health management consulting business, which is reported in our Consulting segment. We have received contingent commissions, on an unsolicited basis, which have been less than 0.1% of our Consulting segment revenues in each of the last 3 years. We stopped accepting these commissions in May, 2004.

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

Our retirement and financial management business, which we refer to as “RFM”, assists clients in three primary activities: (i) developing overall retirement program designs that are aligned with the needs of companies and their employees; (ii) providing actuarial analysis and financial strategies to support clients in their management of pension issues; and (iii) consulting on asset allocation, investment policies and investment manager evaluation.

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

When employers sponsor defined benefit plans or retiree welfare plans, they require the services of a qualified actuary. Actuarial relationships tend to be long-standing, ongoing engagements, and actuarial services represent a significant portion of our RFM business. Actuaries calculate a plan’s funded status, the annual cash contribution requirements under applicable governmental requirements, the annual expense impact under applicable accounting standards and other benefit related information for a company’s annual financial statements. However, our RFM actuarial consultants also provide strategic consulting that helps companies with annual and long-range budgeting and planning, including analyzing alternative funding strategies that may help a company maximize tax advantages or minimize other pension costs. In addition, our consultants prepare financial projections of asset and liability trends (a joint effort with our RFM investment consultants) to help companies determine long term risk management strategies. Our RFM actuarial consultants also assist clients in due diligence investigations and analyses of proposed mergers, asset sales, acquisitions and other corporate restructurings to help our clients understand the implications of such transactions on the liabilities and funded status of the plan, as well as on the future cash contribution and expense trends.

Our RFM investment consultants work with fiduciaries of both defined contribution and defined benefit plans to help set investment strategies, determine asset allocations and select asset managers. We also monitor the performance of a large number of asset managers and, since we do not manage assets, we are able to provide clients with objective and independent analysis of investment policies and procedures.

Our RFM consulting business is closely aligned with our defined benefit and defined contribution outsourcing business. With our full range of services, we are able to provide comprehensive retirement program solutions for clients, from strategy and design of retirement plans to actuarial and investment services and administration, communication and implementation of retirement plans. For consulting clients that are also outsourcing clients, we are able to leverage the data and knowledge we accumulate through outsourcing to assist them in developing plan design features and actuarial services best suited to their specific needs.

Our RFM consulting business provided services to over 1,750 clients during fiscal year 2004. We expect that our RFM services will continue to contribute to our overall growth. Multinational clients have increasingly adopted a global outlook and often focus on selecting consultants with international capabilities. Over the past several years, we have expanded our global RFM capabilities significantly, through both internal growth and a series of acquisitions and alliances in Canada, France, Germany, Hong Kong, Ireland, Mexico, The Netherlands, Norway, Sweden, Switzerland and the United Kingdom.

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

Through our numerous talent and rewards tools, data and services, we help companies align their human resources investments with their business objectives, identifying critical human resources practices based on a given business environment, geography and labor force situation. For example, our Total Compensation Measurement™ and Variable Compensation Measurement™ tools enable clients to analyze and assess compensation effectiveness and to compare their compensation programs with over 628 companies in the U.S. alone, including approximately 72 of the Fortune 100. We also help clients use focus groups, interviews, surveys and other methods to better understand their workforce, enhance their relationships with their employees and encourage the types of behavior that ensure business success.

Our talent and organization consultants also assist clients with significant human resources issues arising out of events such as mergers and acquisitions, divestitures, initial public offerings, spin-offs, joint ventures and other restructurings. In each of these organizational changes, people play a critical role in determining the ultimate success or failure of the transactions. Our Hewitt Transaction Manager™, a website supporting project management and providing access to technical expertise needs ranging from due diligence to integration, enables seamless collaboration between our clients, consultants and external service providers. Since January 2000, we have provided organizational change services in connection with over 600 transactions, giving us important gateways into companies with whom we have not historically had firm-wide consulting relationships. During this time our model has been successful. Several restructuring engagements have led to broader client relationships and in other areas of the firm, including global actuarial valuation work and benefits and payroll outsourcing. We expect this number will grow even larger as we target and increase our investment in building new business with large multinationals headquartered outside North America.

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

Our talent and organization consulting business provided services to approximately 790 clients during fiscal year 2004. As companies continue to expand globally and seek assistance in developing and implementing successful organizational change, we anticipate that our services will be in increasing demand. As demographic projections indicate an increasing shortage of talent globally, we also expect that clients will require assistance in creating effective strategies for attracting and retaining talent and for compensating them in a way that is aligned and consistent with broader business objectives.

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

We serve a diverse client base and do not experience significant industry concentration among our clients. Also, no client represented more than 10% of net revenues in fiscal 2004, 2003 or 2002.

Intellectual Property

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

We hold no patents and our licenses are ordinary course licenses of software and data. While we have a number of trademarks, none of our trademarks are material to the operation of our business.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside firm for human resources solutions.

Outsourcing. The principal competitors in our benefits outsourcing business are outsourcing divisions of large financial institutions, such as CitiStreet (a partnership between subsidiaries of State Street and Citigroup), Fidelity

Investments, Mellon Financial (through its subsidiary, Mellon HRSolutions), Merrill Lynch, Putnam Investments, T. Rowe Price and the Vanguard Group, and other firms that provide benefits outsourcing services such as Towers Perrin. Some of our payroll competitors include Automatic Data Processing, Ceridian and Paychex while our principal workforce management competitors include some of our benefits outsourcing competitors and companies such as Accenture, Affiliated Computer Services, Electronic Data Systems and IBM.

Consulting. The principal competitors in our consulting business are consulting firms focused on broader human resources, such as Mercer Human Resource Consulting, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe that the principal competitive factors affecting both our outsourcing and consulting businesses include our ability to integrate services and solutions for clients across service offerings, our perceived ability to add value in a cost-effective manner, our ability to commit resources and successfully complete projects on a timely and cost-effective basis, our employees’ technical and industry expertise, and our professional reputation.

Technology Innovation

We believe that our technological capabilities are an essential component of our strategy to grow our benefits outsourcing business and create new service offerings. As of September 30, 2004, we had over 2,000 employees engaged in technology functions including research and development, application development and integration and operations. Technology and telecommunication expenses, excluding related employee compensation, were $197 million in 2004, $193 million in 2003 and $180 million in 2002.

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

Employees

As of September 30, 2004, we had approximately 17,000 employees serving our clients through 81 offices in 30 countries, excluding joint ventures and minority investments. Of these employees, approximately 10,300 employees were in the Outsourcing segment, approximately 4,100 employees were in the Consulting segment and approximately 2,600 employees were in information systems, human resources, client development, overall corporate management, finance and legal services, general office support and space management.

Website Access to Company Reports and Other Information

We make available free of charge through our website, www.hewitt.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

We have adopted a Code of Conduct that applies to all employees as well as our Board of Directors and corporate governance guidelines for our Board of Directors. The Code of Conduct and corporate governance guidelines, as well as the Charters for the three committees of our Board of Directors, the Audit Committee, the Compensation and Leadership Committee, and the Nominating and Corporate Governance Committee, are posted on our website www.hewitt.com. Copies of these documents will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc. 100 Half Day Road, Lincolnshire, IL 60069.

Item 2. Properties

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire complex comprises 13 buildings on three campuses and approximately 2.4 million square feet. As of September 30, 2004, we had a total of 81 offices in 30 countries and operated 5 additional offices in 5 countries through joint ventures and minority investments. We do not own any significant real property. Substantially all of our office space is leased under long-term leases. We lease most of our office space, including a portion of our principal executive offices in Lincolnshire, Illinois from FORE Holdings LLC (and/or subsidiaries thereof). We refer you to Note 15, Related Party Transactions, in the notes to the consolidated and combined financial statements for information on these arrangements. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

We are not engaged in any legal proceeding that we expect to have a material adverse effect on our business, financial condition or results of operations. In the ordinary course of our business, we are routinely audited and subject to inquiries by government and regulatory agencies.

Item 4. Submission of Matters to a Vote of Security Holders

On September 30, 2004, the Company held a Special Meeting of the Stockholders. The purpose of the Special Meeting was to consider and approve the merger agreement and the issuance of shares of Class A common stock in connection with the merger with Exult, Inc. Present at the meeting, either in person or by proxy, were holders of 91,928,241 common shares. The votes for the merger and issuance of Class A common stock were as follows: For – 91,678,158, Against– 239,443, Abstained – 10,640.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol HEW. The following table sets forth the range of high and low sales prices for each quarter for the last two fiscal years.

	Fiscal 2004
	High	Low
4th Quarter (July 1, 2004 through September 30, 2004)	$28.18	$24.40
3rd Quarter (April 1, 2004 through June 30, 2004)	$32.85	$27.10
2nd Quarter (January 1, 2004 through March 31, 2004)	$35.80	$29.52
1st Quarter (October 1, 2003 through December 31, 2003)	$31.00	$23.50

	Fiscal 2003
	High	Low
4th Quarter (July 1, 2003 through September 30, 2003)	$26.90	$22.95
3rd Quarter (April 1, 2003 through June 30, 2003)	$29.95	$20.70
2nd Quarter (January 1, 2003 through March 31, 2003)	$34.60	$24.80
1st Quarter (October 1, 2002 through December 31, 2002)	$36.36	$26.30

There is no established public trading market for Hewitt’s Class B or Class C common stock.

Holders Of Record

As of October 31, 2004, there were 879 stockholders of record of our Class A common stock, 38 stockholders of record of our Class B common stock, and 51 stockholders of record of our Class C common stock, as furnished by our Stock Transfer Agent and Registrar, EquiServe. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders is difficult to estimate with precision, but would be higher than the number of registered stockholders of record.

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

	2004	2003(1)	2002(2)	2001(3)	2000(3)
	(amounts in millions, except per share data)
Fiscal Year ended September 30:
Total revenues	$2,262	$2,031	$1,750	$1,502	$1,306
Income before taxes and owner distributions (4)	—	—	—	183	182
Net income (4)	123	94	190	—	—
Income (loss) per share (5)
Basic	$1.28	$0.99	$(0.27)	$—	$—
Diluted	$1.25	$0.97	$(0.27)	$—	$—

As of September 30:
Total assets	$1,808	$1,604	$1,345	$830	$826
Long-term obligations	201	219	236	172	153
Working capital	418	284	200	207	135

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. (See Note 6 to the consolidated and combined financial statements for additional information on these acquisitions.) As such, their results are included in our results from the respective acquisition dates.
(2)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and their results are included in our results from the acquisition date.
(3)	Includes the results of Sageo, a business launched by the Company with the intention of creating a stand-alone, Internet-based company that would provide a standardized set of health and welfare offerings to companies seeking less complex benefits solutions. In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation.
(4)	Prior to our transition to a corporate structure, Hewitt operated as a limited liability company. In such form, owners of the Company were compensated through distributions of income and Hewitt did not incur firm-level income tax. Accordingly, results prior to May 31, 2002 do not include (i) compensation for services rendered by the owners or (ii) firm-level income tax expense. As a result, income before taxes and owner distributions is not comparable to net income of a corporation. In connection with our transition to a corporate structure on May 31, 2002, the owners who worked in the business became employees and we began to record their compensation and related expenses and became subject to corporate income taxes.
(5)	Loss per share in fiscal 2002 is calculated based on earnings during the four month period from May 31, 2002, the date on which our transition to a corporate structure was completed, through September 30, 2002. The loss was generated primarily from several one-time charges incurred in connection with the transition to a corporate structure totaling $48 million and compensation expense related to the initial public offering restricted stock awards totaling $28 million through September 30, 2002. We refer you to Note 3 of the notes to the consolidated and combined financial statements. Similarly, common stock is weighted from May 31, 2002 and not from the beginning of the periods presented.

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

We use the term “owner” in this Annual Report on Form 10-K to refer to the individuals who are members of FORE Holdings LLC, formerly known as Hewitt Holdings LLC, most of whom are our employees.

Due to integration efforts related to our acquisition of the benefits consulting business of Bacon & Woodrow, standalone results for that business subsequent to the acquisition date were not available. To quantify the effects of the Bacon & Woodrow acquisition in our discussion and analysis of results, we have added the prior year historical results of the benefits consulting business of Bacon & Woodrow to our prior period results for comparison with our current year results.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004” or “fiscal 2004” means the twelve-month period that ended September 30, 2004. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated and combined financial statements, included elsewhere in this Annual Report on Form 10-K. Prior period amounts have been reclassified to conform with the current year presentation.

Overview

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries provide global human resources outsourcing and consulting services. The Company’s outsourcing business is comprised of employee benefit plan, payroll and workforce management administrative services. Hewitt’s consulting business is comprised of advisory services in health management, retirement and financial management, talent and organization consulting and other consulting.

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

On June 5, 2002, we acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The purchase price totaled $259 million and consisted of 9.4 million shares of Hewitt Associates common stock valued at $219 million, $39 million of assumed net liabilities and approximately $1 million of acquisition-related costs. For additional information on the Bacon & Woodrow acquisition, we refer you to Note 6 to our consolidated and combined financial statements. The results of operations for Bacon & Woodrow are included in our historical results from the date of the acquisition, June 5, 2002.

On June 27, 2002, we sold 11,150,000 shares of Class A common stock at $19.00 per share in our initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of our Class A common stock at $19.00 per share. The combined transactions generated $219 million in net cash proceeds after offering expenses.

For a pro forma presentation of results had these events occurred at the beginning of the fiscal year 2002, we refer you to our “Pro Forma Results of Operations” which appear later in this section.

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

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates it held in beneficial ownership on behalf of its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates of approximately 71% at June 30, 2003, to a minority interest of approximately 2%. The shares continue to be subject to the same restrictions with respect to transfer and book to market phase-in as they were when the shares were held by Hewitt Holdings. Also, with respect to voting, all Class B and Class C shares continue to be voted in accordance with the majority vote of those Class B and Class C stockholders participating in a preliminary vote of such holders. At September 30, 2004, the number of Class B and Class C shares outstanding totaled 66,098,976 or approximately 67% of common stock outstanding.

At the January 29, 2004 Hewitt Associates, Inc. Board Meeting, the make-up of Hewitt’s Board changed so that individuals who have an interest in Hewitt Holdings no longer had a majority position on the Board. On April 29, 2004, Hewitt Holdings formally changed its name from Hewitt Holdings LLC to FORE Holdings LLC (“FORE Holdings”).

Recent Developments

Exult Merger

Exult has been a leading provider of HR business process outsourcing. On June 15, 2004, we entered into an Agreement and Plan of Merger with Exult, Inc. and Eagle Merger Corp., a newly formed wholly owned subsidiary of Hewitt, and on October 1, 2004, after obtaining regulatory and stockholder approvals, the merger was completed. Eagle Merger Corp. was merged with and into Exult, and Exult became the surviving corporation and a wholly owned subsidiary of Hewitt. Under the Agreement, each share of Exult common stock outstanding immediately prior to the effective time of the merger was converted into 0.2 shares of Hewitt Class A common stock. As such, the Exult stockholders received 22,159,921 shares of Hewitt Class A stock in exchange for the 110,799,662 shares of outstanding Exult common stock. The purchase price is estimated to be approximately $776 million, including assumed debt and acquisition related costs. On October 29, 2004, Exult was merged into Hewitt Associates, Inc. On October 6, 2004, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to allow the holders of $110 million of assumed 2.5% convertible senior notes, due on October 1, 2010, to resell their notes and the Hewitt Class A common stock issuable upon conversion of their notes. (See Note 6 to the consolidated and combined financial statements for additional information).

Shelf Registration Statement

On August 27, 2004, we filed an Amended Registration Statement on Form S-3/A with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the former owners and the former partners of Bacon & Woodrow. The registration statement became effective on August 31, 2004. Through September 30, 2004, there were no sales of Hewitt stock pursuant to this registration statement.

Release of Transfer Restrictions

Waiver of the transfer restrictions contained in our stockholders’ agreement no longer requires the approval of our Board of Directors. FORE Holdings advised the Company that it will release the transfer restrictions on 2% of the original number of aggregate Class B and Class C shares each month from October through December 2004 (approximately 1.6 million shares per month). Restrictions on 2 percent of the 0.9 million Class A shares held by certain Exult senior executives after the closing of the merger will also be released each month from October through December 2004 (approximately 20,000 shares per month). The Company is unable to estimate how many of the related shares will be sold. FORE Holdings stated that liquidity opportunities after December 2004 could include a continuation of the release of transfer restrictions at the same or a different rate, a managed secondary offering, negotiated sales to institutions or a combination of these scenarios. As previously disclosed, sales restrictions on remaining Class B and Class C shares and shares held by certain senior Exult executives are expected to lapse on June 27, 2005.

Stock Repurchase Program

On June 14, 2004, our Board of Directors authorized the Company to repurchase up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of the Company’s cash position and expected future cash flows. No repurchases were made through September 30, 2004.

Rule 144 Sales

In addition, during the year, an aggregate of 1,857,325 shares of stock have been converted from Class B and Class C common stock to Class A common stock and sold under Rule 144 by the former owners and the former partners of Bacon & Woodrow pursuant to a Rule 144 sale program previously approved by our Board of Directors.

Segments

Of our $2.2 billion of consolidated net revenues for fiscal 2004, 65% was generated in our Outsourcing segment and 35% was generated in our Consulting segment.

Outsourcing

Our outsourcing business is comprised of benefits, payroll and broader human resource administrative services, and beginning in fiscal 2005, will include a wide range of human resource administrative services from the newly acquired Exult business. With the merger of Exult on October 1, 2004, we expanded the organization’s global presence and brought together existing service capabilities in payroll, workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management, with additional capabilities in recruiting and staffing, learning and development, global mobility, time and attendance, accounts payable, procurement expertise and vendor management.

Since we first began providing outsourcing services in 1991, we have made significant investments in technology, personnel and office space to build our capabilities and address market opportunity. To maintain our outsourcing leadership position, we remain committed to making significant ongoing investments in technology, infrastructure, and people, in expanding our business and driving greater efficiencies. With the investments that we have made in the benefits administration business to date, our acquisitions of Exult, Cyborg and NTRC, and our investments in workforce management administration, we expect to be able to continue to improve our outsourcing capabilities and attract new clients.

Consulting

Our consulting services consist of three principal categories: retirement and financial management, talent and organization consulting and health management. In addition to these principal Consulting service lines, we provide tailored communication services to enhance the success of client solutions in all of our service areas. And, to a lesser degree, our client development group also provides consulting services.

We provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

We experience a high level of recurring work because of our clients’ annual needs for certain of our services, such as actuarial valuations of defined benefit plans and consultations regarding the processes of compensation review and health plan selection and negotiation. Certain of our consulting services, however, support more discretionary or event-driven client activities, including the re-engineering of a client’s human resources policies, corporate restructuring and change (e.g. mergers and acquisitions), and programs and projects designed to improve human resources effectiveness. As we have seen in our business and industry, the demand for these services can be affected by general economic conditions, the financial position of our clients and the particular strategic activities they may be considering, and, therefore, is variable from period to period and more difficult for us to predict.

Following the announcement of investigations by several states into the practices of insurance companies and insurance brokers, we reviewed our business practices relating to our Consulting services. We have received contingent commissions, on an unsolicited basis, which have been less than 0.1% of our Consulting revenues in each of the last 3 years. We stopped accepting these commissions in May, 2004.

Consolidated Financial Highlights

Net revenues increased $223 or 11.3 % to $2,205 million in 2004 and increased $265 or 15.5% to $1,982 million in 2003. The net effects of favorable foreign currency translation, principally from the strengthening of European currencies relative to the U.S. dollar, were approximately $40 million for the year ended September 30, 2004. Revenues from acquisitions of approximately $79 million for the year ended September 30, 2004 also contributed significantly to the increases. After adjusting for these factors, net revenues increased $103 million, or 5.2%, for the year ended September 30, 2004. During 2004, we continued to see growth in the number of Outsourcing participants we serve. Outsourcing growth was 8.5% on an organic (i.e. excluding acquisitions), constant currency basis for 2004, including growth in our workforce management business. Consulting revenues declined 0.4% on an organic, constant currency basis for 2004. For the year, declines in demand for our discretionary consulting services, primarily in certain of the other consulting service areas, were offset by growth in health benefit management consulting while retirement and financial management consulting remained relatively flat.

Operating income increased $45 or 25.2% to $223 million from $178 million in the prior year. During 2004, operating income as a percentage of net revenue increased to 10.1% compared to 9.0% in the prior year. In 2004 and 2003, the timing of the vesting of the initial public offering restricted stock awards had a significant impact on the comparability of results. Excluding the amortization of the non-cash initial public offering stock awards of $17 million and $39 million for years ended September 30, 2004 and 2003, respectively, operating income was $240 million and $217 million for these respective periods, an increase of 10.4% year over year. Excluding the initial public offering stock awards, operating income as a percentage of net revenue was 10.9% and 11.0% for the years ended September 30, 2004 and 2003, respectively. On this adjusted basis, operating margins remained relatively flat in 2004 from 2003. Increases in Outsourcing segment margin, related to continued efforts to drive efficiencies in our benefits administration outsourcing business, were offset by decreases in Consulting segment margin, which was the result of declines in our European region, driven by a combination of higher costs due to a previously planned office relocation and compensation costs on lower than planned revenue, which resulted from the delay of certain legislative changes in Europe, as well a decline in revenue for certain discretionary communications and other consulting assignments in North America.

Critical Accounting Policies and Estimates

Conforming with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated and combined financial statements and this Annual Report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances change, however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, performance-based compensation, accounts receivable and unbilled work in process and goodwill and other intangible assets.

Revenues

We enter into numerous service contracts through our outsourcing and consulting businesses. Outsourcing contract terms typically range from three to five years, while consulting arrangements are generally of a short-term nature. The Company has contracts for multiple services primarily in the Outsourcing segment. In these contracts, standalone deliverables include core services, such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, and standalone ancillary services, such as Your Total Rewards. These services are tracked and valued separately and recognized as revenue over the ongoing service period. Consulting services provided in connection with outsourcing engagements are accounted for at the time services are provided and are valued based on prevailing market rates. Most consulting assignments are also very short-term in nature, so that the risks of recognizing revenue in the wrong period or at different values for stand-alone deliverables is significantly reduced.

The Company’s clients typically pay for consulting services either on a time-and-materials or on a fixed-fee basis. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method, which utilizes estimates of overall profitability and stages of project completion, or at the completion of a project, based on facts and circumstances of the client arrangement.

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. Factors mitigating this risk include our diverse client base. For the years ended September 30, 2004, 2003 and 2002, no single client accounted for more than 10% of our total revenues.

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

Historical Results of Operations

The following tables set forth our historical results of operations as a percentage of net revenues for the years ended September 30. Operating results for any period are not necessarily indicative of results for any future periods.

	Year ended September 30,
	2004	2003(1)	Increase/(Decrease)		2002(2)	% of Net Revenues
			Amount	%		2004	2003	2002
Revenues:
Revenues before reimbursements (net revenues)	$2,204,682	$1,981,656	$223,026	11.3%	$1,716,197	100.0%	100.0%	100.0%
Reimbursements	57,545	49,637	7,908	15.9	33,882	2.6	2.5	2.0

Total revenues	2,262,227	2,031,293	230,934	11.4	1,750,079	102.6	102.5	102.0

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards (3)	1,412,908	1,266,931	145,977	11.5	1,014,993	64.1	63.9	59.1
Initial public offering restricted stock awards (4)	16,733	39,010	(22,277)	(57.1)	27,525	0.8	2.0	1.6
Reimbursable expenses	57,545	49,637	7,908	15.9	33,882	2.6	2.5	2.0
Other operating expenses	431,912	396,009	35,903	9.1	357,789	19.6	20.0	20.9
Selling, general and administrative expenses	120,296	101,725	18,571	18.3	75,570	5.4	5.1	4.4

Total operating expenses	2,039,394	1,853,312	186,082	10.0	1,509,759	92.5	93.5	88.0

Operating income	222,833	177,981	44,852	25.2	240,320	10.1	9.0	14.0

Other expenses, net	(14,974)	(17,340)	2,366	(13.6)	(16,894)	(0.6)	(0.9)	(1.0)

Income before income taxes	207,859	160,641	47,218	29.4	223,426	9.5	8.1	13.0

Provision for income taxes	85,015	66,364	18,651	28.1	33,053	3.9	3.3	1.9

Net income (5)	$122,844	$94,277	$28,567	30.3%	$190,373	5.6%	4.8%	11.1%

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. As such, their results are included in our results from the respective acquisition dates.
(2)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow and its results are included in our results from the acquisition date.
(3)	Compensation and related expenses did not include compensation related the FORE Holdings’ owners who were active in the business prior to our transition to a corporate structure on May 31, 2002.
(4)	Compensation expense of $17 million, $39 million and $28 million for the years ended September 30, 2004, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.
(5)	Prior to our transition to a corporate structure, Hewitt operated as a limited liability company. In such form, owners of the Company were compensated through distributions of income and Hewitt did not incur firm-level income tax. Accordingly, results prior to May 31, 2002 do not include (i) compensation for services rendered by the owners or (ii) firm-level income tax expense.

Fiscal Years Ended September 30, 2004, 2003 and 2002

Revenues

Net revenues were $2,205 million in 2004, $1,982 million in 2003 and $1,716 million in 2002. Net revenues increased by 11.3% in 2004, by 15.5% in 2003 and by 16.3% in 2002. Adjusting for the effects of acquisitions and the favorable effects of foreign currency translation, net revenues grew 5.2% in 2004 and 5.4% in 2003. Outsourcing net revenues increased by 14.8% to $1,432 million in 2004, by 11.8% to $1,247 million in 2003, and by 17.2% to $1,115 million in 2002. Excluding the favorable effects of the acquisitions of Cyborg, NTRC, and the majority interest in our Puerto Rico operations of approximately $72 million, and the effects of favorable foreign currency translation of approximately $6 million, Outsourcing net revenues increased 8.5% in 2004. Outsourcing revenue growth was primarily from the addition of new core benefits services in benefits administration, an increase in one-time projects and the addition of new workforce management clients coming on line. Excluding the favorable effects of the acquisitions of Cyborg and NTRC in 2003 of approximately $29 million, and the effects of favorable foreign currency translation of approximately $3 million, Outsourcing net revenues increased 8.9% in 2003. Revenue growth in our outsourcing business in 2003 and 2002, was from increased participant volume in benefits administration through the expansion of services with existing and new clients. Volume growth in 2004 and 2003 was offset in part by lower pricing on new client services and renewals. Consulting net revenues increased by 5.2% to $773 million in 2004, by 22.3% to $734 million in 2003, and by 14.7% to $601 million in 2002. The majority of the growth in 2004 was due to the effect of favorable foreign currency translation of approximately $34 million and the effect of acquisitions of approximately $7 million for NTRC, the majority interest in our Puerto Rico operations and a small acquisition in Ireland. Adjusting for the favorable effects of foreign currency and the acquisitions, Consulting net revenues decreased 0.4% in 2004, from the prior year. Declines in demand for our discretionary consulting services, primarily in certain of our other consulting service areas, were offset by growth in health benefit management consulting while retirement and financial management consulting remained relatively flat. Adjusting for the effects of the Bacon & Woodrow acquisition, the consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter of 2003, and favorable foreign currency translation of approximately $21 million in 2003 and $5 million in 2002, Consulting net revenues decreased 0.2% in 2003 and increased 6.2% in 2002. Growth in retirement plan and health benefit management consulting in 2003 and 2002 was offset by declines in demand for our more discretionary consulting services in 2003 and to a lesser extent in 2002.

Compensation and Related Expenses

Compensation and related expenses (which include all personnel and outside contractor costs and related expenses) were $1,413 million in 2004, $1,267 million in 2003 and $1,015 million in 2002. These expenses increased by 11.5% in 2004, by 24.8% in 2003 and by 21.2% in 2002. The $146 million increase in compensation and related expenses in 2004 was due to increases in employee headcount from acquisitions in 2003 and 2004, the effects of foreign currency translation, wage increases, and increases in outsourcing personnel to support the growth of benefits administration outsourcing and workforce management. Excluding compensation expenses related to acquisitions of approximately $54 million and the unfavorable effects of foreign currency translation of approximately $21 million, compensation and related expenses grew 5.7% in 2004. Please note that in fiscal 2002, prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as FORE Holdings’ owners were compensated through distributions of income. In connection with our transition to a corporate structure in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. The net increase in overall compensation and related expenses in 2003 over 2002 after the inclusion of estimated owner compensation and the exclusion of the non-recurring charges in 2002, was primarily due to the inclusion of Bacon & Woodrow’s compensation and related expenses, cost of living increases, increases in employee headcount from the 2003 acquisitions of Cyborg and NTRC, and increases in Outsourcing personnel to support the growth of benefit administration outsourcing and workforce management. As a percentage of net revenues, compensation and related expenses were 64.1%, 63.9% and 59.1% in 2004, 2003 and 2002, respectively. Adjusting for the effects of acquisitions, the incorporation one-time charges of approximately $26 million, and including estimated owner compensation of approximately $108 million in 2002, compensation and related expenses as a percentage of net revenues was 63.9% for 2004, 63.7% for 2003 and 64.2% for 2002. Compensation and related expenses as a percentage of net revenues increased slightly in 2004 from 2003 primarily due to lower than expected revenues relative to compensation increases in our retirement plan consulting business in Europe, offset by our continued effort to increase productivity and leverage technology within our benefits administration outsourcing business, increased productivity in certain of our discretionary consulting services and the leveraging of shared services personnel.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $83 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through September 30, 2004, of which $17 million was recorded in 2004, $39 million in 2003 and $28 million in 2002. The changes in the initial public offering restricted stock award expense in 2003 and 2004, respectively, relates to the timing of the vesting of the awards. Stock awards that vested over six months were fully expensed in early 2003, while the awards vesting over four years continue to be recognized into expense through June 27, 2006.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs) were $432 million in 2004, $396 million in 2003, and $358 million in 2002. These expenses increased by 9.1% in 2004, by 10.7% in 2003, and by 6.0% in 2002, but as a percentage of revenue declined slightly to 19.6% from 20.0% and 20.9% in 2004, 2003 and 2002, respectively. Adjusting for the effects of the acquisitions in 2004, 2003 and 2002, other operating expenses as a percentage of net revenues were 19.5%, 19.9% and 20.5%, respectively. The $36 million increase in other operating expenses in 2004 primarily reflects the inclusion of operating costs from businesses acquired in 2004 and 2003, increased occupancy expenses in connection with a planned office relocation in the United Kingdom and increases in computer equipment repairs and maintenance, partially offset by lower depreciation on computer equipment. The $38 million increase in other operating expenses in 2003 primarily reflects the inclusion of a full year of Bacon & Woodrow’s results since the June 2002 acquisition as well as the inclusion of acquisitions made by the Company in 2003, increased depreciation and amortization expenses on buildings, computer equipment and software and increased computer maintenance expenses. These increases were partially offset by lower telecommunications expenses in our Outsourcing segment as compared to fiscal 2002. There was a $20 million increase in other operating expenses in 2002, which primarily reflects the inclusion of Bacon & Woodrow since the acquisition, along with increased spending in technology and maintenance expense in Outsourcing, offset in part by lower depreciation expenses on computer equipment and lower software maintenance expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) were $120 million in 2004, $102 million in 2003, and $76 million in 2002. These expenses increased by 18.3% in 2004, by 34.6% in 2003 and decreased by 14.5% in 2002. The $19 million increase in SG&A expenses in 2004 from 2003 resulted from the inclusion of SG&A costs from businesses acquired in 2004 and 2003, increased insurance costs and travel expenses. SG&A expenses increased $26 million in 2003 from 2002, which primarily reflects the inclusion of Bacon & Woodrow since the acquisition as well as the inclusion of the 2003 acquisitions from their respective acquisition dates, and increased travel and insurance expense in 2003. There was a $1 million increase in SG&A expenses in 2002, after excluding the effects of Sageo in 2001, which primarily reflects the operations of Bacon & Woodrow since the acquisition on June 5, 2002, offset in part by lower client-related and internal travel-related expenses. As a percentage of net revenues, SG&A expenses were 5.5%, 5.1% and 4.4% in 2004, 2003 and 2002, respectively. Adjusting for the effects of the acquisitions in 2004, 2003 and 2002, SG&A expenses as a percentage of net revenues were 5.3%, 4.9% and 4.6%, respectively.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, and other income or expense, such as equity earnings on unconsolidated ventures) were $15 million in 2004, $17 million in 2003, and $17 million in 2002. As a percentage of net revenues, other expenses, net was 1% or less in all three years. Interest expense was $19 million in 2004, $20 million in 2003 and $16 million in 2002. The decrease in the interest expense in 2004 is primarily due to decreased principal balances on our fixed rate long-term debt. The increase in interest expense in 2003 is primarily due to the addition of a full year of interest expense on two new capital leases for office space executed in the third quarter of 2002. Interest expense remained flat in 2002 from 2001 despite a portion of our short-term debt being repaid with proceeds from the initial public offering because of higher interest expense associated with the two new office capital leases. In 2002, other expenses, net also included a loss of approximately $4 million from a foreign currency option contract purchased in connection with our acquisition of the benefits consulting business of Bacon & Woodrow which expired in 2002.

Provision for Income Taxes

The provision for income taxes was $85 million for the year ended September 30, 2004, compared to $66 million in 2003 and $33 million in 2002. The increase in the provision for income taxes in 2004 over 2003 is due to increased income before income taxes. The increase in the provision for income taxes in 2003 is primarily due to earnings being taxed for the full year in 2003 as compared to only four months in 2002, as a result of the timing of the Company’s transition to a corporate structure on May 31, 2002 and related one-time charges in June 2002. Approximately $22 million of the $33 million tax expense for fiscal 2002 related to tax liabilities arising both from a mandatory change in the Company’s tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $11 million represents income tax expense arising from earnings between May 31, 2002, and September 30, 2002, while the Company operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in conversion of owners’ capital into common stock, was not deductible.

Segment Results

We operate many of the administrative and support functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, overall corporate management, finance and legal services, general office support and space management. Additionally, we utilize a client development group that markets the entire spectrum of our services. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared costs. The costs of information services, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

(in thousands)

	2004	2003	Increase/(Decrease)		2002
			Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$1,432,091	$1,247,234	$184,857	14.8%	$1,115,462
Segment income (2)	297,911	245,905	52,006	21.1%	272,702
Segment income as a percent of segment net revenues	20.8%	19.7%			24.4%

Consulting (3)
Revenues before reimbursements (net revenues)	772,591	734,422	38,169	5.2%	600,735
Segment income (2)	126,064	136,380	(10,316)	(7.6)%	161,787
Segment income as a percent of segment net revenues	16.3%	18.6%			26.9%

Total Company
Revenues before reimbursements (net revenues)	$2,204,682	$1,981,656	$223,026	11.3%	$1,716,197
Reimbursements	57,545	49,637	7,908	15.9%	33,882

Total revenues	$2,262,227	$2,031,293	$230,934	11.4%	$1,750,079

Segment income (2)	$423,975	$382,285	$41,690	10.9%	$434,489
Charges not recorded at the Segment level:
One-time charges (4)	—	—	—	—%	26,143
Initial public offering restricted stock awards (5)	16,733	39,010	(22,277)	(57.1)%	27,525
Unallocated shared costs (2)	184,409	165,294	19,115	11.6%	140,501

Operating income (2)	$222,833	$177,981	$44,852	25.2%	$240,320

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. Their results are included in our Outsourcing segment results from the respective acquisition dates.
(2)	Prior to May 31, 2002, FORE Holdings’ owners were compensated through distributions of income. In connection with our transition to a corporate structure on May 31, 2002, FORE Holdings’ owners who worked in the business became employees and we began to record their compensation as compensation and related expenses in arriving at segment income.
(3)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in our Consulting segment results from the acquisition date.
(4)	In connection with our transition to a corporate structure in fiscal 2002, the following one-time charges were incurred: a) $8 million of non-recurring compensation expense related to the establishment of a vacation liability for FORE Holdings’ owners and b) $18 million of non-recurring compensation expense resulting from certain FORE Holdings’ owners receiving more common stock than their proportional share of total capital, without offset for those FORE Holdings’ owners who received less than their proportional share.
(5)	Compensation expense of $17, $39 and $28 million for the years ended September 30, 2004, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

Outsourcing

Fiscal Years Ended September 30, 2004, 2003 and 2002

Outsourcing net revenues were $1,432 million in 2004, $1,247 million in 2003, and $1,115 million in 2002. Net revenues increased by 14.8% in 2004, 11.8% in 2003, and 17.2% in 2002. Revenue growth in 2004 was due, in part, to the addition of acquisitions such as Cyborg, NTRC and consolidation of our Puerto Rico operations upon the purchase of the remaining interest in that affiliate, totaling approximately $72 million, as well as favorable effects of foreign currency translation of approximately $6 million. Excluding the effects of these acquisitions and favorable foreign currency translation, Outsourcing net revenues increased 8.5% in 2004. This Outsourcing net revenue growth was primarily in the benefits administration business and was due to the addition of new core benefits services, an increase in one-time projects and new workforce management clients coming on line. Revenue growth in 2003 was due, in part, to the acquisitions of Cyborg and NTRC totaling $29 million, as well as the favorable effects of foreign currency translation of approximately $3 million. Excluding the effects of these acquisitions and favorable foreign currency translation, Outsourcing net revenues increased 8.9% in 2003. Approximately one-half of this organic net revenue growth was from the addition of new clients and the other half from expanding services with existing clients in benefits administration. In 2002, approximately one-quarter of our net revenue growth was a result of adding new clients with the remainder of the growth from expanding servicing with existing clients in benefits administration.

Outsourcing segment income as a percentage of outsourcing net revenues was 20.8% in 2004, 19.7% in 2003, and 24.4% in 2002. Excluding the effects of the acquisitions of $12 million in 2004 and $3 million in 2003 and including estimated owner compensation of $22 million prior to the transition to a corporate structure in 2002, segment income as a percentage of Outsourcing net revenues was 21.0%, 20.5%, and 22.4% in 2004, 2003 and 2002, respectively. The increase in margin in 2004 was due to continued efforts to drive efficiencies in our benefits administration outsourcing business by leveraging our technology and scale, which was partially offset by increased personnel to support the development and growth of workforce management and payroll offerings. The decrease in margin in 2003 from 2002 primarily relates to our continued investment in the development of our workforce management offering.

Consulting

Fiscal Years Ended September 30, 2004, 2003 and 2002

Consulting net revenues were $773 million in 2004, $734 million in 2003, and $601 million in 2002. Net revenues increased 5.2% in 2004, 22.3% in 2003, and 14.7% in 2002. In 2004, the majority of this growth was due to the effect of favorable foreign currency translation of approximately $34 million, which primarily affected our retirement plan consulting, and the effect of acquisitions of approximately $7 million for NTRC, the consolidation of our Puerto Rico operations upon the purchase of the remaining interest in that affiliate and a small acquisition in Ireland. Adjusting for the favorable effects of foreign currency and the acquisitions, Consulting net revenues decreased 0.4% in 2004, as compared to the prior year. Declines in demand for our discretionary consulting services, primarily in certain of our other consulting service areas, were offset by growth in health benefit management consulting while retirement and financial management was generally flat year over year. In 2003, Consulting net revenues increased primarily as a result of the June 2002 acquisition of the benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar and consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter of 2003. Adjusting for the effects of these acquisitions and favorable foreign currency translation of approximately $21 million in 2003 and $5 million in 2002, Consulting net revenues decreased 0.2% in 2003 and increased 6.2% in 2002. Growth in retirement plan and health benefit management consulting in 2003 and 2002 was offset by declines in demand for our more discretionary consulting services in 2003 and to a lesser extent in 2002.

Consulting segment income as a percentage of consulting net revenues was 16.3% in 2004, 18.6% in 2003 and 26.9% in 2002. Adjusting for effects of the acquisitions in 2004, 2003 and 2002 and including estimated owner compensation of $57 million prior to the transition to a corporate structure in 2002, segment income as a percentage of Consulting net revenues was 15.8%, 18.8% and 16.4% in 2004, 2003 and 2002, respectively. The decrease in margins in 2004 is primarily the result of declines in our European region, driven by a combination of higher costs due to a previously planned office relocation and compensation costs on lower than planned revenue, which resulted from the delay of certain legislative changes in Europe, as well a decline in revenue for certain discretionary communications and other consulting assignments in North America. The increase in margins in 2003 is primarily due to an increase in margin for retirement plan and health benefit consulting services over our more discretionary consulting services which were down due to continued soft demand for those services in 2003 and 2002.

Quarterly Results

The following tables set forth the unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated and combined financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in millions, except earnings per share information.

	Fiscal 2004 (1)				Fiscal 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr (1)	4th Qtr (1)
Revenues:
Revenues before reimbursements (net revenue)	$532	$546	$552	$575	$480	$478	$495	$529
Reimbursements	19	13	12	14	14	14	13	9

Total revenues	551	559	564	589	494	492	508	538

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	340	347	359	367	311	310	319	327
Initial public offering restricted stock awards	4	5	4	4	25	5	6	3
Reimbursable expenses	19	13	12	14	14	14	13	9
Other operating expenses	105	111	103	113	94	94	97	111
Selling, general and administrative expenses	27	28	32	33	20	25	25	32

Total operating expenses	495	504	510	531	464	448	460	482

Operating income	56	55	54	58	30	44	48	56

Other expenses, net	(6)	(4)	(4)	(1)	(5)	(4)	(3)	(5)

Income before income taxes	50	51	50	57	25	40	45	51

Provision for income taxes	21	21	20	23	10	16	19	22

Net income	$29	$30	$30	$34	$15	$24	$26	$29

Earnings per share – Basic	$0.31	$0.32	$0.31	$0.34	$0.16	$0.25	$0.28	$0.31
– Diluted	$0.30	$0.31	$0.30	$0.34	$0.15	$0.24	$0.27	$0.31

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of NTRC. As such, their results are included in our results from the respective acquisition dates.

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

Pro Forma Results of Operations

During fiscal 2002, we completed several significant transactions. We completed our transition to a corporate structure in May 2002 and our initial public offering and the acquisition of Bacon & Woodrow in June 2002. The following pro forma results give effect to all three of these transactions as if they had occurred on October 1, 2001, the beginning of fiscal 2002, and exclude any non-recurring adjustments to facilitate comparability across fiscal periods. We believe that pro forma fiscal 2002 results provide meaningful information for comparison with fiscal 2003 and 2004 results.

The Bacon & Woodrow historical results in the following pro forma income statement reflect Bacon & Woodrow’s results prior to the acquisition on June 5, 2002. As such, for the year ended September 30, 2002, the historical results for Bacon & Woodrow include approximately eight months of Bacon & Woodrow’s results prior to the acquisition. The historical results of Hewitt for fiscal 2002 include Bacon & Woodrow’s results since June 5, 2002.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. The Pro Forma Results of Operations and accompanying notes should be read in conjunction with our consolidated and combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Hewitt Associates, Inc.

Pro Forma Income Statement

(unaudited)

	Year Ended September 30, 2002
	Hewitt Historical	B&W Historical	Acquisition and Incorporation Adjustments(1)	Adjustments for the Offering(2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenues before reimbursements (net revenues)	$1,716	$91	$—	$—	$1,807
Reimbursements	34	3	—	—	37

Total revenues	1,750	94	—	—	1,844

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,015	50	93	—	1,158
Initial public offering restricted stock awards	28	—	—	35	63
Reimbursable expenses	34	3	—	—	37
Other operating expenses	358	11	2	—	371
Selling, general and administrative expenses	75	14	(8)	—	81

Total operating expenses	1,510	78	87	35	1,710

Operating income	240	16	(87)	(35)	134
Other expenses, net	(17)	(1)	3	—	(15)

Income before taxes and owner distributions	223	15	(84)	(35)	119

Provision for income taxes	33	—	32	(14)	51

Income before owner distributions		$15

Net income	$190		$(116)	$(21)	$68

Earnings per share:
basic					$0.73
diluted					$0.71

Weighted average shares:
basic					93,250,167
diluted					96,330,933

(1)	Bacon & Woodrow acquisition and Hewitt incorporation adjustments include the following one-time items that are excluded for pro forma purposes: an $8 million compensation expense for a vacation liability arising from FORE Holdings’ owners becoming employees of the Company; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from the mandatory change in our tax accounting method and the establishment of deferred tax assets and liabilities; a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition; a $6 million expense related to the former Bacon & Woodrow partners’ purchase of indemnity insurance prior to the acquisition; $2 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; and $4 million of losses incurred on a foreign currency purchase option related to the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $120 million of owner compensation expense for both FORE Holdings’ owners and Bacon & Woodrow partners; $54 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.
(2)	Initial public offering adjustments include compensation expense of $35 million reflecting the amortization of the one-time grant of initial public offering restricted stock awards and the related income tax benefit of $14 million.

On a pro forma basis, the Company’s net revenues were $1,807 million compared to its actual net revenues of $1,716 million for the year ended September 30, 2002. The difference in the net revenues is attributable to the inclusion of a full twelve months of the Bacon & Woodrow net revenues on a pro forma basis as compared to the inclusion of the Bacon & Woodrow net revenues from the June 5, 2002, acquisition date forward in the reported historical results for 2002.

On a pro forma basis, the Company’s net income was $68 million compared to its actual net income of $190 million for the year ended September 30, 2002. The difference is attributable to: (1) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for the entire year; (2) the inclusion of an estimated tax expense as if the Company had been subject to income tax for the entire year; (3) the exclusion of non-recurring charges for owner vacation accrual, the disproportionate share compensation charge, and the $22 million non-recurring income tax expense; (4) the inclusion of compensation expense for the entire year, reflecting the amortization of the one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (5) the inclusion of the Bacon & Woodrow operations for the entire year, adjusted for non-recurring items, on a pro forma basis; (6) the exclusion of losses incurred on a foreign currency purchase option; (7) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (8) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (9) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

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

Summary of Cash Flows	Year Ended September 30,
(in thousands)	2004	2003	2002
Cash provided by operating activities	$241,089	$278,554	$251,221
Cash used in investing activities	(135,787)	(240,098)	(153,404)
Cash used in financing activities	(44,619)	(51,641)	(81,728)
Effect of exchange rates on cash	1,013	2,210	2,065

Net increase in cash and cash equivalents	61,696	(10,975)	18,154
Cash and cash equivalents at beginning of period	67,785	78,760	60,606

Cash and cash equivalents at end of period	$129,481	$67,785	$78,760

At September 30, 2004, we reclassified the auction rate municipal bonds that were included in cash and cash equivalents to investments. At September 30, 2004, 2003 and 2002, our investments in the auction rate municipal bonds totaled $183 million, $160 million and $58 million, respectively. Cash and cash equivalents were $129 million, $68 million, and $79 million at September 30, 2004, 2003 and 2002, respectively. Cash and cash equivalents increased by $62 million or 91.0% in 2004, decreased by $11 million or 13.9% in 2003 and increased by $18 million or 30% in 2002. Working capital, defined as current assets less current liabilities, was $418 million, $284 million and $200 million at September 30, 2004, 2003 and 2002, respectively.

For the years ended September 30, 2004, 2003 and 2002, cash provided by operating activities was $241 million, $279 million and $251 million, respectively. The decrease in cash provided by operating activities in 2004 was primarily related to a significant increase in advanced billing arrangements in the prior year while current year advance billing levels remained steady. Additionally, the decrease was due in part to the timing of cash collection of receivables and limited deferred billing arrangements, partially offset by increases in accounts payable and deferred compensation. The increase in cash flows provided by operating activities in 2003 over 2002 was due largely to increases in collections on client receivables. This increase was offset by the inclusion of a full year of compensation expenses related to former owners and a provision for corporate income taxes, stemming from our transition to a corporate structure on May 31, 2002. Prior to May 31, 2002, the distributions to FORE Holdings’ owners were paid out of cash flows from financing activities as capital distributions, and we did not pay corporate income taxes when we operated as a limited liability company. In 2002, cash collections on client receivables were lower as a result of the distribution of $153 million of client receivables to FORE Holdings in fiscal 2002 as part of our transition to a corporate structure, which reduced our fiscal 2002 cash flows from operating activities.

For the years ended September 30, 2004, 2003 and 2002, cash used in investing activities was $136 million, $240 million and $153 million, respectively. The decrease in cash used in investing activities in 2004 over 2003 was primarily due to a decrease in net purchases of short-term investments and less net cash paid for acquisitions in the current year than in the prior year. Excluding purchases and sales of short-term investments and cash paid for acquisitions, cash used in investing activities increased by $28 million due to increased expenditures for property and equipment, offset by slightly lower expenditures for software development than in the prior year. The Company’s property and equipment expenditures were primarily for computer and telecommunications equipment and leasehold improvements and furniture and fixtures related to the relocation to new office space in the United Kingdom and the expansion of operations in India. The increase in cash used in investing activities in 2003 over 2002 was primarily due to cash paid for acquisitions (see Note 6 to the consolidated and combined financial statements) and increased net purchases of short-term investments, offset by decreased spending on computer hardware and software development.

For the year ended September 30, 2004, 2003 and 2002, cash used in financing activities was $45 million, $52 million and $82 million, respectively. The decrease in cash used in financing activities in 2004 from 2003 was primarily due to reduced spending on capital lease obligations as we have decreased our leasing in favor of purchasing equipment and due to increased proceeds from the exercise of stock options resulting from more options becoming vested. These lower uses of cash were offset by increased payments on our long-term debt as the installments on our unsecured senior term notes have begun to come due. With respect to 2003 and 2002, after our transition to a corporate structure in mid 2002, capital distributions to FORE Holdings’ owners were replaced by compensation and related expenses for those owners who remained active in the business. This change shifted the funds used to pay owner employees from financing to operating activities in mid 2002. Prior to the change, the capital distributions in 2002 were offset in large part by the receipt of the initial public offering proceeds in 2002. Moving into 2003, this change in corporate structure and form of owner remuneration was one of the primary reasons cash used in financing declined significantly in 2003. Offsetting the decrease in 2003 was an increase in cash used in financing activities to pay down approximately $8 million of additional debt from internally generated funds from operations than in the prior year.

We incur significant cash outflows for upfront implementation efforts on new outsourcing services. These costs are capitalized as Deferred Contract Costs and amortized over the life of the respective outsourcing arrangements. Similarly, upfront implementation fees are also deferred as Deferred Contract Revenues and amortized over the life of the respective outsourcing arrangements. Historically, for most arrangements, we received upfront implementation fees for those efforts; however, implementation fees may also be received over the ongoing services period. We have seen a shift to more of our implementation fees being recovered over the ongoing services period. If this shift were to continue, this would reduce our operating cash flows when beginning to implement large new outsourcing agreements than we’ve experienced in the past.

Capital expenditures for property, plant and equipment and software were approximately $101 million, $70 million and $94 million for the years ended September 30, 2004, 2003 and 2002, respectively. The Company’s significant investments in 2004 were for computer and telecommunications equipment, leasehold improvements and furniture and fixtures.

Commitments

Significant ongoing commitments consist primarily of leases and debt. The following table shows the minimum future debt or non-cancelable rental payments required under existing debt agreements or lease agreements which have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2004.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2005	2006 - 2007	2008 - 2009	Thereafter
	(in millions)
Operating leases:
Related party	$438	$33	$67	$67	$271
Third party	420	65	165	54	136

	858	98	232	121	407

Capital leases:
Third party	132	11	19	20	82

	132	11	19	20	82

Debt:
Principal	135	13	51	24	47
Interest	39	10	16	9	4

	174	23	67	33	51

Purchase commitments	54	29	24	1	—

Other long-term liabilities	59	4	15	7	33

Total contractual obligations	$1,277	$165	$357	$182	$573

Purchase commitments consist of commitments for telecommunications usage, software licenses, consulting contracts and insurance coverage. Other long-term liabilities consist primarily of payments for pension plans, post retirement benefit plans, and other long-term liabilities.

Operating Leases

We have entered into related party operating leases with FORE Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Overlook Associates (an equity method investment of FORE Holdings). The minimum aggregate lease payments on these leases totaled $438 million as of September 30, 2004. The following are real estate lease commitments with FORE Holdings’ Property Entities which were outstanding as of September 30, 2004:

Holdings Property Entities	Location	Commencement Date	Expiration Date
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Overlook Associates	Lincolnshire, Illinois	*	*

*	We have several leases of various terms with Overlook Associates. The first began in 1989 and the last will expire in 2017.

Total lease payments to FORE Holdings and subsidiaries were $34 million in 2004, $34 million in 2003 and $40 million in 2002. The leases were entered into on terms comparable to those which could have been obtained on an arm’s length basis. The underlying real property value owned by FORE Holdings’ property entities aggregated $360 million and $357 million in 2004 and 2003. The investments in the properties owned by these related parties were funded through capital contributions by FORE Holdings and third-party debt. Total outstanding debt owed to third parties by these related parties totaled $261 million and $274 million in 2004 and 2003. The debt is payable over periods that range up to sixteen years, and bears fixed interest rates that range from 5.58% to 7.93%. This debt is not reflected on our balance sheet as the obligation represented by the debt is an obligation of FORE Holdings and its related parties and is not an obligation of the Company. Substantially all of the activities of FORE Holdings’ property entities involve assets that are leased to us. We refer you to Note 15 of our consolidated and combined financial statements for more information regarding these related party leases.

We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of September 30, 2004, the minimum aggregate lease payments on these leases totaled $420 million. We lease office space in approximately 81 locations in 30 countries. As of September 30, 2004, the minimum annual base rent under such office leases totaled $58 million (non-U.S. lease rental rates converted into U.S. dollars at exchange rates as of September 30, 2004) and aggregate lease payments on the office leases totaled $407 million. We also have several leases for office furniture used in Hewitt-owned buildings in Lincolnshire, Illinois, The Woodlands, Texas and Orlando, Florida. The oldest of these leases has a commencement date of July 1, 1998 and expires on June 30, 2006. The most recent of these leases has a commencement date of December 1, 1999 and expires on May 31, 2007. As of September 30, 2004, combined annual lease payments under these leases were $3 million and the minimum aggregate lease payments on these leases totaled $9 million. We also lease office equipment such as copiers, servers and disk drives under numerous leases. Annual aggregate lease obligations under these leases as of September 30, 2004 were $3 million and the minimum aggregate lease payments on these leases totaled $5 million.

Total rental expenses for operating leases were $116 million in 2004, $104 million in 2003 and $104 million in 2002.

Capital Leases

During the third quarter of fiscal 2002, we entered into two 15-year capital leases for office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term capital lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of September 30, 2004, the outstanding debt related to these leases was $83 million. One of the leases, totaling approximately $23 million at September 30, 2004, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments and at various interest rates ranging from 2.455% to 7.0%. At September 30, 2004, the outstanding balance on the equipment financing agreements was $2 million.

Variable Interest Rate Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We currently have one domestic unsecured line of credit facility. The three-year facility provides for borrowings up to $75 million. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee is assessed at a rate of 0.125% per annum. At September 30, 2004, there was no outstanding balance on the facility.

Hewitt Bacon & Woodrow Ltd., a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £5 million until expiration of the facility on July 31, 2005, at a current rate of 5.775%. As of September 30, 2004, there was no outstanding balance on the line of credit. There was other foreign debt outstanding at September 30, 2004 totaling approximately $0.7 million, pursuant to local banking relationships in over a half-dozen countries.

We have a contract with a lender to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is used by Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of September 30, 2004, there were no borrowings under this contract.

Fixed Interest Rate Debt

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $134 million as of September 30, 2004. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $9 million bears interest at 7.94% and is repayable in five annual installments which began in March 2003; $35 million bears interest at 8.08%, and is repayable in five annual installments beginning in March 2008; and $40 million bears interest at 7.45%, and is repayable in five annual installments which began in May 2004. The unsecured senior term notes include provisions for significant early payment penalties.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners, a violation of which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth of $237 million at September 30, 2004, to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At September 30, 2004, we were in compliance with the terms of our debt agreements.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 and FIN No. 46 as revised, did not have a material impact on the Company’s consolidated financial statements.

In September 2004, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company. In October 2004, with the acquisition of Exult and $110,000 of convertible senior notes, future earnings per share computations will include the convertible notes to the extent that they are determined to be dilutive.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments and acquisitions, including our ability to successfully integrate acquired companies.

•	In our outsourcing business, early contract terminations could cause our business to be less profitable than anticipated.

•	The demand for human resources business process outsourcing services may not grow at rates we anticipate.

•	The loss of a significantly large client or several clients could have a material adverse effect on our revenues.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations increase the costs of delivering our services or decrease the need for our services, our business may be negatively affected.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

•	We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means for delivering human resources services.

•	We rely on third parties to provide certain services and their failure to perform the service could do harm to our business.

•	Our profitability will suffer if we are not able to maintain our prices and control our costs, including staffing costs.

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	Insurance market conditions may reduce available coverage and result in increased premium costs and/ or higher self retention of risks.

•	Our client contracts and vendor relationships may not yield the results we expect.

•	Our initial stockholders, many of whom are our employees, continue to hold a significant number of Hewitt shares and their interests may differ from those of our other stockholders.

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in our Registration Statements on Form S-3 (File No. 333-119576) and S-4 (File No. 333-117326) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, in August 2001, we purchased a £150 million foreign currency option to offset the foreign currency risk associated with the planned purchase of the benefits consulting business of Bacon & Woodrow. This instrument expired in May 2002. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2004, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and debt.

Our portfolio of cash and cash equivalents and short-term investments is designed for safety of principal and liquidity. We invest in the highest rated money market investments and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At September 30, 2004, 100% of our unsecured senior term notes were at a fixed rate. At September 30, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $1.7 million. At September 30, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $1.7 million.

Our short-term debt with a variable rate consists of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5- to-72.5 basis points or the prime rate, at our option. As of September 30, 2004, there was no outstanding balance on this line of credit. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings of up to £5 million until expiration of the facility on July 31, 2005, at a current rate of 5.775%. As of September 30, 2004, there was no outstanding balance on the line of credit. There was other foreign debt outstanding September 30, 2004, totaling approximately $0.7 million, pursuant to local banking relationships in over a half-dozen countries.

Our foreign subsidiaries maintained debt with an effective interest rate of 6.21% during the year ended September 30, 2004. A one percentage point increase would have increased our interest expense by approximately $0.15 million for the year ended September 30, 2004. We also maintain an invested cash portfolio which earned interest at an average rate of 1.54% during the year ended September 30, 2004. A one percentage point increase would have increased our interest income by approximately $2.25 million year ended September 30, 2004. Therefore, the net effect of a one percentage point increase in interest rates would have been approximately $2.10 million (or net decrease in income from a one percentage point decrease in the rate) for the year ended September 30, 2004.

Foreign exchange risk

For the year ended September 30, 2004, revenues from U.S. operations as a percent of total revenues were 81%. Unrealized foreign currency translation gains were $29 million for the year ended September 30, 2004, and were primarily due to the strengthening of the British pound sterling relative to the U.S. dollar over the prior year. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 11% of our net revenues for fiscal 2004 were from the United Kingdom. Approximately 3% of our net revenues for fiscal 2004 were from countries whose currency is the Euro. Changes in these foreign exchange rates could have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling in fiscal 2004, would have impacted our pre-tax net operating income by approximately $1.4 million. A 10% change in the average exchange rate for the Euro would have impacted our pre-tax net operating income by approximately $0.1 million for the year ended September 30, 2004.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV beginning on page 44.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

Item 9A. Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

The Company has no information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Reference is made to the Proxy Statement under the headings “Election of Directors” and “Directors and Officers” (hereby incorporated by reference) for this information.

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. The Code of Ethics is posted on our website at www.hewitt.com and is filed as an exhibit to this Annual Report on Form 10-K. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply to our principal executive officer and principal financial and accounting officer by posting such information on our website. Copies of the Code of Ethics will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc., 100 Half Day Road, Lincolnshire, IL 60069.

Item 11. Executive Compensation.

Reference is made to the Proxy Statement under the heading “Executive Compensation” (hereby incorporated by reference) for this information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” (hereby incorporated by reference) for this information.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements—

The financial statements listed on the Index to the Financial Statements (page 44) are filed as part of this Annual Report.

2. Financial Statement Schedules—

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits—

The exhibits listed on the Index to Exhibits (pages 80 through 84) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

By:	/s/ DAN A. DECANNIERE
Dan A. DeCanniere
Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of November, 2004:

/s/ DALE L. GIFFORD	/s/ DANIEL J. HOLLAND
Dale L. Gifford	Daniel J. Holland
Chairman of the Board, Chief Executive Officer and Director (Principal executive officer)	Chief Operating Officer, Director

/s/ DAN A. DECANNIERE	/s/ MICHELE M. HUNT
Dan A. DeCanniere	Michele M. Hunt
Chief Financial Officer	Director
(Principal financial and accounting officer)

/s/ STEVEN A. DENNING	/s/ JAMES P. KELLY
Steven A. Denning	James P. Kelly
Director	Director

/s/ BRYAN J. DOYLE	/s/ CARY D. McMILLAN
Bryan J. Doyle	Cary D. McMillan
Director	Director

/s/ CHERYL A. FRANCIS	/s/ THOMAS J. NEFF
Cheryl A. Francis	Thomas J. Neff
Director	Director

/s/ JULIE S. GORDON	/s/ STEVEN P. STANBROOK
Julie S. Gordon	Steven P. Stanbrook
Director	Director

/s/ MICHAEL E. GREENLEES
Michael E. Greenlees
Director

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of September 30, 2004 and 2003	45

Consolidated and Combined Statements of Operations for the Fiscal Years Ended September 30, 2004, 2003 and 2002	47

Consolidated and Combined Statements of Stockholders’ Equity for the Fiscal Years Ended September 30, 2004, 2003 and 2002	48

Consolidated and Combined Statements of Cash Flows for the Fiscal Years Ended September 30, 2004, 2003, and 2002	50

Notes to Consolidated and Combined Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hewitt Associates, Inc. (a Delaware corporation) and subsidiaries and its predecessor (the “Company”) as of September 30, 2004 and 2003, and the related consolidated and combined statements of operations, stockholders’ equity and cash flows for each of the three years ended September 30, 2004. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Chicago, Illinois

October 27, 2004

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)

	September 30,
	2004	2003
ASSETS

Current Assets:
Cash and cash equivalents	$129,481	$67,785
Short-term investments	183,205	159,720
Client receivables and unbilled work in process, less allowances of $21,732 and $15,011 at September 30, 2004 and 2003, respectively	522,882	461,430
Prepaid expenses and other current assets	65,239	46,496
Deferred income taxes, net	246	8,948

Total current assets	901,053	744,379

Non-Current Assets:
Deferred contract costs	162,602	138,475
Property and equipment, net	236,480	237,476
Capitalized software, net	84,969	95,054
Other intangible assets, net	107,322	107,540
Goodwill, net	285,743	259,294
Other assets, net	29,805	21,937

Total non-current assets	906,921	859,776

Total Assets	$1,807,974	$1,604,155

LIABILITIES

Current Liabilities:
Accounts payable	$20,909	$14,508
Accrued expenses	105,470	103,520
Advanced billings to clients	106,934	107,247
Accrued compensation and benefits	181,812	147,821
Short-term debt and current portion of long-term debt	13,445	33,000
Current portion of capital lease obligations	5,373	6,602
Employee deferred compensation and accrued profit sharing	49,450	47,583

Total current liabilities	483,393	460,281

Long-Term Liabilities:
Deferred contract revenues	118,025	118,167
Debt, less current portion	121,253	135,563
Capital lease obligations, less current portion	79,982	83,191
Other long-term liabilities	75,512	69,468
Deferred income taxes, net	70,456	47,424

Total long-term liabilities	465,228	453,813

Total Liabilities	$948,621	$914,094

Commitments and Contingencies (Notes 14 and 18)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(Dollars in thousands except share and per share amounts)

	September 30,
	2004	2003
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 32,480,669 and 30,463,187 shares issued and outstanding, as of September 30, 2004 and 2003, respectively	$325	$305
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 61,707,114 and 63,420,466 shares issued and outstanding, as of September 30, 2004 and 2003, respectively	617	634
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,391,862 and 4,603,915 shares issued and outstanding as of September 30, 2004 and 2003, respectively	44	46
Restricted stock units, 118,363 and 173,998 units issued and outstanding, as of September 30, 2004 and 2003, respectively	2,166	3,302
Additional paid-in capital	633,934	627,329
Cost of common stock in treasury, 526,518 and 270,294 shares of Class A common stock as of September 30, 2004 and 2003, respectively	(13,414)	(6,164)
Retained earnings	194,430	71,586
Unearned compensation	(27,799)	(45,534)
Accumulated other comprehensive income	69,050	38,557

Total stockholders’ equity	859,353	690,061

Total Liabilities and Stockholders’ Equity	$1,807,974	$1,604,155

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share amounts)

	Year Ended September 30,
	2004	2003	2002 (1)
Revenues:
Revenues before reimbursements (net revenues)	$2,204,682	$1,981,656	$1,716,197
Reimbursements	57,545	49,637	33,882

Total revenues	2,262,227	2,031,293	1,750,079

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,412,908	1,266,931	1,014,993
Initial public offering restricted stock awards	16,733	39,010	27,525
Reimbursable expenses	57,545	49,637	33,882
Other operating expenses	431,912	396,009	357,789
Selling, general and administrative expenses	120,296	101,725	75,570

Total operating expenses	2,039,394	1,853,312	1,509,759

Operating income	222,833	177,981	240,320

Other expenses, net:
Interest expense	(18,608)	(20,014)	(16,098)
Interest income	3,316	2,638	2,291
Other income (expense), net	318	36	(3,087)

	(14,974)	(17,340)	(16,894)

Income before income taxes	207,859	160,641	223,426

Provision for income taxes	85,015	66,364	33,053

Net income	$122,844	$94,277	$190,373

Earnings per share (2):
Basic	$1.28	$0.99	$(0.27)
Diluted	$1.25	$0.97	$(0.27)

Weighted average shares (2):
Basic	96,031,389	94,783,223	85,301,042
Diluted	97,950,088	96,832,723	85,301,042

(1)	In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation in compensation and related expenses and the Company became subject to corporate income taxes. As such, owner compensation expenses and corporate income taxes were recorded for all of fiscal 2004 and 2003, but only for four months of fiscal 2002. Additionally, on June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date.
(2)	Loss per share in fiscal 2002 is calculated based on the net loss incurred for the four month period from May 31, 2002, the date on which the Company’s transition to a corporate structure was completed, through September 30, 2002. Similarly, common stock is weighted from May 31, 2002 and not from the beginning of fiscal 2002.

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share and per share amounts)

	Pre-ferred Shares	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings (Deficit)	Unearned Compen- sation	Owners’ Capital	Accu- mulated Other Compre- hensive Income (Loss)	Total
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2001	$—	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	—	$260,138	$(767)	$259,371
Comprehensive income:
Income before taxes and owner distributions for the eight months ended May 31, 2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	213,064	—	213,064
Net loss for the four months ended September 30, 2002	—	—	—	—	—	—	—	—	—	—	—	—	(22,691)	—	—	—	(22,691)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,648	17,648

Total other compre-hensive income (loss)																16,958
Total comprehensive income (loss)																	207,331
Capital distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(415,986)	—	(415,986)
Effect of the transition to corporate structure	—	—	—	70,819,520	708	—	—	—	—	56,508	—	—	—	—	(57,216)	—	—
Disproportionate share allocation adjustment	—	—	—	—	—	—	—	—	—	17,843	—	—	—	—	—	—	17,843
Acquisition of Bacon & Woodrow	—	941,753	9	2,906,904	29	5,568,869	56	—	—	219,146	—	—	—	—	—	—	219,240
Net proceeds from initial public offering	—	12,822,500	128	—	—	—	—	—	—	219,170	—	—	—	—	—	—	219,298
Initial public offering restricted stock grant	—	5,467,216	55	—	—	—	—	322,692	6,131	103,955	—	—	—	(110,141)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	25,389	—	—	25,389
Issuance of Class A common shares – outside directors	—	3,404	—	—	—	—	—	—	—	79	—	—	—	—	—	—	79
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(72,213)	—	—	—	—	—	(2,790)	(53)	(1,324)	—	—	—	1,377	—	—	—

Balance at September 30, 2002	—	19,162,660	192	73,726,424	737	5,568,869	56	319,902	6,078	615,377	—	—	(22,691)	(83,375)	—	16,191	532,565
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	94,277	—	—	—	94,277
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(333)	(333)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22,699	22,699

Total other compre-hensive income (loss)																22,366
Total comprehensive income (loss)																	116,643
Payments for initial public offering costs	—	—	—	—	—	—	—	—	—	(796)	—	—	—	—	—	—	(796)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	34,834	—	—	34,834
Tax benefits from stock plans	—	—	—	—	—	—	—	—	—	12,122	—	—	—	—	—	—	12,122
Restricted stock unit vesting	—	140,285	1	—	—	—	—	(140,285)	(2,669)	2,668	—	—	—	—	—	—	—
Shares exchanged in secondary offering	—	11,270,912	113	(10,305,958)	(103)	(964,954)	(10)	—	—	—	—	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	—	270,294	(6,164)	—	—	—	—	(6,164)
Issuance of Class A common shares:
Employee stock options	—	35,808	—	—	—	—	—	—	—	681	—	—	—	—	—	—	681
Outside Directors	—	6,661	—	—	—	—	—	—	—	175	—	—	—	—	—	—	175
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(153,139)	(1)	—	—	—	—	(5,619)	(107)	(2,898)	—	—	—	3,007	—	—	1

Balance at September 30, 2003	—	30,463,187	305	63,420,466	634	4,603,915	46	173,998	3,302	627,329	270,294	(6,164)	71,586	(45,534)	—	38,557	690,061

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share and per share amounts)

	Pre-ferred Shares	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings (Deficit)	Unearned Compen- sation	Owners’ Capital	Accu- mulated Other Compre- hensive Income (Loss)	Total

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	122,844	—	—	—	122,844
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,023	1,023
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,470	29,470

Total other comprehensive income (loss)																30,493
Total comprehensive income																	153,337
Amortization of unearned compensation	—	—	—	—	—	—	—	—			—	—	—	15,017	—	—	15,017
Tax benefits from stock plans	—	—	—	—	—	—	—	—	—	4,014	—	—	—	—	—	—	4,014
Restricted stock unit vesting	—	45,982	—	—	—	—	—	(45,393)	(862)	866	—	—	—	—	—	—	4
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	—	256,224	(7,250)	—	—	—	—	(7,250)
Issuance of Class A common shares:
Employee stock options	—	185,234	2	—	—	—	—	—	—	4,137	—	—	—	(249)	—	—	3,890
Outside Directors	—	9,440	—	—	—	—	—	4,706	10	410	—	—	—	(140)	—	—	280
Rule 144 share conversions and other share conversions	—	1,925,405	19	(1,713,352)	(17)	(212,053)	(2)	—	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(148,579)	(1)	—	—	—	—	(14,948)	(284)	(2,822)	—	—	—	3,107	—	—	—

Balance at September 30, 2004	—	32,480,669	$325	61,707,114	$617	4,391,862	$44	118,363	$2,166	$633,934	526,518	$(13,414)	$194,430	$(27,799)	$—	$69,050	$859,353

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$122,844	$94,277	$190,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,412	76,703	70,575
Amortization	42,806	37,691	26,035
Net unrealized loss on securities	—	—	3,653
Initial public offering restricted stock awards	15,017	34,833	25,389
Owner compensation charge (Note 3)	—	—	17,843
Establishment of owner vacation liability (Note 3)	—	—	8,300
Director stock remuneration	280	175	79
Deferred income taxes	31,590	36,187	2,289
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	(61,890)	(52,537)	(129,565)
Prepaid expenses and other current assets	(12,620)	(6,696)	(4,139)
Due from related parties	—	3,468	(3,468)
Deferred contract costs	(24,427)	(13,184)	3,689
Accounts payable	6,001	(12,995)	(5,250)
Accrued compensation and benefits	31,524	38,466	59,253
Accrued expenses	7,827	18,849	(31,029)
Advanced billings to clients	(391)	32,811	13,315
Deferred contract revenues	(270)	(9,150)	(3,830)
Employee deferred compensation and accrued profit sharing	1,724	(9,320)	4,200
Other long-term liabilities	5,662	8,976	3,509

Net cash provided by operating activities	241,089	278,554	251,221

Cash flows from investing activities:
Purchases of short-term investments	(469,330)	(258,975)	(62,690)
Sales of short-term investments	445,845	156,945	5,000
Additions to property and equipment	(69,669)	(43,415)	(58,765)
Cash paid for acquisitions and transaction costs, net of cash acquired	(11,450)	(65,152)	(887)
Increase in other assets	(31,183)	(29,501)	(36,062)

Net cash used in investing activities	(135,787)	(240,098)	(153,404)

Cash flows from financing activities:
Proceeds from issuance of stock in initial public offering	—	—	226,564
Proceeds from the exercise of stock options	3,890	681	—
Capital distributions to former owners, net	—	—	(263,565)
Short-term borrowings	18,064	7,669	59,661
Repayments of short-term borrowings	(38,639)	(32,624)	(73,765)
Repayments of long-term debt	(13,000)	(9,236)	(6,250)
Repayments of capital lease obligations	(7,684)	(11,171)	(17,007)
Payment of deferred financing fees	—	—	(1,437)
Purchase of Class A common shares for treasury	(7,250)	(6,164)	—
Payment of offering costs	—	(796)	(5,929)

Net cash used in financing activities	(44,619)	(51,641)	(81,728)

HEWITT ASSOCIATES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS -Continued

(Dollars in thousands)

	Year Ended September 30,
	2004	2003	2002
Effect of exchange rate changes on cash and cash equivalents	1,013	2,210	2,065

Net increase in cash and cash equivalents	61,696	(10,975)	18,154

Cash and cash equivalents, beginning of period	67,785	78,760	60,606

Cash and cash equivalents, end of period	$129,481	$67,785	$78,760

Change in client receivables and unbilled work in process:
Beginning of year client receivables and unbilled work in process	$461,430	$392,267	$366,493
Beginning of year long-term unbilled work in process	7,143	1,917	—
Non-cash distribution of client receivables to Hewitt Holdings	—	—	(152,500)
Fair value of acquired client receivables and unbilled work in process	2,736	12,481	46,188
Effect of exchange rates on client receivables and unbilled work in process	7,686	9,371	4,438
End of year long-term unbilled work in process	(18,003)	(7,143)	(1,917)
End of year client receivables and unbilled work in process	(522,882)	(461,430)	(392,267)

Change in client receivables and unbilled work in process	$(61,890)	$(52,537)	$(129,565)

Schedule of noncash investing and financing activities:
Acquisition, cash paid, net of cash acquired:
Common stock issued in connection with acquisition	$—	$—	$219,240
Prepaid transaction costs	(3,708)	—	—
Fair value of assets acquired	(3,530)	(72,932)	(142,406)
Fair value of liabilities assumed	2,966	52,126	100,403
Goodwill	(7,178)	(44,346)	(178,124)

Cash paid, net of cash acquired	(11,450)	(65,152)	(887)
Real estate and equipment purchased under capital leases	2,917	—	88,944
Software licenses purchased under long-term agreements	7,444	8,146	18,148
Client receivables distributed to Hewitt Holdings	—	—	152,500
Conversion of owner capital to common stock	—	—	57,216
Offering costs accrued but not yet paid	—	—	1,347
Supplementary disclosure of cash paid during the year:
Interest paid	$18,398	$18,390	$16,210
Income taxes paid	56,847	8,486	33,647

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2004, 2003 and 2002

(Dollars in thousands except share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources outsourcing and consulting services. The Company’s outsourcing business is comprised of employee benefit plan, payroll and workforce management administration services. Hewitt’s consulting business is comprised of advisory services in health management, retirement and financial management, talent and organization consulting and other consulting.

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

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. The Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized through the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services and often with a minimum monthly fee. Ongoing service fees from fixed price contracts are recognized on a straight-line basis. Services provided outside the scope of our outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

The Company’s clients typically pay for consulting services either on a time-and-materials or fixed-fee basis. Revenues are recognized under time-and-material based arrangements monthly as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method or at the completion of a project based on facts and circumstances of the client arrangement.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts are required to set up a client and their human resource or benefit programs on the Company’s systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period from the initiation of ongoing services through the end of the contract term. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs. Additionally, at September 30, 2004 and 2003, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

Funds Held for Clients

A small portion of the Company’s outsourcing agreements require the Company to hold client funds. As of September 30, 2004 and 2003, $14,693 and $8,292, respectively, were included within prepaid expenses and other current assets and accrued expenses related to the client fund obligations.

Client Receivables and Unbilled Work in Process

The Company periodically evaluates the collectibility of its client receivables and unbilled work in process based on a combination of factors. In circumstances where the Company becomes aware of a specific client’s difficulty in meeting its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or to others), the Company records an allowance for doubtful accounts to reduce the client receivable to what the Company reasonably believes will be collected. For all other clients, the Company recognizes an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require the Company to alter its estimates of the collectibility of client receivables and unbilled work in process.

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

Income Before Income Taxes

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before income taxes and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before income taxes prior to May 31, 2002 is not comparable to fiscal 2003 and 2004 income before income taxes because compensation and related expenses for services rendered by owners have not been reflected as expenses but were reflected as capital distributions to owners. As such, results prior to May 31, 2002, do not reflect the financial position, results of operations, and changes in cash flows that would have been reported had the Company operated as a corporation for all the periods presented.

Income Taxes

On May 31, 2002, the Company became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, the Company was not subject to corporate income taxes because it operated as a limited liability company. As a limited liability company, taxes on income earned prior to May 31, 2002 were the responsibility of the former owners of the Company.

Foreign Currency Translation

The Company’s foreign operations use local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign exchange transactions, which have not been significant, are recorded in earnings within other income (expense), net.

Earnings Per Share

On May 31, 2002, the Company completed its transition to a corporate structure and began to report earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under the treasury stock method, unvested restricted stock awards and unexercised stock options with fair market values of the underlying stock greater than the stock options’ exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive. Prior to May 31, 2002, Hewitt was comprised of limited liability companies and did not have outstanding common stock from which to calculate earnings per share, nor did the Company’s earnings include owner compensation or income taxes. As such, the Company’s net income prior to May 31, 2002, is not comparable to net income of a corporation or the Company’s net income after May 31, 2002. For the year ended September 30, 2002, earnings per share was calculated based on the net loss incurred in the four-month period from May 31, 2002, through September 30, 2002.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables and unbilled work in process. Hewitt invests its cash equivalents in the highest rated money market and similar investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no client makes up a significant portion of the Company’s billings. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories, and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2004, 2003 and 2002, no single client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities, client receivables, and foreign exchange instruments are financial assets with carrying values that approximate fair value. Accounts payable, accrued compensation and benefits, accrued expenses and liabilities and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. The fair value of the Company’s $134,000 fixed rate senior term notes is estimated to be approximately $147,000 at September 30, 2004 and was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with original maturities of 90 days or less. At September 30, 2004 and 2003, cash and cash equivalents included cash in checking and money market accounts as well as corporate tax-advantaged money market investments maturing in 90 days or less.

Marketable Securities

Marketable securities represent available-for-sale securities and are classified on the balance sheet within short-term investments at their fair market value. Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses are reported in other expenses, net on the consolidated and combined statements of operations.

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

For purposes of pro forma disclosures, applying the Black Scholes valuation method, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share would have been as follows:

	Year Ended September 30,
	2004	2003	2002
Net income:
As reported	$122,844	$94,277	$190,373
Less net income through May 31, 2002			213,064

Net loss from June 1, 2002 through September 30, 2002			(22,691)
Stock-based compensation expense included in reported net income, net of tax	9,872	23,016	16,240
Pro forma stock compensation expense, net of tax	(19,807)	(28,459)	(17,370)

Adjusted net income	$112,909	$88,834	$(23,821)

Net income (loss) per share – basic:
As reported	$1.28	$0.99	$(0.27)
Adjusted net income (loss) per share	$1.18	$0.94	$(0.28)

Net income (loss) per share – diluted:
As reported	$1.25	$0.97	$(0.27)
Adjusted net income (loss) per share	$1.15	$0.92	$(0.28)

The above pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected volatility	35%	35%	35%
Risk-free interest rate	3.36%-3.47%	2.87%-3.37%	3.81%-4.19%
Expected life	5	5	4
Dividend yield	0%	0%	0%

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 and FIN No. 46 as revised, did not have a material impact on the Company’s consolidated financial statements.

In September 2004, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company. In October 2004, with the acquisition of Exult and $110,000 of convertible senior notes, future earnings per share computations will include the convertible notes to the extent that they are determined to be dilutive. See Note 6 for additional information on the acquisition of Exult.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when the shares were held by Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates of approximately 71% at June 30, 2003, to a minority interest of approximately 2% at September 30, 2004 and 2003.

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

5. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards and exercised stock options are considered outstanding. For diluted EPS, a portion of unvested restricted stock awards and unexercised stock options that are “in-the-money” are also considered common stock equivalents. Restricted stock awards vest 25 percent on each anniversary of the grant date and are not considered outstanding in basic earnings per share until the vesting date.

For the year ended September 30, 2002, earnings per share was calculated based on the net loss incurred between May 31, 2002 and September 30, 2002, the four-month period during which the Company operated as a corporation. As such, the earnings per share for the year ended September 30, 2002 is not indicative of the amount that would have been computed had the Company been a corporation for the entire year presented. During the period between May 31, 2002 and September 30, 2002, the Company also incurred several one-time charges totaling $47,854 (see Note 3) related to the Company’s transition to a corporate structure and $27,525 of compensation expense related to the initial public offering restricted stock award which resulted in a net loss. As such, the effect of incremental shares of common stock equivalents has not been reflected as an adjustment to diluted earnings per share as the impact is antidilutive. Additionally, common stock has been weighted from the time of the Company’s transition to a corporate structure on May 31, 2002 and not from the beginning of fiscal 2002.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Year Ended September 30,
	2004	2003	2002
Net income as reported	$122,844	$94,277	$190,373

Less net income through May 31, 2002			213,064

Net loss from June 1, 2002 through September 30, 2002			$(22,691)

Weighted-average number of common stock for basic	96,031,389	94,783,223	85,301,042

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	741,387	1,312,259	—
Unexercised in-the-money stock options	1,177,312	737,241	—

Weighted-average number of common stock for diluted	97,950,088	96,832,723	85,301,042

Earnings (loss) per share – basic	$1.28	$0.99	$(0.27)
Earnings (loss) per share – diluted	$1.25	$0.97	$(0.27)

Stock options to purchase 996,380 weighted-average shares in 2004, 51,782 weighted-average shares in 2003 and 56,223 weighted-average shares in 2002 of Class A common stock, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Class A common stock and, therefore, the effect would have been antidilutive.

6. Acquisitions

Exult Merger

Exult has been a leading provider of HR business process outsourcing. On June 15, 2004, we entered into an Agreement and Plan of Merger with Exult, Inc. and Eagle Merger Corp., a newly formed wholly owned subsidiary of Hewitt and on October 1, 2004, after obtaining regulatory and stockholder approvals, the merger was completed. Eagle Merger Corp. was merged with and into Exult, and Exult became the surviving corporation and a wholly owned subsidiary of Hewitt. Under the Agreement, each share of Exult common stock outstanding immediately prior to the effective time of the merger was converted into 0.2 shares of Hewitt Class A common stock. As such, the Exult stockholders received 22,159,921 shares of Hewitt Class A stock in exchange for the 110,799,662 shares of outstanding Exult common stock. The purchase price is estimated to be approximately $776 million, including assumed debt and acquisition related costs. On October 29, 2004, Exult was merged into Hewitt Associates, Inc. As part of the acquisition, the Company acquired $110 million of 2.5% convertible senior notes, due on October 1, 2010. On October 6, 2004, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to allow the holders to resell their notes and the 1,870,748 shares of Hewitt Class A common stock issuable upon conversion of their notes at the current conversion price. In connection with the merger, the Company granted 692,139 shares of Class A restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share) and vest ratably through June 27, 2006.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, the Company acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefit administration business will operate within the Company’s Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third-party contract rights and obligations applicable to the acquired business; computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility, and the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility. The allocation of the purchase price resulted in the allocation of $7,821 to goodwill. The Company expects all of the goodwill to be deductible for U.S. tax purposes. As part of the acquisition agreement, the Company has agreed with the Northern Trust Corporation to, on a non-exclusive basis, recommend Northern Trust Corporation’s custody, trustee and benefit payment services to the Company’s clients and prospective clients and Northern Trust Corporation has agreed to recommend the Company’s outsourcing services to their clients and prospective clients. NTRC’s results of operations are included within the Company’s historical results from the acquisition date of June 15, 2003. This acquisition is not considered to be material to the Company, and, therefore, pro forma information has not been presented.

Cyborg Worldwide, Inc.

On June 5, 2003, the Company purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg will operate within the Company’s Outsourcing segment. The purchase price totaled $43,645, and was comprised of $43,000 of cash and $645 of acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000 payable through 2006. On June 8, 2004, the Company entered an agreement with Cyborg’s selling stockholders to settle the performance-based consideration obligation for $10,000. The allocation of the $53,645 adjusted purchase price to acquired net assets resulted in the allocation of $25,353 to goodwill and $30,638 to identifiable intangible assets, which includes $17,823 to customer relationships with an estimated twelve-year useful life, $12,116 to capitalized software with an estimated five-year life and $699 to trademarks with an estimated three-year useful life. The preliminary allocation also included allocations of $9,138 to identifiable assets and $11,484 to assumed liabilities. The Company expects all of the goodwill to be deductible for U.S. tax purposes. Cyborg’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2003. This acquisition is not considered to be material to the Company, and, therefore, pro forma information has not been presented.

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

In the quarter ending September 30, 2003, the Company began amortizing the customer relationships intangible asset by taking a charge for the year then ending. The customer relationships intangible asset totaled £45,200, or $65,874 as of the acquisition date. The Company is amortizing the intangible asset in two classes on a straight-line basis over 15 and 30 years. The allocation between the two classes was based primarily on customer revenue size. The useful life for each class was based primarily on historical customer turnover, the relative difficulty in the ability of customers to switch service providers and the nature and complexity of the customers. The Company estimates that it will record recurring non-cash, pre-tax amortization expense of approximately £408 ($734 at a September 30, 2004 exchange rate) per quarter for the next 15 years and approximately £345 ($621 at a September 30, 2004 exchange rate) per quarter thereafter through the end of the 30 year period.

Assuming the acquisition of Bacon & Woodrow occurred at the beginning of fiscal 2002, pro forma net revenues would have been approximately $1,807,000 in 2002 and pro forma net income would have been approximately $215,000 in 2002. These pro forma results, which are unaudited, give effect to the Company’s incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. Because the Company was a limited liability company for the first eight months of fiscal 2002, the pro forma effect of the acquisition on earnings per share is not meaningful. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of 2002, nor are they necessarily indicative of future consolidated operating results.

Other Acquisitions

During 2004, the Company acquired a controlling interest in a joint venture investment in Puerto Rico and the remaining interest in a joint venture investment in India. The Company acquired these entities for cash at an aggregate cost of $13,249. The preliminary allocations of the purchase price resulted in the aggregate allocation of $3,569 to goodwill, of which $2,572 was assigned to the Outsourcing segment, with the remainder of $997 assigned to the Consulting segment. The Company expects all of the goodwill to be deductible for U.S. tax purposes. These acquisitions are not considered to be material to the Company, and, therefore, pro forma information has not been presented.

During 2003, the Company acquired the controlling interests in joint venture investments in The Netherlands, India, and Singapore, and an actuarial business in Ireland. The Company acquired these entities for cash at an aggregate cost of $14,617. The allocations of the purchase price resulted in the aggregate allocation of $17,183 to goodwill, of which $5,427 was assigned to the Outsourcing segment, with the remainder of $11,756 assigned to the Consulting segment. The Company expects approximately one-half of the goodwill to be deductible for U.S. tax purposes. These acquisitions are not considered to be material to the Company, and, therefore, pro forma information has not been presented.

7. Short-Term Investments

Short-term investments are comprised of available-for-sale securities. Investments classified as available-for-sale securities consist of $183,205 and $159,720 of auction rate municipal bonds at September 30, 2004 and 2003, respectively. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates which typically reset every 28 to 35 days. As a result, at September 30, 2004 and 2003, the company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its available-for-sale securities. All income generated from the auction rate municipal bonds was recorded as interest income.

Estimated fair market value of debt securities classified as available-for-sale by contractual maturities consist of the following:

2004
Amounts included in short-term investments:
Due in less than one year	$4,855
Due after one year through five years	—
Due after five years through ten years	9,500
Due after ten years	168,850

$183,205

8. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at September 30, 2004 and 2003, consisted of the following:

	2004	2003
Client receivables	$339,306	$278,966
Unbilled work in process	183,576	182,464

	$522,882	$461,430

As of September 30, 2004 and 2003, $18,003 and $7,143, respectively, of long-term unbilled work in process is classified within other assets, net.

The activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2004, 2003 and 2002, consisted of the following:

	2004	2003	2002
Balance at beginning of year	$15,011	$16,160	$14,540
Increase in allowances	23,764	17,661	31,453
Use of allowances	(17,043)	(18,810)	(29,833)

Balance at end of year	$21,732	$15,011	$16,160

9. Financial Instruments

The Company does not enter into derivative transactions except in limited situations when there is a compelling reason to mitigate economic risk. On August 6, 2001, Hewitt purchased a £150 million foreign currency option to offset the foreign currency risk associated with its planned purchase of the benefits consulting business of Bacon & Woodrow for common stock with a value of £140 million. (See Note 6, Acquisitions). The cost of the foreign currency option was $2,344, and it expired in May 2002. This instrument did not qualify for the hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, because SFAS No. 133 prohibits hedge accounting for a forecasted business combination. The instrument was marked to the spot rate and resulting gains or losses were recognized currently in other expenses, net. For the year ended September 30, 2002 the loss on the option was $3,653. The Company had no derivative instruments outstanding at September 30, 2004 and 2003.

10. Property and Equipment

As of September 30, 2004 and 2003, net property and equipment, which includes assets under capital leases, consisted of the following:

	2004	2003
Property and equipment:
Buildings	$92,057	$90,328
Computer equipment	284,778	255,723
Telecommunications equipment	116,027	110,569
Furniture and equipment	101,493	92,145
Leasehold improvements	92,089	81,912

Total property and equipment	686,444	630,677
Less accumulated depreciation and amortization	(449,964)	(393,201)

Balance at end of year	$236,480	$237,476

11. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002, which requires that goodwill no longer be amortized but tested for impairment at least annually.

The Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the years ended September 30, 2004, 2003 and 2002, no impairments were recognized.

The following is a summary of net income for the year ended September 30, 2002, adjusted to remove the amortization of goodwill:

2002
Net income:
As reported	$190,373
Goodwill amortization, net of tax	730

As adjusted	$191,103

The following is a summary of changes in the carrying amount of goodwill for the years ended September 30, 2004 and 2003:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2002	$—	$201,286	$201,286
Additions and other adjustments	26,741	17,605	44,346
Effect of changes in foreign exchange rates	—	13,662	13,662

Balance at September 30, 2003	26,741	232,553	259,294
Additions and other adjustments	13,669	(6,495)	7,174
Effect of changes in foreign exchange rates	245	19,030	19,275

Balance at September 30, 2004	$40,655	$245,088	$285,743

Goodwill additions during the year ended September 30, 2004 resulted from the settlement of the Cyborg performance-based consideration obligation and from the acquisitions of the remaining interest in two of the Company’s joint ventures, one in Puerto Rico and one in India. Goodwill adjustments during the year ended September 30, 2004 resulted from purchase price allocation adjustments related to the NTRC acquisition, an acquisition in the Netherlands and Switzerland. Goodwill, customer relationships, and trademark additions during the year ended September 30, 2003, resulted from acquisitions (see Note 6, Acquisitions) and goodwill also increased from an adjustment to the purchase price allocation related to an acquisition in Switzerland.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at September 30, 2004 and 2003:

	2004			2003
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$242,128	$157,159	$84,969	$219,220	$124,166	$95,054
Trademarks	12,478	5,821	6,657	11,517	2,962	8,555
Customer relationships	109,422	8,757	100,665	102,392	3,407	98,985

Total	$364,028	$171,737	$192,291	$333,129	$130,535	$202,594

The increase in the gross carrying amounts of trademarks and customer relationships is primarily the result of the impact of foreign currency exchange rates.

Amortization expense related to definite-lived intangible assets for the years ended September 30, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Capitalized software	$35,063	$32,234	$24,679
Trademarks	2,617	2,210	509
Customer relationships	5,126	3,247	—

Total	$42,806	$37,691	$25,188

Applying current foreign exchange rates, estimated amortization expense related to intangible assets with definite lives at September 30, 2004, for each of the years in the five-year period ending September 30, 2009 and thereafter is as follows:

Fiscal year ending:	2005	2006	2007	2008	2009	2010 and thereafter	Total
Estimated intangibles amortization expense	$38,795	$32,669	$24,305	$13,232	$8,335	$74,955	$192,291

12. Other Assets

As of September 30, 2004 and 2003, other assets consisted of the following:

	2004	2003
Other assets:
Long-term unbilled work in process	$18,003	$7,143
Prepaid long-term interest and service contracts	9,798	11,667
Investments in affiliated companies	2,004	3,127

Other assets	$29,805	$21,937

The Company has several prepaid long-term contracts for maintenance on computer software systems. Benefits related to these long-term prepaid maintenance contracts are received over the contractual period, as designated. The long-term portion of the prepaid interest relates to prepaid lease obligations of the Company.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. During 2004 and 2003, the Company acquired the controlling interests in joint venture investments in Puerto Rico, The Netherlands, India, and Singapore. See Note 6, Acquisitions, for additional information.

13. Debt

Debt at September 30, 2004 and 2003, consisted of the following:

	2004	2003
Unsecured lines of credit	$—	$15,852
Other foreign debt	698	5,711
Unsecured senior term notes	134,000	147,000

	134,698	168,563
Current portion	13,445	33,000

Long-term debt, less current portion	$121,253	$135,563

The principal portion of long-term debt becomes due as follows:

Fiscal year ending:
2005	$13,445
2006	23,136
2007	28,036
2008	17,030
2009	7,051
2010 and thereafter	46,000

Total	$134,698

On September 27, 2002, the Company obtained two unsecured line of credit facilities. The 364- day facility provided for borrowings up to $70 million and expired on September 26, 2003. The three-year facility provided for borrowings up to $50 million. On September 29, 2003, the three-year facility was amended to provide for borrowings up to $75 million. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at the Company’s option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee based on the utilization is assessed at a rate of 0.125% per annum. At September 30, 2004 and 2003, there was no outstanding balance on the remaining facility.

On March 7, 2003, Hewitt entered into a contract with a lender to guarantee borrowings of its subsidiaries up to $13 million in multiple currency loans and letters of credit to replace its unsecured multi-currency line of credit, which the Company repaid in February 2003. On August 1, 2003, the contract was amended to increase the guarantee amount to $20 million. There is no fixed termination date on this contract. This contract allows Hewitt subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is used by Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of September 30, 2004 and 2003, there were no borrowings under this contract.

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

On March 30, 2000, the Company issued $50,000 of unsecured senior term notes to various note holders. Of this amount, $15,000 bears interest at 7.94% and is repayable in annual installments beginning March 2003 through March 2007. The Company began paying annual installments of $3,000 in March 2003. At September 30, 2004 and 2003, the outstanding balance was $9,000 and $12,000, respectively. The remaining $35,000 bears interest at 8.08% and is repayable in annual installments beginning March 2008 through March 2012.

On February 23, 1998, the Company obtained an unsecured multi-currency line of credit with banks permitting borrowings up to $10,000 at a multi-currency interbank interest rate plus 75 basis points. All outstanding balances on the unsecured multi-currency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, had an unsecured British pound sterling line of credit permitting borrowings of up to £20 million until July 30, 2003, and £17 million thereafter until expiration of the facility on July 1, 2004. In July 2004, the line of credit was amended and extended to allow for borrowings up to £5,000 until the expiration of the facility on July 31, 2005. As of September 30, 2004 there was no outstanding balance on the line of credit and the current interest rate was 5.775%. At September 30, 2003, the outstanding balance was £9,500, equivalent to $15,852, with interest at a rate of 4.53%. Other foreign debt outstanding at September 30, 2004 and 2003 totaled $698 and $5,711, respectively, pursuant to local banking relationships.

On May 30, 1996, the Company issued unsecured senior term notes to various note holders in the amount of $50,000, bearing interest at 7.45%. The notes are repayable in annual installments beginning May 2004 through May 2008. The Company began paying installments of $10,000 in May 2004. At September 30, 2004 and 2003, the outstanding balances were $40,000 and $50,000, respectively.

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

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2004 and 2003, the Company was in compliance with all debt covenants.

14. Lease Agreements

The Company has obligations under long-term non-cancelable lease agreements, principally for office space, furniture, and equipment, with terms ranging from one to twenty years. Some of the leases are with related parties (See Note 15, Related Party Transactions).

Capital Leases

Capital lease obligations at September 30, 2004 and 2003, consisted of the following:

	2004	2003
Building capital leases	$83,023	$85,813
Computer and telecommunications equipment	2,332	3,980

	85,355	89,793
Current portion	5,373	6,602

Capital lease obligations, less current portion	$79,982	$83,191

The Company’s two building capital leases are payable in monthly installments at 7.33% interest and expire in April 2017 and May 2017.

The Company’s computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are payable typically over three to five years in monthly or quarterly installments and at various interest rates ranging from 2.455% to 7.0%.

The following is a schedule of minimum future rental payments required as of September 30, 2004, under capital leases which have an initial or remaining non-cancelable lease term in excess of one year:

Fiscal year ending:	Principal	Interest	Total

2005	$5,373	$6,015	$11,388
2006	3,738	5,695	9,433
2007	4,118	5,416	9,534
2008	4,599	5,102	9,701
2009	5,144	4,750	9,894
2010 and there after	62,383	19,617	82,000

Total minimum lease payments	$85,355	$46,595	$131,950

Operating Leases

The Company also has various third-party operating leases for office space, furniture, and equipment with terms ranging from one to twenty years. The Company has various office leases that grant a free rent period and have escalating rents. The accompanying consolidated and combined statements of operations reflect rent expense on a straight-line basis recognized over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The Company also has leases that have lease renewal provisions.

The following is a schedule of minimum future rental payments as of September 30, 2004, under operating leases with an initial or remaining non-cancelable lease terms in excess of one year:

Fiscal year ending:	Third Party	Related Party	Total

2005	$64,613	$33,075	$97,688
2006	98,889	33,339	132,228
2007	65,705	33,635	99,340
2008	31,037	33,845	64,882
2009	23,414	33,022	56,436
2010 and there after	136,344	270,763	407,107

Total minimum lease payments	$420,002	$437,679	$857,681

Total rental expense for operating leases amounted to $115,685 in 2004, $104,094 in 2003 and $104,228 in 2002.

15. Related Party Transactions

The Company entered into real estate transactions as described below with FORE Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates (an equity method investment of FORE Holdings). The following related party leases were outstanding during the years ended September 30, 2004, 2003 and 2002:

Holdings Property Entities	Location	Commencement Date	Expiration Date
FORE Holdings LLC	Rowayton, Connecticut	October 1994	November 2001
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Hewitt Properties VII*	Norwalk, Connecticut	September 2001	September 2017
The Bayview Trust*	Newport Beach, California	June 2002	May 2017
Overlook Associates	Lincolnshire, Illinois	**	**

*	FORE Holdings sold its interest in the Norwalk property in April 2002 and its interest in the Newport Beach property in March 2003, as such, these leases are no longer held by a related party, but remain capital leases of the Company.
**	The Company has several leases with Overlook Associates, the first began in 1989 and the last expires in 2017.

Total lease payments were $33,814 in 2004, $34,105 in 2003 and $40,053 in 2002. The leases were entered into on terms comparable to those which could have been obtained on an arm’s length basis. The historical cost of the real property owned by the Holdings property entities aggregates to $360,125 and $357,114 in 2004 and 2003, respectively. The investment in these properties was funded through capital contributions by FORE Holdings and third-party debt. Total outstanding debt owed to third parties by these related parties totaled $261,047 and $273,619 in 2004 and 2003, respectively. The debt is payable over periods that range up to sixteen years, and bears fixed interest rates that range from 5.58% to 7.93%. This debt is not reflected on the Company’s balance sheet as it is an obligation of FORE Holdings and its related parties, and is not an obligation of the Company. Substantially all of the activities of the FORE Holdings property entities involve assets that are leased to the Company. The Company does not guarantee the debt related to these properties.

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

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of the Company, is providing certain support services to FORE Holdings, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement, totaled $117, $425 and $17 for the years ended September 30, 2004, 2003 and 2002, respectively. All such fees have been paid by FORE Holdings through September 30, 2004.

In fiscal 2002, the consolidated and combined statement of operations includes expenses that have been allocated to the Company on a specific identification basis by Hewitt Holdings at that time. Management believes these allocations and charges were reasonable and that such expenses would not have differed materially had the Company operated on a stand-alone basis.

16. Retirement Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2004, 2003, and 2002, profit sharing plan expenses were $58,035, $53,980 and $66,005, respectively.

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

The following tables provide a reconciliation of the changes in the defined benefit and healthcare plans’ benefit obligations and fair value of assets for the years ended September 30, 2004 and 2003, and a statement of funded status as of September 30, 2004 and 2003.

	Pension Benefits		Health Benefits
	2004	2003	2004		2003
Change in Benefit Obligation
Benefit obligation, beginning of year	$128,633	$63,413		$11,627	$8,553
Acquisitions	726	41,172		—	—
Service cost	8,264	5,784		1,138	803
Interest cost	7,160	4,107		692	597
Plan amendments	—	—		333	404
Actuarial (gains)/losses	(9,056)	9,318		292	1,463
Benefit payments	(3,745)	(1,336)		(598)	(193)
Changes in foreign exchange rates	9,146	6,175		—	—

Benefit obligation end of year	$141,128	$128,633		$13,484	$11,627

Change in Plan Assets
Fair value of plan assets, beginning of year	$87,750	$39,079		$—	$—
Acquisitions	436	38,118		—	—
Actual return on plan assets	5,049	2,269		—	—
Employer contribution	8,176	5,852		598	193
Benefit payments	(3,745)	(1,336)		(598)	(193)
Changes in foreign exchange rates	5,929	3,768		—	—

Fair value of plan assets, end of year	$103,595	$87,750	$		$—

Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status	$(37,533)	$(40,883)		$(13,484)	$(11,627)
Unrecognized net loss	14,708	21,889		3,875	3,699
Unrecognized prior service cost	—	—		2,953	2,798
Unrecognized transition obligation	—	—		459	492
Minimum pension liability	—	(1,023)		—	—

Net amount recognized, end of year	$(22,825)	$(20,017)		$(6,197)	$(4,638)

Amounts recognized in Balance Sheet are as follows:
Accrued benefit cost	$22,825	$19,684		$6,197	$4,638
Accumulated other comprehensive income	—	333		—	—

Net amount recognized	$22,825	$20,017		$6,197	$4,638

Accumulated Benefit Obligation	$118,358	$98,110

The assumptions used in the measurement of our benefit obligations as of June 30, 2004 and 2003 are as follows:

	Pension Benefits		Health Benefits
	2004	2003	2004	2003
Weighted-average assumptions:
Discount rate	5.23%	4.85%	6.00%	6.00%
Expected return on plan assets	5.99%	5.51%	N/A	N/A
Rate of compensation increase	3.73%	3.40%	N/A	N/A

The health plan provides flat dollar credits based on years of service and age at retirement. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming an 11.0% health care cost trend rate for 2004. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

	2004	2003
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
Total of service and interest cost components	$4	$4
Benefit obligations	50	64
Effect of 1% decrease on:
Total of service and interest cost components	$(4)	$(4)
Benefit obligation	(46)	(59)

The Company’s pension plan weighted-average asset allocations at September 30, 2004, and 2003, by asset category are as follows:

	2004	2003
Asset Category
Equity securities	40.47%	37.86%
Debt securities	46.99	48.97
Real estate	4.70	5.61
Other	7.84	7.56

Total	100.00%	100.00%

The investment objectives for the pension plan assets are to generate returns that will enable the plans to meet their future obligations. The strategies balance the requirement to generate returns through investments such as equity securities, with the need to control risk through less volatile assets such as fixed income securities, while also meeting local regulations. Approximately 90% of the Company’s plan assets relate to the Company’s pension plans in the United Kingdom and Switzerland. In the United Kingdom, the plan assets are managed in two separate portfolios, an equity portfolio and a bond portfolio. The strategy is to invest 56% and 44% of the plan assets in equity securities and debt securities, respectively. The total return is tracked to the relevant market index, within specified tolerances and after allowance for withholding tax where applicable, for each of the funds in which the assets are invested. The plan assets for the Switzerland plan are managed in accordance with the laws in Switzerland. Within the scope of the Swiss laws, the strategy targets equity securities of 35%-45%, debt securities of 35%-65%, real estate investments of 5%-15% and other investments of 0%-5%.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Health Benefits
2005	$2,798	$366
2006	3,004	405
2007	3,084	474
2008	3,318	575
2009	3,291	653
Years 2010 through 2014	23,216	5,050

The components of net periodic benefit costs for the three years ended September 30, 2004 include:

	Pension Benefits			Health Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$8,264	$5,784	$809	$1,138	$803	$608
Interest cost	7,160	4,107	1,148	692	597	336
Expected return on plan assets	(5,613)	(3,411)	(1,041)	—	—	—
(Gain) loss recognized in the year	10	—	—	—	—	—
Amortization of:
Unrecognized prior service cost	—	—	—	179	160	—
Unrecognized loss	360	—	—	115	66	68
Transition obligation	—	—	—	33	33	33

Net periodic benefit cost	$10,181	$6,480	$916	$2,157	$1,659	$1,045

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent of Medicare Part D.

In accordance with the FASB Staff Position (“FSP”) 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company evaluated its plan and determined that the plan is not the actuarial equivalent of Medicare Part D. The financial statements and the notes to the financial statements do not include the effect of the Act on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

The Company presently anticipates contributing approximately $10,000 to fund its pension plans and $366 to fund its health benefit plans in fiscal 2005.

17. Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of September 30, 2004, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of September 30, 2004, there were 8,679,897 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and recognized as unearned compensation within stockholders’ equity. Over the six-month and four-year vesting periods, the unearned compensation is being recognized as compensation expense. For the years ended September 30, 2004, 2003 and 2002, compensation expense for the initial public offering restricted stock awards was $16,733, $39,010 and $27,525, respectively, including the award compensation expense and applicable payroll taxes for the respective periods.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest ratably over a period of four years. As of September 30, 2004, the Company has 11,212,831 options outstanding with a weighted average exercise price of $23.71. The following table summarizes stock option activity during 2004 and 2003:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	7,791,989	$21.70	4,089,003	$19.29	—	$—
Granted	3,892,029	27.35	3,844,793	24.19	4,106,703	19.29
Exercised	(185,234)	19.57	(35,808)	19.00	—	—
Forfeited	(273,022)	20.19	(105,999)	20.11	(17,700)	19.00
Expired	(12,931)	20.42	—	—	—	—

Outstanding at end of fiscal year	11,212,831	$23.71	7,791,989	$21.70	4,089,003	$19.29

Exercisable options at end of fiscal year	2,926,847	$20.95	1,106,256	$19.42	—	$—

The weighted-average estimated fair market value of employee stock options granted during 2004, 2003 and 2002 was $10.10, $8.59 and $6.50 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock. The following table summarizes information about stock options outstanding at September 30, 2004.

	Outstanding Options			Exercisable Options
	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Term (Years)	Number Outstanding	Weighted- Average Exercise Price
Reasonable price range groupings:
$19.00	3,506,774	$19.00	7.7	1,817,726	$19.00
$23.50-$29.30	7,649,580	25.75	6.2	1,092,667	24.03
$32.45-$34.60	56,477	32.76	8.6	16,454	32.71

	11,212,831	$23.71	6.7	2,926,847	$20.95

18. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending matter to have a material adverse affect on the business, financial condition or results of operations of the Company.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of September 30, 2004, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

19. Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)

As of September 30, 2001	$(767)	$—	$(767)
Other comprehensive income (loss)	17,648	(690)	16,958

As of September 30, 2002	16,881	(690)	16,191
Other comprehensive income (loss)	22,699	(333)	22,366

As of September 30, 2003	39,580	(1,023)	38,557
Other comprehensive income	29,470	1,023	30,493

As of September 30, 2004	$69,050	$—	$69,050

The increases in foreign currency translation during the years ended September 30, 2004, 2003 and 2002 were primarily related to an increase in the value of the British pound sterling relative to the U.S. dollar.

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

For the years ended September 30, 2004 and 2003 and for the four month period subsequent to the transition to a corporate structure in fiscal 2002, the Company’s provision for income taxes aggregated $85,015, $66,364 and $11,342 ($33,053 income tax expense less the $21,711 tax expense related to the transition to a corporate structure), respectively, and consisted of the following:

	2004			2003			2002
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$41,177	$29,218	$70,395	$24,018	$31,931	$55,949	$25,740	$(16,108)	$9,632
State and local	7,297	3,163	10,460	3,808	4,254	8,062	4,808	(3,314)	1,494
Foreign	4,160	—	4,160	2,353	—	2,353	216	—	216

	$52,634	$32,381	$85,015	$30,179	$36,185	$66,364	$30,764	$(19,422)	$11,342

United States income taxes have not been provided on undistributed earnings of international subsidiaries. Those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

At September 30, 2004 and 2003, the Company had income taxes payable of $7,505 and $17,401, respectively. Payments for the current federal income tax liability for 2004 will be reduced by approximately $4,000, and were reduced by approximately $12,000 in 2003, for the vesting of restricted stock and restricted stock units and the exercise of nonqualified stock options. The tax benefit resulting from the vesting of the restricted stock and stock units and the exercise of these options has been credited to additional paid-in capital. Income tax expense for the period subsequent to transition differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before taxes ($207,859 and $160,641 for the years ended September 30, 2004 and 2003, respectively, and $10,361 for the period June 1, 2002 through September 30, 2002) as a result of the following:

	2004	2003	2002
Provision for taxes at U.S. federal statutory rate	$72,751	$56,224	$3,626
Increase (reduction) in income taxes resulting from:
Costs of transition to corporate structure	—	—	4,530
State and local income taxes, net of federal income tax benefits	7,799	5,040	972
Nondeductible expenses	909	839	592
Foreign earnings taxed at varying rates and foreign losses not tax effected	3,909	2,923	1,401
Other	(353)	1,338	221

	$85,015	$66,364	$11,342

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2004	2003
Deferred tax assets:
Accrued expenses	$22,157	$20,181
Foreign tax loss carryforwards	38,097	27,579
Other	4,635	12,505

	64,889	60,265
Valuation allowance	(38,097)	(27,579)

	$26,792	$32,686

Deferred tax liabilities:
Compensation and benefits	$22,804	$12,286
Income deferred for tax purposes	3,340	3,332
Goodwill amortization	31,959	27,633
Depreciation and amortization	10,799	10,273
Other	28,100	17,638

	$97,002	$71,162

Of the $128,135 net operating loss carryforwards of foreign subsidiaries (representing the $38,097 of foreign tax loss carryforwards deferred tax asset in the table above), $107,176 relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow through of such losses in certain circumstances. Without such losses included, the cumulative net operating loss carryforwards at September 30, 2004 were approximately $20,959 which are subject to various provisions of each respective country. Approximately $19,940 of this amount expires between 2005 and 2019 and $1,019 of the amount has an indefinite life.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities except for goodwill, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the foreign net operating loss carryforwards which expire in 2005 through 2019. Foreign taxable loss for the years ended September 30, 2004 and 2003 and for the four-month period ended September 30, 2002 was $25,090, $11,922 and $21,477, respectively. Consolidated taxable income for the years ended September 30, 2004 and 2003, and for the four month period ended September 30, 2002, was $210,396, $163,263 and $26,457, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

21. Segments and Geographic Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies its human resources expertise and employs its integrated technology solutions to administer its clients’ human resources programs. Hewitt’s benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Hewitt’s payroll services include installed payroll software and fully outsourced processing. Hewitt’s workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

While Hewitt reports revenues and direct expenses based on these two segments, Hewitt combines its expertise in human resources outsourcing and consulting to create complete human resources solutions and a full continuum of human resources services.

Hewitt operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information systems, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount.

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2004	2003	2002
Outsourcing (1)
Revenues before reimbursements (net revenues)	$1,432,091	$1,247,234	$1,115,462
Segment income (2)	297,911	245,905	272,702
Net client receivables and unbilled work in process	294,141	251,672
Long-term unbilled work in process	18,003	7,143
Goodwill and certain intangible assets	65,703	53,837
Deferred contract costs	162,121	138,475

Consulting (3)
Revenues before reimbursements (net revenues)	$772,591	$734,422	$600,735
Segment income (2)	126,064	136,380	161,787
Net client receivables and unbilled work in process	228,741	209,758
Long-term unbilled work in process	—	—
Goodwill and certain intangible assets	327,362	312,996
Deferred contract costs	481	—

Total Company
Revenues before reimbursements (net revenues)	$2,204,682	$1,981,656	$1,716,197
Reimbursements	57,545	49,637	33,882

Total revenues	$2,262,227	$2,031,293	$1,750,079

Segment income (2)	$423,975	$382,285	$434,489

Charges not recorded at the Segment level:
One-time charges (4)	—	—	26,143
Initial public offering restricted stock awards (5)	16,733	39,010	27,525
Unallocated shared costs (2)	184,409	165,294	140,501

Operating income (2)	$222,833	$177,981	$240,320

Net client receivables and unbilled work in process	$522,882	$461,430
Long-term unbilled work in process	18,003	7,143
Goodwill and certain intangible assets	393,065	366,833
Deferred contract costs	162,602	138,475
Assets not reported by segment	711,422	630,274

Total assets	$1,807,974	$1,604,155

(1)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC. As such, their results are included in the Company’s results from the respective acquisition dates.
(2)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with the Company’s transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and the Company began to record their compensation as compensation and related expenses in arriving at segment income.
(3)	On June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment’s results from the acquisition date.
(4)	In connection with the Company’s transition to a corporate structure, the following one-time charges were incurred: a) $8,300 of non-recurring compensation expense related to the establishment of a vacation liability for its former owners and b) $17,843 of non-recurring compensation expense resulting from certain owners receiving more common stock than their proportional share of total capital, without offset for those owners who receive less than their proportional share of stock.
(5)	Compensation expense of $16,733, $39,010 and $27,525 for the years ended September 30, 2004, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

Revenues and long-lived assets by geographic area for the following fiscal years are provided below. Revenues are attributed to geographic areas based on the country where the associates perform the services. Long-lived assets include net property and equipment, deferred contract costs, goodwill and intangible assets, such as capitalized software, but exclude investments in affiliated companies.

	Year Ended September 30,
	2004	2003	2002
Revenues
United States	$1,841,294	$1,687,861	$1,571,747
United Kingdom	256,230	212,899	84,313
All Other Countries	164,703	130,533	94,019

Total	$2,262,227	$2,031,293	$1,750,079

Long-Lived Assets
United States	$514,085	$506,132
United Kingdom	348,912	316,977
All Other Countries	41,920	33,540

Total	$904,917	$856,649

22. Regulated Subsidiary

Hewitt Financial Services LLC (“HFS”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer. HFS is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” and has elected to compute its net capital in accordance with the “Alternative Standard” of that rule. As of September 30, 2004 and 2003, HFS had regulatory net capital, as defined, of $16,274 and $2,402, respectively, which exceeded the amounts required by $16,269 and $2,397, respectively.

INDEX TO EXHIBITS

Exhibit	Description
2.1	Business Amalgamation Agreement between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

2.2	Amendment to Business Amalgamation Agreement, between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated by reference to Exhibit 2.2 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002).

2.3	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Exult, Inc., Hewitt Associates, Inc. and Eagle Merger Corp (incorporated by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-4, Registration No. 333-117326).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.1	Amended and Restated Multicurrency Promissory Note, dated February 23, 1998 (incorporated by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.2	Hewitt Global Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., General Atlantic Partners 54, L.P., General Atlantic Partners 57, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. (incorporated by reference to Exhibit 99.2 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.4	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., Kevin M. Campbell, James C. Madden, V., Michael J. Salvino and Stephen M. Unterberger (incorporated by reference to Exhibit 99.3 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.5	Amended and Restated Registration Rights Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated by reference to Exhibit 10.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.6	Hewitt Associates LLC Note Purchase Agreement, dated May 1, 1996, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.4 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.7	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.8	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.9	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.10	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series C), dated as of June 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.93% Senior Notes, Series C, due June 30, 2007 (incorporated by reference to Exhibit 10.8 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.11	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series D), dated as of October 1, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 7.65% Senior Notes, Series D, due October 15, 2005 (incorporated by reference to Exhibit 10.9 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.12	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.13	Transfer Restriction Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated by reference to Exhibit 10.11 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.14+	Distribution Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated by reference to Exhibit 10.12 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.15	Revolving and Term Credit Facility by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto dated as of May 28, 1996, as amended by Amendments 1 through 6 thereto (incorporated by reference to Exhibit 10.13 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.16	Transfer Restriction Agreement between Hewitt Associates, Inc. and the partners of Bacon & Woodrow (incorporated by reference to Exhibit 10.14 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.17	Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.18	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.19	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranch 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.20	Ownership Interest Transfer Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated by reference to Exhibit 10.18 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.21	Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.19 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.22	Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.20 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.23	Seventh Amendment to Revolving and Term Credit Agreement by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto (incorporated by reference to Exhibit 10.21 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.24	Three Year Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.22 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.25	364-Day Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.23 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.26	Aggregate Term Facility, dated as of June 5, 2002 and amended on August 29, 2002, by and among Hewitt Bacon & Woodrow Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.24 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002.)

10.27	Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.25 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.28	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for The Woodlands, Texas property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.26 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.29	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for the Orlando, Florida property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.27 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.30	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of May 15, 1989, as amended by amendments 1 through 9 thereto. (incorporated by reference to Exhibit 10.28 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.31	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of August 15, 1995, as amended by amendments on October 1, 1995 and September 28, 2001. (incorporated by reference to Exhibit 10.29 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.32	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of December 1, 1989, as amended on September 28, 2001. (incorporated by reference to Exhibit 10.30 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.33	Stockholders’ Agreement by and among Hewitt Associates, Inc., Hewitt Holdings LLC and the Covered Persons signatory thereto dated as of July 1, 2003. (incorporated by reference to Exhibit 10.31 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.34	Guaranty Agreement, dated as of March 7, 2003, by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.35	Amendment to the Three Year Credit Agreement, dated as of September 27, 2003, between Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.33 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003).

10.36	Amended Schedule A, dated as of August 1, 2003, and to the Guaranty Agreement by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates, dated as of March 7, 2003 (incorporated by reference to Exhibit 10.34 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003).

14.	Code of Ethics (incorporated by reference to Exhibit 14 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003.)

21.	Subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Confidential treatment has been granted for portions of this document.