Form 10-Q
period 2004-12-31
HEWITT ASSOCIATES INC
filed 2005-02-08
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at December 31, 2004
Class A Common Stock - $0.01 par value	57,341,894
Class B Common Stock - $0.01 par value	59,805,496
Class C Common Stock - $0.01 par value	4,368,162

121,515,552

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$155,257	$129,481
Short-term investments	260,485	183,205
Client receivables and unbilled work in process, less allowances of $21,158 and $21,732 at December 31, 2004 and September 30, 2004, respectively	548,774	522,882
Prepaid expenses and other current assets	86,084	50,546
Funds held for clients	65,050	14,693
Deferred income taxes, net	3,324	246

Total current assets	1,118,974	901,053

Non-Current Assets:
Deferred contract costs	168,987	162,602
Property and equipment, net	250,384	236,480
Capitalized software, net	97,736	84,969
Other intangible assets, net	298,296	107,322
Goodwill, net	669,745	285,743
Other assets, net	43,127	29,805

Total non-current assets	1,528,275	906,921

Total Assets	$2,647,249	$1,807,974

LIABILITIES

Current Liabilities:
Accounts payable	$27,388	$20,909
Accrued expenses	135,218	83,226
Funds held for clients	64,038	14,693
Advanced billings to clients	137,360	106,934
Accrued compensation and benefits	97,414	181,812
Short-term debt and current portion of long-term debt	32,389	13,445
Current portion of capital lease obligations	5,842	5,373
Employee deferred compensation and accrued profit sharing	61,025	49,450

Total current liabilities	560,674	475,842

Long-Term Liabilities:
Deferred contract revenues	115,267	118,025
Debt, less current portion	225,660	121,253
Capital lease obligations, less current portion	79,491	79,982
Other long-term liabilities	99,158	83,063
Deferred income taxes, net	27,863	70,456

Total long-term liabilities	547,439	472,779

Total Liabilities	$1,108,113	$948,621

Commitments and Contingencies (Note 12)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(Dollars in thousands except share and per share amounts)

	December 31, 2004	September 30, 2004
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 57,341,894 and 32,480,669 shares issued and outstanding, as of December 31, 2004 and September 30, 2004, respectively	$573	$325
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 59,805,496 and 61,707,114 shares issued and outstanding, as of December 31, 2004 and September 30, 2004, respectively	598	617
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,368,162 and 4,391,862 shares issued and outstanding as of December 31, 2004 and September 30, 2004, respectively	44	44
Restricted stock units, 134,955 and 118,363 units issued and outstanding, as of December 31, 2004 and September 30, 2004, respectively	2,213	2,166
Additional paid-in capital	1,309,073	633,934
Cost of common stock in treasury, 2,199,906 and 526,518 shares of Class A common stock as of December 31, 2004 and September 30, 2004, respectively	(59,976)	(13,414)
Retained earnings	228,455	194,430
Unearned compensation	(41,561)	(27,799)
Accumulated other comprehensive income	99,717	69,050

Total stockholders’ equity	1,539,136	859,353

Total Liabilities and Stockholders’ Equity	$2,647,249	$1,807,974

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended December 31,
	2004(1)	2003
Revenues:
Revenues before reimbursements (net revenues)	$710,399	$531,964
Reimbursements	14,889	18,725

Total revenues	725,288	550,689

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	420,345	340,204
Initial public offering restricted stock awards	4,426	4,119
Reimbursable expenses	14,889	18,725
Other operating expenses	185,644	104,726
Selling, general and administrative expenses	38,251	26,985

Total operating expenses	663,555	494,759

Operating income	61,733	55,930

Other expenses, net:
Interest expense	(5,458)	(4,836)
Interest income	2,289	329
Other income (expense), net	(895)	(1,872)

	(4,064)	(6,379)

Income before income taxes	57,669	49,551

Provision for income taxes	23,644	20,188

Net income	$34,025	$29,363

Earnings per share:
Basic	$0.29	$0.31
Diluted	$0.28	$0.30

Weighted average shares:
Basic	117,580,361	95,796,640
Diluted	119,598,958	97,546,144

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s results from the merger date of October 1, 2004.

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$34,025	$29,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,054	19,887
Amortization	15,778	10,628
Initial public offering restricted stock awards	3,882	3,503
Restricted stock awards	2,984	—
Director stock remuneration	84	20
Deferred income taxes	15,641	(450)
Realized losses on short-term investments, net	(91)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Client receivables and unbilled work in process	53,180	(4,194)
Prepaid expenses and other current assets	179	(6,424)
Funds held for clients	(17,707)	5,616
Deferred contract costs	(5,900)	1,862
Accounts payable	(16,476)	5,715
Accrued compensation and benefits	(101,411)	(54,421)
Accrued expenses	(12,841)	26,052
Funds held for clients liability	16,695	(5,616)
Advanced billings to clients	24,551	6,929
Deferred contract revenues	(3,093)	(4,429)
Employee deferred compensation and accrued profit sharing	11,453	10,512
Other long-term liabilities	8,743	1,231

Net cash provided by operating activities	50,730	45,784

Cash flows from investing activities:
Purchases of short-term investments	(130,171)	(169,600)
Proceeds from sales of short-term investments	163,135	184,100
Additions to property and equipment	(17,435)	(16,957)
Cash received from acquisitions, net of cash paid for transaction costs	4,617	(1,123)
Increase in other assets	(15,143)	(12,974)

Net cash provided by (used in) investing activities	5,003	(16,554)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,002	704
Short-term borrowings	27,756	14,491
Repayments of short-term borrowings	(15,033)	(4,803)
Repayments of capital lease obligations	(938)	(2,471)
Purchase of Class A common shares into treasury	(46,562)	—

Net cash provided by (used in) financing activities	(32,775)	7,921

Effect of exchange rate changes on cash and cash equivalents	2,818	575

Net increase in cash and cash equivalents	25,776	37,726

Cash and cash equivalents, beginning of period	129,481	67,785

Cash and cash equivalents, end of period	$155,257	$105,511

Supplementary disclosure of cash paid during the period:
Interest paid	$6,852	$5,831
Income taxes paid	$6,148	$4,507

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(Unaudited)

(Dollars in thousands except for share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources outsourcing and consulting services. The Company’s outsourcing business is comprised of employee benefit plan and human resources business process outsourcing (“HR BPO”) services. Hewitt’s consulting business is comprised of advisory services in health management, retirement and financial management, talent and organization consulting and other consulting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2004, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. Under the Company’s outsourcing contracts, which typically have three- to five-year terms for benefits services and seven- to ten-year terms for HR BPO services, clients generally pay an implementation fee and an ongoing service fee. The Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prior to scheduled termination, both the remaining deferred implementation revenues and related costs are recognized through the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants, employees or services and often with a minimum monthly fee. Ongoing service fees from fixed price contracts are recognized on a straight-line basis. Services provided outside the scope of our outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

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

Losses on outsourcing or consulting arrangements are recognized in the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct costs, which include the accretion of deferred contract costs, and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

The Company has contracts for multiple services primarily in its Outsourcing segment. In some of these contracts, the standalone deliverables, which may include outsourcing core services such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, standalone anciliary services, such as Your Total Rewards, or other consulting services, are sufficiently separable and there exists sufficient evidence of their fair values to separately account for all of the standalone deliverables using their relative fair value. In these contracts, the outsourcing services are recognized as revenue over the ongoing service period. Consulting services provided in connection with these outsourcing engagements are accounted for at the time services are provided. In all other contracts with multiple services, all fees received for services provided in connection with outsourcing engagements are recognized as revenue over the ongoing service period under the contract.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts may be required to set up a client and their human resource or benefit programs on the Company’s systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period from the initiation of ongoing services through the end of the contract term. Such costs may include costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs. Additionally, at December 31, 2004 and September 30, 2004, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

Funds Held for Clients

A small portion of the Company’s outsourcing agreements require the Company to hold client funds. The increase in the funds held for clients balances at December 31, 2004 from September 30, 2004 is primarily due to the Company’s acquisition of Exult, Inc. (see Note 4).

Performance-Based Compensation

The Company’s compensation program includes a performance-based component that is determined by management subject to annual review by the Compensation and Leadership Committee of the Board of Directors. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after the Company’s annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

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

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit of the Company’s business to which the goodwill has been assigned, to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of estimates and assumptions. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.

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

For purposes of pro forma disclosures, applying the Black Scholes valuation method, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended December 31,
	2004	2003
Net income:
As reported	$34,025	$29,363
Reported stock-based compensation expense, net of tax	4,485	2,430
Pro forma stock-based compensation expense, net of tax	(7,984)	(4,582)

Pro forma net income	$30,526	$27,211

Net income per share – basic:
As reported	$0.29	$0.31

Pro forma	$0.26	$0.28

Net income per share – diluted:
As reported	$0.28	$0.30

Pro forma	$0.26	$0.28

New Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company. With the merger with Exult, Inc. and the succession to the obligation of $102,300 of their convertible senior notes on October 1, 2004, the Company’s earnings per share computations include the convertible notes to the extent that they are determined to be dilutive. See Note 4 for additional information on the merger with Exult, Inc.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method. SFAS No. 123(R) is effective for the Company beginning July 1, 2005. The Company is currently evaluating the requirements and impact of SFAS No. 123(R) on its consolidated results of operations and financial position.

3. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards and stock issued upon exercise of stock options and warrants are considered outstanding. For diluted EPS, a portion of unvested restricted stock awards, unexercised stock options and warrants and outstanding convertible debt securities that are “in-the-money” are also considered by following the treasury share method. Restricted stock awards vest 25 percent on each anniversary of the grant date and are not considered outstanding in basic earnings per share until the vesting date.

Each share of the Company’s Class B and Class C common stock is convertible into Class A common stock subject to certain restrictions.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended December 31,
	2004	2003
Net income as reported	$34,025	$29,363

Weighted-average number of shares of common stock for basic	117,580,361	95,796,640
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	766,447	696,062
Unexercised in-the-money stock options	1,252,150	1,053,442

Weighted-average number of shares of common stock for diluted	119,598,958	97,546,144

Earnings per shares – basic	$0.29	$0.31

Earnings per shares – diluted	$0.28	$0.30

Convertible debt securities to purchase 1,870,748 weighted-average shares of Class A common stock were outstanding in the three months ended December 31, 2004, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would have been antidilutive. Warrants to purchase 200,000 weighted-average shares of Class A common stock were outstanding in the three months ended December 31, 2004, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Class A common stock and, therefore, the effect would have been antidilutive. Stock options to purchase 56,237 and 49,087 weighted-average shares of Class A common stock were outstanding in the three months ended December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Class A common stock and, therefore, the effect would have been antidilutive. In the three months ended December 31, 2003, the Company did not have any convertible debt securities or warrants.

4. Exult Acquisition

On June 15, 2004, the Company entered into an Agreement and Plan of Merger with Exult, Inc. and Eagle Merger Corp., a wholly owned subsidiary of the Company and on October 1, 2004, after obtaining regulatory and stockholder approvals, the merger was completed. Exult, Inc. (“Exult”) had been a leading provider of HR business process outsourcing. Eagle Merger Corp. was merged with and into Exult, and Exult became the surviving corporation and a wholly owned subsidiary of the Company. Under the Agreement, each share of Exult common stock outstanding immediately prior to the effective time of the merger was converted into 0.2 shares of Hewitt Class A common stock. The purchase price of $685,034 consisted of issuance of 22,159,921 shares of Hewitt Class A common stock valued at $653,939, the settlement payment for the cancellation of all Exult unexercised stock options of $23,545, transaction costs of $6,577, and the estimated fair value of the assumed Exult stock warrant of $973.

The fair value of the shares of Hewitt Class A common stock of $29.51 was based upon the average of the closing prices of the Company’s Class A common stock for the period commencing two trading days before, and ending two trading days after, June 16, 2004, the date of the announcement of the merger. The Company estimated the fair value of the assumed warrant by utilizing the Black-Scholes methodology.

The merger has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Exult at the date of merger are recorded at their respective fair values as of the merger date in the consolidated financial statements. The preliminary allocation of the purchase price resulted in the allocation of $365,885 to goodwill, all of which was assigned to the Outsourcing segment. No portion of this goodwill is expected to be deductible for tax purposes. Exult’s results of operations are included in the consolidated financial statements within the Outsourcing segment from the date of merger.

As of the date of merger, the Company determined the following estimated fair values for the assets purchased and liabilities assumed. The determination of estimated fair value requires management to make significant estimates and assumptions. The Company hired an independent third party to assist in the valuation of assets. Although the Company does not anticipate any significant adjustments, to the extent that the estimates used in the purchase accounting need to be refined, the Company will do so upon making that determination but not later than one year from the date of merger.

	October 1, 2004
Total purchase price		$685,034

Less net assets acquired:
Cash and cash equivalents	$31,585
Short-term investments	110,412
Client receivables and unbilled revenues	72,128
Contractual customer relationships (10-15 year estimated lives)	142,620
Core technology (10 year estimated life)	47,000
Purchased software (3-5 year estimated lives)	7,210
Tradenames (10 year estimated life)	2,000
Convertible senior notes	(102,300)
Other assets and liabilities, net	8,494

		319,149

Preliminary allocation of goodwill resulting from merger		$365,885

In connection with the merger, the Company began to formulate facility exit and severance strategies. The Company initially recognized $13,721 as liabilities assumed in the purchase business combination related to liabilities for estimated costs related to Exult facilities consolidation and the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. Finalization and execution of these strategies is not yet complete and further actions may be taken such as additional or different workforce reductions or relocations and/or facility exit strategies. The strategies and their related actions are expected to be completed by the end of fiscal 2005, and when taken, charges and/or reductions will be recorded as an adjustment to goodwill. As of December 31, 2004, $3,101 of cash payments have been made related to these liabilities.

As part of the merger, the Company became obligated for $110 million of 2.5% convertible senior notes, due on October 1, 2010 which convert to 1,870,748 shares of Hewitt Class A common stock at the current conversion price (see Note 8). In connection with the merger, the Company granted 692,139 shares of Class A unvested restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share). This amount was recorded as unearned compensation and is being expensed ratably through the vesting date of June 27, 2006.

The following unaudited pro forma combined income statement with explanatory notes presents an illustrative combined unaudited statement of operations of Hewitt and Exult for the three months ended December 31, 2003, giving effect to the merger as if it had been completed on October 1, 2003, the beginning of Hewitt’s fiscal year 2004. The unaudited pro forma combined income statement combines the historical financial results of Hewitt and Exult for the three months ended December 31, 2003. The unaudited pro forma income statement has been derived from and should be read in conjunction with the historical consolidated financial statements and the related notes of both Hewitt and Exult. The unaudited pro forma combined financial information shows the impact of the merger with Exult on Hewitt’s historical results of operations applying the purchase method of accounting. Under this method of accounting, the results of operations of Hewitt and Exult were combined from the merger date forward.

The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future. It does not assume any benefits from cost savings or synergies and it does not reflect any integration costs that the combined company realized or incurred after the merger. The unaudited pro forma combined income statement does reflect the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue based upon delivery of services. Hewitt’s ongoing service revenues are typically billed and recognized on a monthly basis as services are rendered. Exult’s policy was to recognize revenue for long-term multi-deliverable process management contracts for each reporting period based on the proportion of contract costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. For a more detailed description of Hewitt’s and Exult’s revenue recognition policies, please refer to Note 2, Summary of Significant Accounting Policies – Revenue Recognition and the historical consolidated financial statements and the related notes of Exult.

Pro Forma Combined Income Statement

(unaudited)

	Three Months Ended December 31, 2003
(in thousands except share and per share data)	Hewitt	Exult	Exult Reclassifications	Pro Forma Adjustments		Hewitt/Exult Pro Forma Combined
Revenues:
Revenues before reimbursements (net revenues)	$531,964	$117,946	$—	$(5,898	)(A)	$641,847
				(3,712	)(B)
				1,547	(C)
Reimbursements	18,725	—	—	—		18,725

Total revenues	550,689	117,946	—	(8,063)		660,572

Operating Expenses:
Cost of revenues	—	104,182	(104,182)	—		—
Compensation and related expenses, excluding initial public offering restricted stock awards	340,204	—	39,916	(270	)(D)	379,954
				104	(D)
Initial public offering restricted stock awards	4,119	—	—	—		4,119
Reimbursable expenses	18,725	—	—	—		18,725
Other operating expenses	104,726	—	65,962	(3,712	)(B)	165,376
				(2,964	)(C)
				2,238	(C)
				(3,117	)(E)
				2,243	(E)
Selling, general and administrative expenses	26,985	7,371	(1,518)	(12	)(C)	35,824
				2,998	(C)

Total operating expenses	494,759	111,553	178	(2,492)		603,998

Operating income (loss)	55,930	6,393	(178)	(5,571)		56,574

Other expense, net	(6,379)	(411)	178	(111	)(F)	(6,871)
				842	(G)
				(990	)(G)

Income from continuing operations before income taxes		5,982
Income (loss) before income taxes	49,551		—	(5,830)		49,703

Provision for income taxes	20,188	—	—	190	(H)	20,378

Income from continuing operations		$5,982

Net income (loss)	$29,363		$—	$(6,020)		$29,325

Earnings per share:
Basic	$0.31					$0.25
Diluted	$0.30					$0.24

Weighted average shares:
Basic	95,796,640			22,092,826	(I)	117,889,466
Diluted	97,546,144			22,322,941	(I)	119,869,085

Certain amounts in the historical consolidated income statement of Exult have been reclassified to conform to Hewitt’s current presentation. These are labeled as Exult Reclassifications in the unaudited pro forma combined income statement. Discontinued operations reported in Exult’s historical consolidated statement of income have been excluded.

The unaudited pro forma income statement presented does not indicate the combined results of operations that might have occurred had the pro forma adjustments actually taken place as of the dates specified, nor is it indicative of the results of operations in future periods of the combined company.

Pro Forma Adjustments

The pro forma adjustments reflected in the unaudited pro forma combined income statement are as follows:

(A)	This adjustment reflects the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue based upon delivery of services. Hewitt’s ongoing service revenues are typically billed and recognized on a monthly basis as services are rendered. Exult’s policy was to recognize revenue for long-term multi-deliverable process management contracts for each reporting period based on the proportion of costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictate a change of estimate. The effect of this adjustment is to reduce net revenues by $5,898 for the three months ended December 31, 2003.

(B)	These adjustments reflect the elimination of Hewitt services sold to Exult. All significant intercompany balances and transactions have been eliminated from the unaudited pro forma combined income statement.

(C)	These adjustments reflect the write off of Exult’s historical amortization of intangible assets and record the amortization of intangible assets (other than goodwill) resulting from the merger. The impact of these adjustments is to increase amortization expense as follows:

Three Months Ended December 31, 2003
Historical amortization expense	$4,523
Pro forma amortization expense	(5,236)

Decrease (increase) in amortization expense	$(713)

The reversal of amortization of certain intangible assets which were recorded by Exult as a reduction of revenue over the applicable contract term resulted in a net increase to net revenues of $1,547 for the three months ended December 31, 2003.

(D)	This adjustment eliminates the amortization of unearned compensation on Exult’s heritage restricted stock awards. In connection with the merger, the majority of Exult’s heritage restricted stock was converted into Hewitt Class A common stock, keeping the original restrictions and vesting periods. As a result, the adjustment also records the amortization of the unearned compensation of the converted restricted stock.

(E)	These adjustments reflect the write off of Exult’s historical depreciation of property and equipment and record the depreciation of property and equipment acquired in the merger based on their estimated fair values and useful lives. The impact of these adjustments is to decrease depreciation expense as follows:

Three Months Ended December 31, 2003
Historical depreciation expense	$3,117
Pro forma depreciation expense	(2,243)

Decrease in depreciation expense	$874

(F)	This adjustment reduces interest income as a result of the cash payments of $29,545 pertaining to the settlement of Exult’s employee stock options for $23,545 and incentive bonuses of $6,000 for the portion of the 2004 bonus period ending September 30, 2004. Had the cash payment occurred as of October 1, 2003 for the unaudited pro forma income statement, interest income on cash and cash equivalents would have been lower by $111 for the three months ended December 31, 2003.

(G)	These adjustments record the interest expense on long-term debt instruments and capital lease obligations based upon the fair value of those instruments and obligations at the date of merger. The impact of the adjustments was to increase interest expense by $148 for the three months ended December 31, 2003.

(H)	This adjustment reflects the anticipated income tax expense, which was redetermined based on the combined income of Exult and Hewitt. The adjusted effective tax rate is 41% for the pro forma three months ended December 31, 2003. Actual effective tax rates may differ from the pro forma rates reflected in this unaudited pro forma combined income statement and will ultimately depend on several variables, including the mix of earnings between domestic and international operations (including the amount of any foreign losses for which a valuation allowance is recorded), and the overall level of earnings.

(I)	For the three months ended December 31, 2003, the weighted average shares were calculated using the historical weighted average shares outstanding of Hewitt and the actual number of Hewitt shares issued for the merger at October 1, 2004. Earnings per share data have been computed based on the combined historical net income of Hewitt, income from continuing operations for Exult and the impact of pro forma purchase accounting adjustments.

5. Short-Term Investments

Short-term investments are comprised of available-for-sale securities at December 31, 2004 and September 30, 2004, and consist of the following:

	December 31, 2004		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments (1):
Commercial paper and other	$23,190	$23,190	$—	$—
Corporate notes	36,205	36,146	—	—
Asset-backed securities	19,959	19,899	—	—
U.S. Treasuries and Agencies	40,240	40,100	—	—
Auction rate municipal bonds	141,150	141,150	183,205	183,205

Short-term investments	$260,744	$260,485	$183,205	$183,205

(1)	Prior to the October 1, 2004 merger with Exult, the Company’s short-term investments consisted of auction rate municipal bonds. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates which typically reset every 28 to 35 days. As a result, prior to October 1, 2004, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its available-for-sale securities. All income generated from the auction rate municipal bonds are recorded as interest income.

As of December 31, 2004, there were gross unrealized holding gains of $2 and gross unrealized holding losses of $261, from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at December 31, 2004 and September 30, 2004 consist of the following:

	December 31, 2004		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments:
Due in less than one year	$41,261	$41,175	$4,855	$4,855
Due after one year through five years	37,795	37,622	—	—
Due after five years through ten years	4,350	4,350	9,500	9,500
Due after ten years	177,338	177,338	168,850	168,850

Short-term investments	$260,744	$260,485	$183,205	$183,205

6. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at December 31, 2004 and September 30, 2004, consisted of the following:

	December 31, 2004	September 30, 2004
Client receivables	$360,160	$339,306
Unbilled work in process	188,614	183,576

	$548,774	$522,882

As of December 31, 2004 and September 30, 2004, $19,772 and $18,003, respectively, of long-term unbilled work in process is classified within Other Assets, net.

7. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the three months ended December 31, 2004 and 2003, no impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the three months ended December 31, 2004:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2004	$40,655	$245,088	$285,743
Additions and other adjustments	365,885	(18)	365,867
Effect of changes in foreign exchange rates	3,977	14,158	18,135

Balance at December 31, 2004	$410,517	$259,228	$669,745

Goodwill additions during the three months ended December 31, 2004 resulted from the Company’s merger with Exult (see Note 4).

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at December 31, 2004 and September 30, 2004:

	December 31, 2004			September 30, 2004
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$267,035	$169,299	$97,736	$242,128	$157,159	$84,969
Trademarks and tradenames	15,220	6,902	8,318	12,478	5,821	6,657
Core technology	47,000	1,175	45,825	—	—	—
Customer relationships	257,634	13,481	244,153	109,422	8,757	100,665

Total	$586,889	$190,857	$396,032	$364,028	$171,737	$192,291

The increases in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships is primarily the result of the Exult merger and the impact of foreign currency exchange rates.

Amortization expense related to definite-lived intangible assets for the three months ended December 31, 2004 and 2003, is as follows:

	2004	2003
Capitalized software	$9,630	$8,807
Trademarks and tradenames	717	600
Core technology	1,175	—
Customer relationships	4,256	1,221

Total	$15,778	$10,628

Applying foreign exchange rates in effect at December 31, 2004, estimated amortization expense related to intangible assets with definite lives at December 31, 2004, for each of the years in the five-year period ending December 31, 2009 and thereafter is as follows:

Year ending:	2005	2006	2007	2008	2009	2010 and thereafter	Total
Estimated intangibles amortization expense	$61,252	$53,213	$41,256	$31,197	$26,372	$182,742	$396,032

8. Debt

In connection with the Company’s merger with Exult, the Company became obligated for $110,000 aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010. On October 29, 2004, Hewitt merged Exult with and into Hewitt and became the sole obligor of the notes. The notes rank equally with all of Hewitt’s existing and future senior unsecured debt and will be effectively subordinated to all liabilities of each of its subsidiaries. The Company recorded the notes at their estimated fair value of $102,300 at the merger date and is accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method.

The notes are convertible into shares of Hewitt Class A common stock at any time before the close of business on the date of their maturity, unless the notes have previously been redeemed or repurchased, if (1) the price of Hewitt’s Class A common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The initial conversion rate is 17.0068 shares of Hewitt Class A common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of approximately $58.80 per share. Based upon the current conversion price, the notes would be convertible into 1,870,748 shares of Hewitt Class A common stock.

On or after October 5, 2008, Hewitt has the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the redemption date. Holders have the option, subject to certain conditions, to require Hewitt to repurchase any notes held by the holder on October 1, 2008 or upon a change in control, at a price equal to 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the date of purchase.

Also, as part of the Exult transaction, the Company acquired a domestic unsecured revolving line of credit facility which provides for borrowings up to $25,000 expiring on July 31, 2005. Borrowings under the facility accrue interest at LIBOR plus 212.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At December 31, 2004, $9,152 was outstanding on the line of credit and was accruing interest at 4.45%.

On December 22, 2004, Hewitt Bacon & Woodrow Ltd. (“HBW”), a U.K. subsidiary, entered into a £6,000 term loan credit facility agreement. At December 31, 2004, HBW has drawn £6,000 or $11,558 on the facility which is repayable in 24 quarterly installments and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.76% at December 31, 2004.

There were no other significant changes to the Company’s debt structure since September 30, 2004.

9. Operating Lease Agreements

The Company has various third-party operating leases for office space, furniture, and equipment with terms ranging from one to twenty years. Some of the leases are with related parties. The Company has various office leases that grant a free rent period and have escalating rents. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis recognized over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The Company also has leases that have lease renewal provisions.

The following is a schedule of minimum future rental payments as of December 31, 2004, under operating leases with an initial or remaining non-cancelable lease terms in excess of one year:

	Third Party	Related Party	Total
Fiscal year ending:
2005	$58,601	$33,126	$91,727
2006	51,279	33,432	84,711
2007	40,552	33,691	74,243
2008	31,660	33,903	65,563
2009	27,733	32,301	60,034
2010 and thereafter	142,888	261,792	404,680

Total minimum lease payments	$352,713	$428,245	$780,958

10. Related Party Transactions

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of the Company, is providing certain support services to FORE Holdings LLC, formerly known as Hewitt Holdings LLC, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement, totaled $22 for the three months ended December 31, 2004 and $35 for the comparable prior year period. All such fees have been paid by FORE Holdings through December 31, 2004.

11. Pension and Postretirement Benefit Plans

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

The components of net periodic benefit costs for the three months ended December 31, 2004 and 2003, include:

	Pension Benefits		Health Benefits
	2004	2003	2004	2003
Components of Net Periodic Benefit Costs
Service cost	$2,436	$2,125	$317	$295
Interest cost	1,904	1,725	192	173
Expected return on plan assets	(1,729)	(1,507)	—	—
Amortization of:
Unrecognized prior service cost	—	—	9	45
Unrecognized loss	45	90	50	29
Transition obligation	—	—	32	8

Net periodic benefit cost	$2,656	$2,433	$600	$550

As of December 31, 2004, $2,806 of contributions have been made to the pension plans in fiscal 2005. As of December 31, 2004, $32 of contributions have been made to the health benefit plans in fiscal 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent of Medicare Part D.

In accordance with the FASB Staff Position (“FSP”) 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company evaluated its plan and determined that the plan is not the actuarial equivalent of a benefit under Medicare Part D. The financial statements and the notes to the financial statements do not include the effect of the Act on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

12. Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of December 31, 2004, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of December 31, 2004, there were 9,778,939 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Unit

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and recognized as unearned compensation within stockholders’ equity. Over the six-month and four-year vesting periods, the unearned compensation is being recognized as compensation expense. For the three months ended December 31, 2004 and 2003, compensation expense for the initial public offering restricted stock awards was $4,426 and $4,119, respectively, including the award compensation expense and applicable payroll taxes for the respective periods.

In connection with the Company’s merger with Exult, the Company granted 692,139 shares of Class A restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share) and vest ratably through June 27, 2006.

Stock Options and Warrants

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest in equal annual installments over a period of four years. As of December 31, 2004, the Company has 10,994,599 options outstanding with a weighted average exercise price of $23.72.

As part of the Company’s merger with Exult (see Note 4), the Company assumed a fully vested warrant to purchase up to 200,000 shares of the Company’s Class A common stock. The warrant expires in April 2008 and may not be exercised prior to April 2005. The warrant may only be exercised in its entirety, must be exercised in a single transaction and must be exercised on a cashless, net issuance basis. The exercise price is derived from a formula with a minimum exercise price of $37.75 per share.

13. Legal Proceedings

The Company is subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending matter to have a material adverse affect on the business, financial condition or results of operations of the Company.

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

14. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2004	2003
Net income	$34,025	$29,363
Other comprehensive income:
Foreign currency translation adjustments	30,926	25,279
Unrealized gains (losses) on investments	(259)	—

Total comprehensive income	$64,692	$54,642

The change in the foreign currency translation during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, was primarily due to an increase in the value of the British pound sterling relative to the U.S. dollar.

15. Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt applies its human resources expertise and employs its integrated technology solutions to administer its clients’ human resources programs. Hewitt’s benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). In addition to benefits outsourcing services, Hewitt’s human resources business process outsourcing (“HR BPO”) services include workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, global mobility, time and attendance, accounts payable, procurement expertise and vendor management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

While the Company reports revenues and direct expenses based on these two segments, it combines its expertise in human resources outsourcing and consulting to create complete human resources solutions and a full continuum of human resources services.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt utilizes a client development group that markets the entire spectrum of its services. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared costs. The costs of information systems, human resources and the direct client activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount.

The tables below present information about the Company’s reportable segments for the periods presented:

	Three Months Ended December 31,
	2004	2003
Outsourcing (1)
Revenues before reimbursements (net revenues)	$520,364	$355,083
Segment income	85,785	79,681

Consulting
Revenues before reimbursements (net revenues)	$190,035	$176,881
Segment income	26,045	22,433

Total Company (1)
Revenues before reimbursements (net revenues)	$710,399	$531,964
Reimbursements	14,889	18,725

Total revenues	$725,288	$550,689

Segment income	$111,830	$102,114
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	4,426	4,119
Unallocated shared service costs	45,671	42,065

Operating income	$61,733	$55,930

	December 31, 2004	September 30, 2004
Outsourcing (1)
Net client receivables and unbilled work in process	$340,159	$294,141
Long-term unbilled work in process	19,772	18,003
Goodwill and certain intangible assets	622,761	65,703
Deferred contract costs	168,433	162,121

Consulting
Net client receivables and unbilled work in process	$208,615	$228,741
Long-term unbilled work in process	—	—
Goodwill and certain intangible assets	345,280	327,362
Deferred contract costs	554	481

Total Company (1)
Net client receivables and unbilled work in process	$548,774	$522,882
Long-term unbilled work in process	19,772	18,003
Goodwill and certain intangible assets	968,041	393,065
Deferred contract costs	168,987	162,602
Assets not reported by segment	941,675	711,422

Total assets	$2,647,249	$1,807,974

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results from the merger date of October 1, 2004.
(2)	Compensation expense of $4,426 and $4,119 for the three months ended December 31, 2004 and 2003, respectively, related to the amortization of initial public offering restricted stock awards.

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

We use the term “Heritage” to refer to the stand alone operations of Hewitt Associates, Inc. or Exult, Inc. prior to their combination on October 1, 2004.

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

Due to integration efforts related to our merger with Exult, Inc. (“Exult”), standalone results for that business subsequent to the merger date were not available. For a more meaningful discussion of our results including Exult, we have included the prior year pro forma results of the Company for comparison with our current year results.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2005” or “fiscal 2005” means the twelve-month period that ends September 30, 2005. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current year presentation.

Overview

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries provide global human resources outsourcing and consulting services. The Company’s outsourcing business is comprised of employee benefit plan and human resources business process outsourcing (“HR BPO”) services. Hewitt’s consulting business is comprised of advisory services in health management, retirement and financial management, talent and organization consulting and other consulting.

Recent Developments

Exult Merger

On June 15, 2004, we entered into an Agreement and Plan of Merger with Exult, Inc. and Eagle Merger Corp., our wholly owned subsidiary and on October 1, 2004, after obtaining regulatory and stockholder approvals, the merger was completed. Exult had been a leading provider of human resources business process outsourcing. Eagle Merger Corp. was merged with and into Exult, and Exult became the surviving corporation and our wholly owned subsidiary. Under the Agreement, each share of Exult common stock outstanding immediately prior to the effective time of the merger was converted into 0.2 shares of Hewitt Class A common stock. The purchase price of $685,034 consisted of issuance of 22,159,921 shares of Hewitt Class A common stock valued at $653,939, the settlement payment for the cancellation of all Exult unexercised employee stock options of $23,545, transaction costs of $6,577, and the estimated fair value of an issued Exult stock warrant of $973. The fair value of the shares of Hewitt Class A common stock of $29.51 was based upon the average of the closing prices of the Company’s Class A common stock for the period commencing two trading days before, and ending two trading days after, June 16, 2004, the date of the announcement of the merger. The Company estimated the fair value of the warrant by utilizing the Black-Scholes methodology.

Shelf Registration Statement

On August 27, 2004, we filed an Amended Registration Statement on Form S-3/A with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the former owners and the former partners of Bacon & Woodrow. The registration statement became effective on August 31, 2004. Through December 31, 2004, 1,892,584 shares of Hewitt stock were sold by the former owners and the former partners of Bacon & Woodrow pursuant to this registration statement.

Release of Transfer Restrictions

Waiver of the transfer restrictions contained in our stockholders’ agreement no longer requires the approval of our Board of Directors and may be done by FORE Holdings. FORE Holdings released the transfer restrictions on 2% of the original number of aggregate Class B and Class C shares each month from October through December 2004 (approximately 1.6 million shares per month). Restrictions on 2 percent of the 0.9 million Class A shares held by certain Exult senior executives were also released each month from October through December 2004. Approximately 1.9 million of these total shares were sold during this period. FORE Holdings authorized the release of sales restrictions on 1% of the original number of aggregate Class B and Class C shares per week rather than every two weeks for the period January through March, 2005 (approximately 0.79 million shares per week, totaling approximately 10.3 million shares). The Company is unable to estimate how many of the released shares will be sold. FORE Holdings stated that liquidity opportunities after March 2005 could include a continuation of the release of transfer restrictions at the same or a different rate, negotiated sales to institutions or a combination of these scenarios. FORE Holdings further advised the Company that while a managed secondary offering remains an option, it expects the release of shares through March 2005 and its other options from April through the transfer restriction expiration date of June 27, 2005 will likely be adequate to meet the liquidity expectations of the Class B and Class C stockholders. As previously disclosed, transfer restrictions on the majority of the remaining Class B and Class C shares and held by certain senior Exult executives are expected to lapse on June 27, 2005.

Stock Repurchase Program

On June 14, 2004, our Board of Directors authorized the Company to repurchase up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of the Company’s cash position and expected future cash flows. Through December 31, 2004, an aggregate of 1,672,800 shares have been repurchased at an average price of $27.85.

On February 2, 2005, our Board of Directors authorized the Company to repurchase up to an aggregate amount of $300 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in the next twelve months. The repurchase may be executed through open market purchases, tender offers, privately negotiated purchases, or other means. This program replaces the remainder of the $150 million share repurchase program previously in place.

Outsourcing

Our outsourcing business is comprised of benefits administration and HR BPO services, and beginning in fiscal 2005, includes a wide range of human resource administrative services from the newly acquired Exult business. With the merger of Exult on October 1, 2004, we expanded our global presence and brought together existing service capabilities in benefits outsourcing, payroll, workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management, with additional capabilities in recruiting and staffing, learning and development, global mobility, time and attendance, accounts payable, procurement expertise and vendor management.

Since we first began providing outsourcing services in 1991, we have made significant investments in technology, personnel and office space to build our capabilities and address market opportunity. To maintain our outsourcing leadership position, we remain committed to making significant ongoing investments in technology, infrastructure, and people, in expanding our business and driving greater efficiencies. With the investments that we have made in the benefits administration business to date, our acquisitions of Exult, Cyborg Worldwide, Inc. and Northern Trust Retirement Consulting, and our investments in HR BPO, we expect to be able to continue to improve our outsourcing capabilities and attract new clients.

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

Consolidated Financial Highlights

Of our $2.2 billion of consolidated net revenues for fiscal 2004, 65.0% was generated in our Outsourcing segment and 35.0% was generated in our Consulting segment. Primarily as a result of our merger with Exult, Outsourcing accounted for 73.2% of net revenues and Consulting accounted for 26.8% for the first three months of fiscal 2005.

Net revenues increased 33.5% to $710 million in the first quarter of 2005 from $532 million in the prior year first quarter. This increase was primarily due to our merger with Exult on October 1, 2004. We believe a comparison between our results for the first quarter of 2005 and pro forma results for the first quarter of 2004, which assume that the merger with Exult occurred on October 1, 2003, the beginning of our fiscal year 2004, to be more meaningful. We refer you to Note 4 to the consolidated financial statements for additional information on the pro forma results.

Net revenues increased 10.7% to $710 million in the first quarter of 2005 from $642 million on a pro forma basis in the prior year first quarter. The net effects of favorable foreign currency translation, principally from the strengthening of European currencies relative to the U.S. dollar, were approximately $12 million for the three months ended December 31, 2004. Revenues for our fiscal 2004 acquisition of the majority interest in our Puerto Rico operations and Exult’s acquisition of ReloAction, a relocation service company, of approximately $7 million combined for the three month period also contributed significantly to the increase. After adjusting for these factors, net revenues increased $49 million, or 7.6%, for the three months ended December 31, 2004 over pro forma revenues in the comparable prior year period. After adjusting first quarter 2005 Outsourcing revenues for our fiscal 2004 acquisition of the majority interest in our Puerto Rico operations, Exult’s acquisition of ReloAction and the net effects of favorable foreign currency translation, Outsourcing growth was 9.6% for the first quarter of 2005 over the pro forma first quarter 2004 revenues. Outsourcing revenue growth was primarily due to new clients and the increase in services to existing clients in both our HR BPO business and benefits administration business. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting revenues increased 2.5% on an organic, constant currency basis for the first quarter of 2005 over pro forma first quarter 2004 revenues. For the quarter, growth in retirement plan management consulting and increased demand for our more discretionary consulting services were offset by lower revenues in health benefit management consulting.

Operating income increased 10.4% to $62 million from $56 million in the prior year first quarter and increased 9.1% from $57 million in the prior year first quarter on a pro forma basis. During the first quarter of 2005, operating income as a percentage of net revenue decreased to 8.7% in the current quarter from 10.5% in the prior year quarter, but declined more modestly when compared to pro forma operating income as a percentage of revenue of 8.8%. Adjusting for the effects of amortization of the Exult merger retention restricted stock grants of approximately $3 million in the quarter, the fiscal 2004 acquisition of the majority interest in our Puerto Rico operations and Exult’s acquisition of ReloAction, operating income as a percentage of revenues was 9.0% in the first quarter of 2005. Outsourcing segment margin decreased to 16.5% in the first quarter of 2005 from 17.9% in the pro forma prior year comparable period. Adjusting for the effects of amortization of the Exult merger retention restricted stock grants in the quarter, the results of our fiscal 2004 acquisition of the majority interest in our Puerto Rico operations and Exult’s acquisition of ReloAction, Outsourcing segment margin was 17.0% in the first quarter of 2005. This decrease in margins is primarily due to delayed timing of new outsourcing agreements relative to anticipated levels and increases in outside vendor expenses. The decline was partially offset by the absence of loss reserve charges recorded in the pro forma prior year quarter for two initial HR BPO clients. Consulting segment margin increased to 13.7% in the first quarter of 2005 from 13.0% in the pro forma prior year comparable period. The increase in margin from the pro forma prior year period margin is primarily due to increases in our European region, driven by a combination of higher revenues and the absence of charges for the exit of a leased facility of approximately $3 million which was incurred in the three months ended December 31, 2003. This increase was offset by lower margins in our health management consulting business due a shift in the timing for these services. The overall net decline in segment margins was offset by increased leverage of shared service costs in the three months ended December 31, 2004 over the comparable pro forma prior year period.

Critical Accounting Policies and Estimates

For a more detailed description of our significant accounting policies and basis of presentation, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Conforming with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this Quarterly Report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances change, however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, performance-based compensation, accounts receivable and unbilled work in process, goodwill and other intangible assets, retirement plans and income taxes.

Revenues

We enter into numerous service contracts through our outsourcing and consulting businesses. Outsourcing contract terms typically range from three- to five-years for benefits contracts and seven- to ten-years for HR BPO contracts, while consulting arrangements are generally of a short-term nature. The Company has contracts for multiple services primarily in the Outsourcing segment. In some of these contracts, the standalone deliverables, which may include outsourcing core services such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, standalone anciliary services, such as Your Total Rewards, or other consulting services, are sufficiently separable and there exists sufficient evidence of their fair values to separately account for all of the standalone deliverables using their relative fair value. In these contracts, the outsourcing services are recognized as revenue over the ongoing service period. Consulting services provided in connection with these outsourcing engagements are accounted for at the time services are provided. Most consulting assignments are also very short-term in nature, so that the risks of recognizing revenue in the wrong period or at different values for stand-alone deliverables are significantly reduced. In all other contracts with multiple services, all fees received for services provided in connection with outsourcing engagements are recognized as revenue over the ongoing service period under the contract.

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

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management and the Compensation and Leadership Committee of our Board of Directors. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Our earnings forecast reflects higher costs in the second quarter of fiscal 2005 due to expenses for new client implementations of our HR BPO services, as well as lower forecasted margins in benefits outsourcing services. In the second quarter of fiscal 2005, we also expect to record significantly lower performance-based compensation expense versus the first quarter of fiscal 2005 and second quarter of fiscal 2004, principally as a result of the timing of forecasted fiscal 2005 operating income. Our forecast calls for a greater proportion of performance-based compensation expense to be recorded when earned in the second half of the fiscal year.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. Factors mitigating this risk include our diverse client base. For the three months ended December 31, 2004 and 2003, no single client accounted for more than 10% of our total revenues.

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

Retirement Plans

We provide pension benefits to certain of our employees outside of North America and other postretirement benefits to certain of our employees in North America. The valuation of the funded status and net periodic pension and other postretirement benefit costs are calculated using actuarial assumptions, which are reviewed annually. The assumptions include rates of increases in employee compensation, interest rates used to discount liabilities, the long-term rate of return on plan assets, anticipated future health-care costs, and other assumptions involving demographic factors such as retirement, mortality and turnover. The selection of assumptions is based on both short-term and long-term historical trends and known economic and market conditions at the time of the valuation. The use of different assumptions would have resulted in different measures of the funded status and net periodic pension and other postretirement benefit expenses. Actual results in the future could differ from expected results. Management is not able to estimate the probability of actual results differing from expected results, but believes its assumptions are appropriate.

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made.

We record a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provisions and net income in the period in which such determination is made.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the three months ended December 31, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended December 31, 2004 and 2003

	Three Months Ended December 31,
			Increase/(Decrease)		% of Net Revenue
Dollar amounts in thousands	2004(1)	2003	Amount	%	2004	2003
Revenues:
Revenues before reimbursements (net revenues)	$710,399	$531,964	$178,435	33.5%	100.0%	100.0%
Reimbursements	14,889	18,725	(3,836)	(20.5)	2.1	3.5

Total revenues	725,288	550,689	174,599	31.7	102.1	103.5

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	420,345	340,204	80,141	23.6	59.2	63.9
Initial public offering restricted stock awards	4,426	4,119	307	7.5	0.6	0.8
Reimbursable expenses	14,889	18,725	(3,836)	(20.5)	2.1	3.5
Other operating expenses	185,644	104,726	80,918	77.3	26.1	19.7
Selling, general and administrative expenses	38,251	26,985	11,266	41.7	5.4	5.1

Total operating expenses	663,555	494,759	168,796	34.1	93.4	93.0

Operating income	61,733	55,930	5,803	10.4	8.7	10.5

Other expenses, net	(4,064)	(6,379)	2,315	(36.3)	(0.6)	(1.2)

Income before income taxes	57,669	49,551	8,118	16.4	8.1	9.3

Provision for income taxes	23,644	20,188	3,456	17.1	3.3	3.8

Net income	$34,025	$29,363	$4,662	15.9%	4.8%	5.5%

(1)	On October 1, 2004, we merged with Exult, Inc. and its results are included in our results from the merger date of October 1, 2004.

As a result of the merger with Exult, Inc. on October 1, 2004, we believe the results of operations for the three months ended December 31, 2004 and 2003 are not comparable. The results for the three months ended December 31, 2004 include the consolidated operating results of Exult, however, the results for the three months ended December 31, 2003 do not include Exult. For a more meaningful comparison, the following table presents the historical results of Hewitt for the three months ended December 31, 2004 compared with the unaudited pro forma results for the three months ended December 31, 2003, as if the merger and consolidation had occurred on October 1, 2003. We refer you to Note 4 to the consolidated financial statements for additional information on the pro forma results. The information for the three months ended December 31, 2004 and the unaudited pro forma results for the three months ended December 31, 2003 are derived from unaudited consolidated financial statements. In our opinion, information for the three months ended December 31, 2004 and the unaudited pro forma results for the three months ended December 31, 2003 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future.

	Three Months Ended December 31,
			Increase/(Decrease)		% of Net Revenue
Dollar amounts in thousands	2004	Pro forma 2003	Amount	%	2004	2003
Revenues:
Revenues before reimbursements (net revenues)	$710,399	$641,847	$68,552	10.7%	100.0%	100.0%
Reimbursements	14,889	18,725	(3,836)	(20.5)	2.1	2.9

Total revenues	725,288	660,572	64,716	9.8	102.1	102.9

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	420,345	379,954	40,391	10.6	59.2	59.2
Initial public offering restricted stock awards	4,426	4,119	307	7.5	0.6	0.6
Reimbursable expenses	14,889	18,725	(3,836)	(20.5)	2.1	2.9
Other operating expenses	185,644	165,376	20,268	12.3	26.1	25.8
Selling, general and administrative expenses	38,251	35,824	2,427	6.8	5.4	5.6

Total operating expenses	663,555	603,998	59,557	9.9	93.4	94.1

Operating income	61,733	56,574	5,159	9.1	8.7	8.8

Other expenses, net	(4,064)	(6,871)	2,807	(40.9)	(0.6)	(1.1)

Income before income taxes	57,669	49,703	7,966	16.0	8.1	7.7

Provision for income taxes	23,644	20,378	3,266	16.0	3.3	3.1

Net income	$34,025	$29,325	$4,700	16.0%	4.8%	4.6%

Overview

In addition to our merger with Exult in 2005, there are two other acquisitions that alter comparability between our fiscal 2005 and 2004 results which are not reflected in the unaudited pro forma results for the three months ended December 31, 2003. On February 5, 2004, we acquired the majority interest in our Puerto Rico operations. On May 15, 2004, Exult acquired ReloAction, a relocation services company. We refer to these acquisitions as the 2004 acquisitions. The results of the 2004 acquisitions are included in our results from their respective acquisition dates and therefore, in our results for the three months ended December 31, 2004, but are not included in the unaudited pro forma results for the three months ended December 31, 2003. Additionally, the unaudited pro forma combined results does not assume any benefits from cost savings or synergies and it does not reflect any integration costs that the combined company realized or incurred after the merger. Where these items have a material impact on comparability between the 2005 historical and 2004 pro forma results, we have highlighted them in the analysis that follows accordingly.

Net Revenues

Net revenues for the three months ended December 31, 2004, increased 10.7% to $710 million from $642 million in the pro forma comparable prior year period. Adjusting for the net favorable effects of foreign currency translation of approximately $12 million and the favorable effects of the 2004 acquisitions of approximately $7 million, net revenues grew 7.6% over the pro forma comparable prior year period. Outsourcing net revenues increased by 11.9% to $520 million in the quarter from $465 million in the pro forma comparable prior year period. Excluding the favorable effects of the 2004 acquisitions of approximately $7 million and the net favorable effects of foreign currency translation of approximately $4 million, Outsourcing net revenues increased 9.6% in the quarter over the pro forma comparable prior year period. Outsourcing revenue growth was primarily due to new clients and the increase in services to existing clients in both our HR BPO business and benefits administration business. Consulting net revenues for the quarter increased by 7.4% to $190 million from $177 million in the pro forma comparable prior year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $8 million and the favorable effect of the acquisition of the majority interest in our Puerto Rico operations of approximately $1 million. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting net revenues increased by 2.5% in the three months ended December 31, 2004, as compared to the pro forma prior year period. For the quarter, growth in retirement plan management consulting and increased demand for our more discretionary consulting services were offset by lower revenues in health benefit management consulting.

Compensation and Related Expenses

Compensation and related expenses (which include all personnel and outside contractor costs and related expenses) increased 10.6% to $420 million for the three months ended December 31, 2004, from $380 million in the pro forma comparable prior year period and remained flat as a percentage of net revenues at 59.2%. Adjusting for the effects of compensation expenses related to the 2004 acquisitions of approximately $4 million and amortization of the Exult merger retention restricted stock grants of approximately $3 million in the three months ended December 31, 2004 which are not included in the pro forma results for 2004, compensation and related expenses as a percentage of net revenues was 58.8% in the first quarter of 2005. This decrease as a percentage of net revenues is primarily due to increases in revenues from our Outsourcing segment relative to compensation and related expenses for that segment, as well as revenue increases in our European region relative to compensation and related expenses. Additionally, the decrease in compensation as a percentage of revenues was also in part due to completion of certain responsibilities through third party vendors versus internal associates. These increases in productivity were offset by lower revenue growth relative to compensation increases in our health management consulting businesses. The $40 million increase in compensation and related expenses from the pro forma prior year period was due to increases in outsourcing personnel to support the growth of Outsourcing segment, wage increases, the effects of foreign currency translation, the amortization of the Exult merger retention restricted stock grants, and compensation expenses related to the 2004 acquisitions.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $88 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through December 31, 2004, of which $4 million was recorded for the three months ended December 31, 2004 and $4 million was recorded for the pro forma comparable prior year period. The remaining $24 million of unearned compensation as of December 31, 2004 will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs) increased 12.3% to $186 million in the three months ended December 31, 2004, from $165 million in the pro forma comparable prior year period, and as a percentage of net revenues increased to 26.1% from 25.8% of net revenues quarter over pro forma quarter. The increase as a percentage of net revenues was primarily related to an increase in outside vendor expenses for services we provide to clients and maintenance expenses on computer equipment. The $20 million period-over-pro-forma-period increase in other operating expenses primarily reflects increases in outside vendor expenses for services we provide to our clients, increases in maintenance expenses on computer equipment and the inclusion of operating costs from the 2004 acquisitions, which were offset by decreased depreciation on computer equipment, decreased office rental expense and decreased maintenance expenses on leased facilities.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 6.8%, or $2 million, to $38 million in the three months ended December 31, 2004, from $36 million in the pro forma comparable prior year period, but as a percentage of net revenues declined to 5.4% from 5.6% quarter over pro forma quarter. The decrease as a percentage of net revenues was primarily related to revenues growing at a faster rate than SG&A expenses. The $2 million increase primarily reflects increased advertising costs, travel expenses, and office administration expenses, which were offset by lower professional fees and bad debt expense in the current year quarter.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other income or expense) declined 40.9% to $4 million in the three months ended December 31, 2004, from $7 million in the pro forma comparable prior year period, and as a percentage of net revenues declined to 0.6% from 1.1% quarter over pro forma quarter. The largest component, interest expense, declined to $5 million in the three months ended December 31, 2004 from $6 million in the pro forma comparable prior year period. The decrease in the interest expense for the three months ended December 31, 2004 is primarily due to decreased principal balances on our unsecured senior term notes and lower average borrowings on our short-term credit facilities.

Provision for Income Taxes

The provision for income taxes was $24 million for the three months ended December 31, 2004, compared to $20 million in the pro forma comparable prior year period, an increase of 16.0%. The increase in the provision for income taxes in the three months ended December 31, 2004, over the pro forma comparable prior year period is due to increased income before income taxes. For the year ending September 30, 2005, we expect to report an effective tax rate of approximately 41% of our income before income taxes and as such, we have apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment, however, actual income or taxes may differ.

Segment Results

We operate many of the administrative and support functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, overall corporate management, finance and legal services, general office support and space management. Additionally, we utilize a client development group that markets the entire spectrum of our services. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared costs. The costs of information services, human resources and the direct client activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results (in thousands)

Three Months Ended December 31, 2004 and 2003

	Three Months Ended December 31,		Increase/(Decrease)
	2004	2003	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$520,364	$355,083	$165,281	46.5%
Segment income	85,785	79,681	6,104	7.7%
Segment income as a percentage of segment net revenues	16.5%	22.4%

Consulting
Revenues before reimbursements (net revenues)	$190,035	$176,881	$13,154	7.4%
Segment income	26,045	22,433	3,612	16.1%
Segment income as a percentage of segment net revenues	13.7%	12.7%

Total Company (1)
Revenues before reimbursements (net revenues)	$710,399	$531,964	$178,435	33.5%
Reimbursements	14,889	18,725	(3,836)	(20.5)%

Total revenues	$725,288	$550,689	$174,599	31.7%

Segment income	$111,830	$102,114	$9,716	9.5%
Charges not recorded at the Segment level – Initial public offering restricted stock awards (2)	4,426	4,119	307	7.5%
Unallocated shared service costs	45,671	42,065	3,606	8.6%

Operating income	$61,733	$55,930	$5,803	10.4%

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results from the merger date of October 1, 2004.
(2)	Compensation expense of $4 million relates to the amortization of initial public offering restricted stock awards for both the three months ended December 31, 2004 and 2003.

As a result of our merger with Exult, we have prepared unaudited pro forma segment results for the three months ended December 31, 2003, as if the merger and consolidation of Exult had occurred on October 1, 2003. The unaudited pro forma segment results were prepared in conjunction with the unaudited pro forma combined income statement. We refer you to Note 4 to the consolidated financial statements for additional information on the pro forma results. In preparing the unaudited pro forma segment results for the three months ended December 31, 2003, the Exult pro forma results were included within the Outsourcing segment. Those results were adjusted to allocate the expenses from Exult cost centers that mirror our shared services as described above into the unallocated shared costs. The combined pro forma Hewitt and Exult costs of information services, human resources and the direct client delivery activities provided by Hewitt’s client development function were allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and combined pro forma headcount. This reallocation resulted in a shift in allocated shared costs from the Consulting segment to the Outsourcing segment, and is consistent with the allocation methodology used by Hewitt for the three months ended December 31, 2003 and for all subsequent periods. The following table presents our historical segment results for the three months ended December 31, 2004 compared with our unaudited pro forma segment results for the three months ended December 31, 2003.

	Three Months Ended December 31,		Increase/(Decrease)
	2004	2003	Amount	%
		(Pro forma)
Outsourcing
Revenues before reimbursements (net revenues)	$520,364	$464,966	$55,398	11.9%
Segment income	85,785	83,283	2,502	3.0%
Segment income as a percentage of segment net revenues	16.5%	17.9%

Consulting
Revenues before reimbursements (net revenues)	$190,035	$176,881	$13,154	7.4%
Segment income	26,045	22,988	3,057	13.3%
Segment income as a percentage of segment net revenues	13.7%	13.0%

Total Company
Revenues before reimbursements (net revenues)	$710,399	$641,847	$68,552	10.7%
Reimbursements	14,889	18,725	(3,836)	(20.5)%

Total revenues	$725,288	$660,572	$64,716	9.8%

Segment income	$111,830	$106,271	$5,559	5.2%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	4,426	4,119	307	7.5%
Unallocated shared service costs	45,671	45,578	93	0.2%

Operating income	$61,733	$56,574	$5,159	9.1%

Outsourcing

Outsourcing net revenues increased by 11.9% to $520 million in the quarter from $465 million in the pro forma comparable prior year period. The revenue growth was due, in part, to the addition of revenues from the 2004 acquisitions as well as modest gains from foreign currency translation. Excluding the favorable effects of the 2004 acquisitions of approximately $7 million and the net favorable effects of foreign currency translation of approximately $4 million, Outsourcing net revenues increased 9.6% in the quarter over the pro forma comparable prior year period. Outsourcing revenue growth was primarily due to new clients and the increase in services to existing clients in both our HR BPO business and benefits administration business.

Outsourcing segment income increased 3.0% to $86 million in the three months ended December 31, 2004, from $83 million in the pro forma comparable prior year period. Outsourcing segment income as a percentage of outsourcing net revenues decreased to 16.5% in the three months ended December 31, 2004, from 17.9% in the pro forma comparable prior year period. Excluding the amortization of the Exult merger retention restricted stock grants of approximately $3 million and the income from 2004 acquisitions of approximately $1 million, segment income as a percentage of outsourcing net revenues was 17.0% in the three months ended December 31, 2004. This decrease in margins is primarily due to delayed timing of new outsourcing agreements relative to anticipated levels and increases in outside vendor expenses. The decline was partially offset by the absence of loss reserve charges recorded in the pro forma prior year quarter for two initial HR BPO clients.

Consulting

Consulting net revenues for the quarter increased by 7.4% to $190 million from $177 million in the pro forma comparable prior year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $8 million and the favorable effect of the acquisition of the majority interest in our Puerto Rico operations of approximately $1 million. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting net revenues increased by 2.5% in the three months ended December 31, 2004, as compared to the pro forma prior year period. For the quarter, growth in retirement plan management consulting and increased demand for our more discretionary consulting services were offset by lower revenues in health benefit management consulting.

Consulting segment income increased to $26 million for the three months ended December 31, 2004 over the pro forma comparable prior year period, and as a percentage of Consulting net revenues increased to 13.7% from 13.0%, respectively. The increase in margin from the pro forma prior year period margin is primarily due to increases in our European region, driven by a combination of higher revenues and the absence of charges for the exit of a leased facility of approximately $3 million which was incurred in the three months ended December 31, 2003. This increase was offset by lower margins in our health management consulting business due to an unanticipated shift in the timing of these services.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, leases, credit facilities and term notes. Our change to a corporate structure in May 2002 and our initial public offering in June 2002 enhanced our ability to access public market financing to fund new investments and acquisitions, as well as to meet ongoing and future capital resource needs.

Summary of Cash Flows

(in thousands)

	Three Months Ended December 31,
	2004	2003
Cash provided by Operating activities	$50,730	$45,784
Cash provided by (used in) Investing activities	5,003	(16,554)
Cash provided by (used in) Financing activities	(32,775)	7,921
Effect of exchange rates on cash	2,818	575

Net increase in cash and cash equivalents	25,776	37,726
Cash and cash equivalents at beginning of period	129,481	67,785

Cash and cash equivalents at end of period	$155,257	$105,511

At September 30, 2004, we reclassified the auction rate municipal bonds that were included in cash and cash equivalents to investments. At December 31, 2003, our investments in the auction rate municipal bonds totaled $145 million. Cash and cash equivalents were $155 million and $106 million at December 31, 2004 and 2003, respectively. Cash and cash equivalents increased by $26 million or 19.9% in the three months ended December 31, 2004, and increased by $38 million or 55.7% in the three months ended December 31, 2003. Working capital, defined as current assets less current liabilities, was $558 million and $425 million at December 30, 2004 and September 30, 2004, respectively.

For the three months ended December 31, 2004 and 2003, cash provided by operating activities was $51 million and $46 million, respectively. The increase in cash provided by operating activities was primarily due to increased collections of receivables, of which approximately three quarters relates to heritage Hewitt, as well as increases in advanced billings levels in the current quarter, primarily offset by an increase in our performance-based compensation paid in fiscal 2005 for the 2004 fiscal year over the prior year payout and decreases in accrued expenses and accounts payable resulting from the timing of payments.

For the three months ended December 31, 2004 and 2003, cash provided by investing activities was $5 million and cash used in investing activities was $17 million, respectively. The increase in cash from investing activities was primarily due to an increase in net sales of short-term investments and cash received net of cash paid for transaction costs for the Exult merger. The Exult merger was settled by converting Exult common stock into 0.2 shares of our Class A common stock. These increases were offset by a slight increase in expenditures for property and equipment.

For the three months ended December 31, 2004 and 2003, cash used in financing activities was $34 million and cash provided by financing activities was $8 million, respectively. The decrease in cash from financing activities was primarily due to the repurchase of Class A shares under our Stock Repurchase Program and increased repayments of short term borrowings, offset by increased short term borrowings and increased proceeds from the exercise of stock options resulting from more options becoming vested. The increase quarter over quarter was also offset by reduced spending on capital lease obligations as we have decreased our leasing in favor of purchasing equipment.

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

Commitments

Significant ongoing commitments consist primarily of leases and debt. The following table shows the minimum future debt or non-cancelable rental payments required under existing debt agreements or lease agreements which have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004.

	Contractual Obligations Payments Due in Fiscal Year
	Total	2005	2006- 2007	2008- 2009	Thereafter
	(in millions)
Operating leases:
Related party	$428	$33	$67	$66	$262
Third party	353	59	92	59	143

	781	92	159	125	405

Capital leases:
Third party	130	12	19	20	79

	130	12	19	20	79

Debt:
Principal	265	32	45	28	160
Interest	55	13	21	15	6

	320	45	66	43	166

Purchase commitments	59	32	23	4	—

Other long-term liabilities	67	6	14	15	32

Total contractual obligations	$1,357	$187	$281	$207	$682

Purchase commitments consist of commitments for telecommunications usage, software licenses, consulting contracts and insurance coverage. Other long-term liabilities consist primarily of payments for pension plans, post retirement benefit plans, and other long-term liabilities.

Operating Leases

We have entered into related party operating leases with FORE Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Overlook Associates (an

equity method investment of FORE Holdings). As of December 31, 2004, all of the Company’s leases with FORE Holdings and its subsidiaries were classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by FORE Holdings and third party debt. This debt is not reflected on the Hewitt Associates’ balance sheet as the obligation represented by the debt is not an obligation of, nor guaranteed by, the Company. The future minimum aggregate lease payments on these leases totaled $428 million as of December 31, 2004.

We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of December 31, 2004, the minimum aggregate lease payments on these leases totaled $353 million.

Capital Leases

During the third quarter of fiscal 2002, we entered into two 15-year capital leases for office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term capital lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of December 31, 2004, the outstanding debt related to these leases was $82 million. Both leases provide for stepped rents over the lease term and options for renewal terms. One of the leases provides us with a right of first refusal on sale of the building and the other provides us with a right of first offer to purchase the building. One of the leases, totaling approximately $23 million at December 31, 2004, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments and at various interest rates ranging from 2.455% to 7.0%. At December 31, 2004, the outstanding balance on the equipment financing agreements was $3 million.

Debt

Variable Interest Rate Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements. We currently have two domestic unsecured line of credit facilities. The three-year facility provides for borrowings up to $75 million. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. We intend to extend the facility beyond its expiration date. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee is assessed at a rate of 0.125% per annum. At December 31, 2004, there was no outstanding balance on the facility. We acquired from our merger with Exult a domestic unsecured revolving line of credit facility which provides for borrowings up to $25 million expiring on July 31, 2005. Borrowings under the facility accrue interest at LIBOR plus 212.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At December 31, 2004, $9,152 was outstanding on the line of credit and was accruing interest at 4.45%.

Hewitt Bacon & Woodrow Ltd., (“HBW”) a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £5 million until expiration of the facility on July 31, 2005, at a current rate of 5.775%. As of December 31, 2004, there was no outstanding balance on the line of credit. On December 22, 2004, HBW entered into a £6 million term loan credit facility agreement. At December 31, 2004, HBW has drawn £6 million or approximately $12 million on the facility which is repayable in 24 quarterly installments and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.76% at December 31, 2004.

We have a contract with a lender to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is used by Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of December 31, 2004, there were no borrowings under this contract.

Fixed Interest Rate Debt

Unsecured Senior Term Notes

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $134 million as of December 31, 2004. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $9 million bears interest at 7.94% and is repayable in five annual installments which began in March 2003; $35 million bears interest at 8.08%, and is repayable in five annual installments beginning in March 2008; and $40 million bears interest at 7.45%, and is repayable in five annual installments which began in May 2004. The unsecured senior term notes include provisions for significant early payment penalties.

Convertible Senior Notes

As part of our merger with Exult, we acquired $110 million aggregate principal amount of its 2.50% Convertible Senior Notes due October 1, 2010. On October 29, 2004, we merged Exult with and into Hewitt and became the sole obligor of the notes. The notes rank equally with all of our existing and future senior unsecured debt and will be effectively subordinated to all liabilities of each of our subsidiaries. We recorded the notes at their estimated fair value of $102,300 at the merger date and are accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method.

The notes are convertible into shares of Hewitt Class A common stock at any time before the close of business on the date of their maturity, unless the notes have previously been redeemed or repurchased, if (1) the price of Hewitt’s Class A common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The initial conversion rate is 17.0068 shares of Hewitt Class A common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of approximately $58.80 per share. Based upon the current conversion price, the notes will be convertible into 1,870,748 shares of Hewitt Class A common stock.

On or after October 5, 2008, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the redemption date. Holders have the option, subject to certain conditions, to require Hewitt to repurchase any notes held by the holder on October 1, 2008 or upon a change in control at a price equal to 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the date of purchase.

Other Long-Term Obligation

We purchased certain current assets totaling approximately $11 million under a long-term arrangement which requires periodic payments through June 2009. The related asset value was established by computing the present value of the future payments using an interest rate appropriate at the inception of the transaction of 4.5%.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners, a violation of which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth of $237 million at December 31, 2004, to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At December 31, 2004, we were in compliance with the terms of our debt agreements.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments and acquisitions, including our ability to successfully integrate acquired companies.

•	In our outsourcing business, early contract terminations could cause our business to be less profitable than anticipated.

•	The demand for human resources business process outsourcing services may not grow at rates we anticipate.

•	The loss of a significantly large client or several clients could have a material adverse effect on our revenues.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations increase the costs of delivering our services or decrease the need for our services, our business may be negatively affected.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

•	We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means for delivering human resources services.

•	We rely on third parties to provide certain services and their failure to perform the service could do harm to our business.

•	Our profitability will suffer if we are not able to maintain our prices and control our costs, including staffing costs.

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	Insurance market conditions may reduce available coverage and result in increased premium costs and/or higher self retention of risks.

•	Our client contracts and vendor relationships may not yield the results we expect.

•	Our initial stockholders, many of whom are our employees, continue to hold a significant number of Hewitt shares and their interests may differ from those of our other stockholders.

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K and in our most recent Registration Statement on Form S-3 (File No. 333-119576) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, we may enter into foreign currency forward contracts in the future should business conditions require. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2004, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term investments and debt.

Our portfolio of cash and cash equivalents and short-term investments is designed for safety of principal and liquidity. We invest in the highest rated money market investments and debt securities and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At December 31, 2004, 100% of our unsecured senior term notes were at a fixed rate. At December 31, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of unsecured senior term notes of $1.6 million. At December 31, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our unsecured senior term notes of $1.6 million. At December 31, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our convertible senior notes of $2.3 million. At December 31, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our convertible senior notes of $2.2 million.

Our short-term debt with a variable rate consists of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5- to-72.5 basis points or the prime rate, at our option. As of December 31, 2004, there was no outstanding balance on this line of credit. We acquired from our merger with Exult a domestic unsecured revolving line of credit facility which provides for borrowings up to $25 million expiring on July 31, 2005. Borrowings under the facility accrue interest at LIBOR plus 212.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At December 31, 2004, $9,152 was outstanding on the line of credit. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings of up to £5 million until expiration of the facility on July 31, 2005, at a current rate of 5.775%. As of December 31, 2004, there was no outstanding balance on the line of credit. On December 22, 2004, HBW entered into a £6 million term loan credit facility agreement. At December 31, 2004, HBW has drawn £6 million or approximately $12 million repayable in 24 quarterly installments and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.76% at December 31, 2004.

Our foreign subsidiaries maintained debt with an effective interest rate of 13.62% during the three months ended December 31, 2004. A one percentage point increase would have increased our interest expense by approximately $0.01 million for the three months ended December 31, 2004. We also maintain a managed investment portfolio which consists primarily of fixed income securities such as commercial paper, corporate notes, asset-backed securities, U.S. treasuries and agencies and auction rate municipal bonds. Our portfolio earned interest at an average rate of 2.35% during the three months ended December 31, 2004. A one percentage point increase would have increased our interest income by approximately $0.92 million for the three months ended December 31, 2004. Therefore, the net effect of a one percentage point increase in interest rates would have been approximately $0.91 million (or net decrease in income from a one percentage point decrease in the rate) for the three months ended December 31, 2004.

Foreign exchange risk

For the three months ended December 31, 2004, revenues from U.S. operations as a percent of total revenues were 78.3%. Unrealized foreign currency translation gains were $31 million for the three months ended December 31, 2004, and were primarily due to the strengthening of the British pound sterling relative to the U.S. dollar over the prior year. We do not enter into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling and the Canadian dollar. Approximately 12% of our net revenues for the three months ended December 31, 2004 were from the United Kingdom. Approximately 3% of our net revenues for the three months ended December 31, 2004 were from Canada. Changes in these foreign exchange rates could have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three months ended December 31, 2004, would have impacted our pre-tax net operating income by approximately $0.01 million. A 10% change in the average exchange rate for the Canadian dollar would have impacted our pre-tax net operating income by approximately $0.17 million for the three months ended December 31, 2004.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 – October 31, 2004 Class A	1,037,000	$26.91	1,037,000	$122,092,691
November 1, 2004 – November 30, 2004 Class A	338,100	$28.41	338,100	$112,488,181
December 1, 2004 – December 31, 2004 Class A	297,700	$30.51	297,700	$103,404,837

Total Class A	1,672,800	$27.85	1,672,800	$103,404,837

(1)	On June 16, 2004, the Company announced that its Board of Directors authorized the Company to repurchase up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of the Company’s cash position and expected future cash flows. On February 4, 2005, the Company announced that its Board of Directors authorized the replacement of the remainder of the $150 million share repurchase program previously in place with a plan to repurchase up to $300 million of Hewitt’s Class A, Class B and Class C common shares, depending on market conditions and other customary factors, in the next twelve months.

ITEM 6. Exhibits

a.	Exhibits.

	4.1	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, Registration No. 333-119576).

	10.1	Amended and Restated Loan Agreement, between ReloAction and Union Bank of California, dated October 28, 2003.

	31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: February 8, 2005	By:	/s/ Dan A. DeCanniere
Dan A. DeCanniere
Chief Financial Officer
(principal financial and accounting officer)