Form 10-Q
period 2005-03-31
HEWITT ASSOCIATES INC
filed 2005-05-05
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at March 31, 2005
Class A Common Stock - $0.01 par value	51,312,945
Class B Common Stock - $0.01 par value	52,509,466
Class C Common Stock - $0.01 par value	4,307,764

108,130,175

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$80,263	$129,481
Short-term investments	54,040	183,205
Client receivables and unbilled work in process, less allowances of $21,823 and $21,732 at March 31, 2005 and September 30, 2004, respectively	549,556	522,882
Prepaid expenses and other current assets	89,889	50,546
Funds held for clients	39,056	14,693
Deferred income taxes, net	—	246

Total current assets	812,804	901,053

Non-Current Assets:
Deferred contract costs	188,814	162,602
Property and equipment, net	254,279	236,480
Capitalized software, net	97,862	84,969
Other intangible assets, net	279,940	107,322
Goodwill, net	668,996	285,743
Other assets, net	27,651	29,805

Total non-current assets	1,517,542	906,921

Total Assets	$2,330,346	$1,807,974

LIABILITIES

Current Liabilities:
Accounts payable	$42,443	$20,909
Accrued expenses	127,915	83,226
Funds held for clients	39,056	14,693
Advanced billings to clients	119,361	106,934
Accrued compensation and benefits	113,840	181,812
Deferred income taxes, net	11,770	—
Short-term debt and current portion of long-term debt	56,342	13,445
Current portion of capital lease obligations	4,873	5,373
Employee deferred compensation and accrued profit sharing	29,441	49,450

Total current liabilities	545,041	475,842

Long-Term Liabilities:
Deferred contract revenues	114,628	118,025
Debt, less current portion	221,599	121,253
Capital lease obligations, less current portion	78,501	79,982
Other long-term liabilities	102,415	83,063
Deferred income taxes, net	21,435	70,456

Total long-term liabilities	538,578	472,779

Total Liabilities	$1,083,619	$948,621

Commitments and Contingencies (Note 12)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(Dollars in thousands except share and per share amounts)

	March 31, 2005	September 30, 2004
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 64,588,784 and 32,480,669 shares issued, 51,312,945 and 31,954,151 shares outstanding, as of March 31, 2005 and September 30, 2004, respectively	$646	$325
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 52,509,466 and 61,707,114 shares issued and outstanding, as of March 31, 2005 and September 30, 2004, respectively	525	617
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,307,764 and 4,391,862 shares issued and outstanding as of March 31, 2005 and September 30, 2004, respectively	43	44
Restricted stock units, 143,766 and 118,363 units issued and outstanding, as of March 31, 2005 and September 30, 2004, respectively	2,890	2,166
Additional paid-in capital	1,305,921	633,934
Cost of common stock in treasury, 13,275,839 and 526,518 shares of Class A common stock as of March 31, 2005 and September 30, 2004, respectively	(382,434)	(13,414)
Retained earnings	255,617	194,430
Unearned compensation	(30,955)	(27,799)
Accumulated other comprehensive income	94,474	69,050

Total stockholders’ equity	1,246,727	859,353

Total Liabilities and Stockholders’ Equity	$2,330,346	$1,807,974

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005(1)	2004	2005(1)	2004
Revenues:
Revenues before reimbursements (net revenues)	$697,086	$546,335	$1,407,484	$1,078,299
Reimbursements	15,494	13,145	30,384	31,870

Total revenues	712,580	559,480	1,437,868	1,110,169

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	405,809	347,806	826,154	688,010
Initial public offering restricted stock awards	4,165	4,561	8,591	8,680
Reimbursable expenses	15,494	13,145	30,384	31,870
Other operating expenses	193,599	110,782	379,242	215,509
Selling, general and administrative expenses	44,679	27,720	82,930	54,705

Total operating expenses	663,746	504,014	1,327,301	998,774

Operating income	48,834	55,466	110,567	111,395
Other expenses, net:
Interest expense	(6,167)	(4,964)	(11,626)	(9,800)
Interest income	2,495	720	4,784	1,049
Other income (expense), net	888	554	(7)	(1,317)

	(2,784)	(3,690)	(6,849)	(10,068)

Income before income taxes	46,050	51,776	103,718	101,327

Provision for income taxes	18,887	21,356	42,531	41,544

Net income	$27,163	$30,420	$61,187	$59,783

Earnings per share:
Basic	$0.24	$0.32	$0.53	$0.62
Diluted	$0.23	$0.31	$0.52	$0.61

Weighted average shares:
Basic	114,850,491	95,871,216	116,230,426	95,833,724
Diluted	117,156,938	98,329,673	118,392,947	97,937,705

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s results from the closing date of October 1, 2004.

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$61,187	$59,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,628	38,256
Amortization	31,728	21,465
Amortization of premiums and discounts on available-for-sale securities	286	—
Impairment of customer relationship intangible assets	9,569	—
Initial public offering restricted stock awards	7,606	7,477
Restricted stock awards	5,747	—
Director stock remuneration	304	140
Deferred income taxes	25,337	(450)
Realized losses on short-term investments, net	236	—
Changes in operating assets and liabilities, net of effect of acquisition:
Client receivables and unbilled work in process	63,534	11,944
Prepaid expenses and other current assets	4,659	(1,705)
Funds held for clients	276	(12,773)
Deferred contract costs	(25,842)	(7,228)
Accounts payable	(1,167)	(989)
Accrued compensation and benefits	(84,350)	(26,937)
Accrued expenses	(19,355)	8,865
Funds held for clients liability	(276)	12,773
Advanced billings to clients	6,695	3,091
Deferred contract revenues	(3,661)	621
Employee deferred compensation and accrued profit sharing	(20,138)	(19,993)
Other long-term liabilities	4,321	(1,036)

Net cash provided by operating activities	109,324	93,304

Cash flows from investing activities:
Purchases of short-term investments	(180,442)	(324,825)
Proceeds from sales of short-term investments	419,252	300,645
Additions to property and equipment	(41,979)	(29,529)
Cash received from acquisitions, net of cash paid for transaction costs	4,683	(437)
Increase in other assets	(25,846)	(14,988)

Net cash provided by (used in) investing activities	175,668	(69,134)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,187	2,240
Short-term borrowings	63,593	14,619
Repayments of short-term borrowings	(27,754)	(18,655)
Repayments of long-term debt	(3,000)	(3,000)
Repayments of capital lease obligations	(2,895)	(4,456)
Purchase of Class A common shares into treasury	(369,020)	(70)

Net cash used in financing activities	(335,889)	(9,322)

Effect of exchange rate changes on cash and cash equivalents	1,679	1,115

Net increase (decrease) in cash and cash equivalents	(49,218)	15,963

Cash and cash equivalents, beginning of period	129,481	67,785

Cash and cash equivalents, end of period	$80,263	$83,748

Supplementary disclosure of cash paid during the period:
Interest paid	$10,813	$9,837
Income taxes paid	$28,126	$37,533

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. The Company’s outsourcing contracts typically have three- to five-year terms for benefits services and seven- to ten-year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prior to scheduled termination, both the remaining deferred implementation revenues and related costs are recognized through the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically recognized on a monthly basis, typically based on the number of plan participants, employees or services and often with a minimum monthly fee. Ongoing service fees from fixed price contracts are recognized on a straight-line basis. Services provided outside the scope of our outsourcing contracts are recognized on a time-and-material or fixed fee basis.

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

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts for multiple services primarily in its Outsourcing segment. In some of these contracts, the stand-alone deliverables, which may include outsourcing core services such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, stand-alone ancillary services, such as Your Total Rewards, or other consulting services, are sufficiently separable and there exists sufficient evidence of their fair values to separately account for all of the stand-alone deliverables using their relative fair value. In these contracts, the outsourcing services are recognized as revenue over the ongoing service period. Revenues for consulting services provided in connection with these outsourcing engagements are recognized at the time services are provided. In all other contracts with multiple services, all fees received for services provided in connection with outsourcing engagements are recognized as revenue over the ongoing service period under the contract.

Revenues earned in excess of billings are recorded as unbilled work in process. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

The Company considers the criteria established by EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the services, changes the delivered product, performs part of the service delivered, has discretion on vendor selection, or bears credit risk. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, up-front implementation efforts may be required to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. The direct implementation or “set up” costs and any up-front set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period from the initiation of ongoing services through the end of the contract term. Such costs may include costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. Implementation fees may be received either up front or over the ongoing services period in the fee per participant. By deferring the up-front set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs. Additionally, at March 31, 2005 and September 30, 2004, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

Funds Held for Clients

A small portion of the Company’s outsourcing agreements requires the Company to hold client funds. The increase in the funds held for clients at March 31, 2005 from September 30, 2004 is primarily due to the Company’s merger with Exult, Inc. (Note 5) and the timing of when client obligations become due relative to the receipt of client funds.

There is usually a short period of time between when we receive funds and when we pay obligations on behalf of clients. Any difference, however, may result in a significant level of funds held for clients, particularly, at the end of the month.

Performance-Based Compensation

The Company’s compensation program includes a performance-based component that is determined by management subject to annual review by the Compensation and Leadership Committee of the Board of Directors. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after the Company’s annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on quarterly and annual results as compared to internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

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

For purposes of pro forma disclosures, applying the Black Scholes valuation method, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income:
As reported	$27,163	$30,420	$61,187	$59,783
Reported stock-based compensation expense, net of tax	4,080	2,691	8,695	5,121
Pro forma stock-based compensation expense, net of tax	(7,497)	(4,809)	(15,611)	(9,391)

Pro forma net income	$23,746	$28,302	$54,271	$55,513

Net income per share – basic:
As reported	$0.24	$0.32	$0.53	$0.62

Pro forma	$0.21	$0.30	$0.47	$0.58

Net income per share – diluted:
As reported	$0.23	$0.31	$0.52	$0.61

Pro forma	$0.20	$0.29	$0.46	$0.57

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method. The SEC recently extended the effective date of SFAS No. 123(R), such that the Company would begin to apply the Statement on October 1, 2005, the beginning of the Company’s 2006 fiscal year. The Company is currently evaluating the requirements and impact of SFAS No. 123(R) on its consolidated results of operations and financial position.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) became effective. The AJCA provides a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The AJCA applies to repatriated foreign earnings in either the Company’s fiscal year ending September 30, 2005 or the Company’s fiscal year ending September 30, 2006.

In December 2004, the FASB issued FASB Statement of Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 is effective immediately, however, the Company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The Company plans to repatriate $3,000 in dividends, which will result in an estimated additional $200 tax liability in the quarter ended June 30, 2005.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company. With the merger with Exult, Inc. and the assumed obligation of $102,300 of their convertible senior notes on October 1, 2004, the Company’s earnings per share computations include the convertible notes to the extent that the notes are determined to be dilutive. See Note 4 for additional information on earnings per shares and Note 5 for additional information on the merger with Exult, Inc.

3.	Tender Offer

On June 16, 2004, the Company announced that its Board of Directors authorized the Company to repurchase up to an aggregate amount of $150,000 of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of the Company’s cash position and expected future cash flows. Through February 4, 2005, the Company had repurchased 2,393,450 shares of its Class A common stock under this authorization for $68,234 at an average price per share of $28.51.

On February 4, 2005, the Company announced that its Board of Directors authorized the replacement of the $150,000 share repurchase program with a plan to repurchase up to $300,000 of Hewitt’s Class A, Class B and Class C common shares, in the next twelve months depending on market conditions and other customary factors.

On February 11, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of its Class A, Class B and Class C common stock through a modified “Dutch Auction” tender offer including the right to purchase additional shares for a total repurchase of up to $300,000. The tender offer expired on March 16, 2005 and the Company repurchased 6,662,954 Class A shares and 3,681,872 Class B shares, or 10,344,826 shares in total, at a purchase price of $29.00 per share. Upon repurchase, the Class B shares were converted into Class A shares. The aggregate amount paid for the shares was $300,000. The Company also incurred approximately $526 of estimated tender-related professional expenses. A total of $300,526 was recorded as treasury stock, at cost.

4.	Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Treasury stock is not considered outstanding for either basic or diluted EPS as weighted from the date the shares were placed into treasury. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards and stock issued upon exercise of stock options and warrants are considered outstanding. For diluted EPS, a portion of unvested restricted stock awards, unexercised stock options and warrants and outstanding convertible debt securities that are “in-the-money” are also considered in the calculation under the treasury share method. Restricted stock awards vest 25 percent on each anniversary of the grant date and are not considered outstanding in basic earnings per share until the vesting date.

Each share of the Company’s Class B and Class C common stock is convertible into Class A common stock subject to certain restrictions and has been included in both basic and diluted outstanding shares.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income as reported	$27,163	$30,420	$61,187	$59,783

Weighted-average number of shares of common stock for basic	114,850,491	95,871,216	116,230,426	95,833,724

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	939,181	933,591	852,813	814,827
Unexercised in-the-money stock options	1,367,266	1,524,866	1,309,708	1,289,154

Weighted-average number of shares of common stock for diluted	117,156,938	98,329,673	118,392,947	97,937,705

Earnings per share—basic	$0.24	$0.32	$0.53	$0.62

Earnings per share—diluted	$0.23	$0.31	$0.52	$0.61

Debt securities convertible into 1,870,748 weighted-average shares of Class A common stock were outstanding in the three and six months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive, as the effect of the assumed discontinuation of interest expense would be greater than the addition of assumed converted shares. Warrants to purchase 200,000 weighted-average shares of Class A common stock were outstanding in the three and six months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the conversion price of the warrants was greater than the average market price of the Class A common stock. The Company did not have any convertible debt securities or warrants in the comparable prior-year periods. Stock options to purchase 55,357 and 56,477 weighted-average shares of Class A common stock were outstanding in the three months ended, and 55,797 and 52,782 weighted-average shares were outstanding in the six months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Class A common stock.

5.	Exult Merger

On June 15, 2004, the Company entered into an Agreement and Plan of Merger with Exult, Inc. (“Exult”), a leading provider of HR business process outsourcing. On October 1, 2004, after obtaining regulatory and stockholder approvals, the merger was completed. A wholly owned subsidiary of the Company, Eagle Merger Corp., was merged with and into Exult, and Exult became the surviving corporation and a wholly owned subsidiary of the Company. Under the Agreement, each share of Exult common stock outstanding immediately prior to the effective time of the merger was converted into 0.2 shares of Hewitt Class A common stock. The purchase price of $684,969 consisted of the issuance of 22,159,921 shares of Hewitt Class A common stock valued at $653,939, the settlement payment for the cancellation of all Exult unexercised stock options of $23,545, transaction costs of $6,512, and the estimated fair value of the assumed Exult stock warrants of $973. The fair value of the shares of Hewitt Class A common stock of $29.51 was based upon the average of the closing prices of the Company’s Class A common stock for the period commencing two trading days before, and ending two trading days after, June 16, 2004, the date of the announcement of the merger. The Company estimated the fair value of the assumed warrants by utilizing the Black-Scholes method.

The merger has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Exult at the date of merger are recorded at their respective fair values as of the merger date in the consolidated financial statements. The preliminary allocation of the purchase price resulted in the allocation of $367,465 to goodwill, all of which was assigned to the Outsourcing segment. No portion of this goodwill is expected to be deductible for tax purposes. The combined results of operations from the merger are included in the consolidated financial statements within the Outsourcing segment from October 1, 2004, the date of the merger.

As of the merger date, the Company determined the following estimated fair values for the assets purchased and liabilities assumed. The determination of estimated fair value requires management to make significant estimates and assumptions. The Company engaged an independent third party to assist in the valuation of assets. Although the Company does not anticipate any significant adjustments, to the extent that the estimates used in the purchase accounting need to be refined, the Company will do so upon making that determination but not later than one year from the date of merger.

	October 1, 2004
Total purchase price		$684,969

Less net assets acquired:
Cash and cash equivalents	$31,585
Short-term investments	110,412
Client receivables and unbilled revenues	80,137
Prepaid expenses and other current assets	47,003
Property and equipment	14,355
Contractual customer relationships (10-15 year estimated lives)	140,490
Core technology (10 year estimated life)	47,000
Purchased software (3-5 year estimated lives)	7,210
Tradenames (10 year estimated life)	2,000
Deferred tax assets, net	62,336
Convertible senior notes	(102,300)
Accounts payable and accrued expenses	(120,268)
Other assets and liabilities, net	(2,456)

		317,504

Preliminary allocation of goodwill resulting from merger		$367,465

In connection with the merger, the Company formulated facility exit and severance strategies. The Company estimated $13,721 of liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. These strategies are not yet finalized and the Company may take further action such as additional or different workforce reductions, relocations or facility exit strategies. The Company expects the strategies and planned related actions to be finalized by the end of fiscal 2005, and when taken, to result in adjustments to goodwill.

Facility Exit Costs and Severance Costs
Balance October 1, 2004	$13,721
Cash payments	(2,351)

Balance December 31, 2004	11,370
Cash payments	(1,002)
Adjustments to the estimate (1)	788
Other (2)	292

Balance March 31, 2005	$11,448

(1)	Changes in the estimated Facility Exit Costs accrual resulted from the inclusion of additional facility exit costs, primarily related to revised rent expense estimates.

(2)	Other represents foreign currency translation and imputed interest.

As part of the merger, the Company assumed $110,000 of Exult’s 2.5% convertible senior notes, due on October 1, 2010, which may be converted to 1,870,748 shares of Hewitt Class A common stock at the current conversion price. In connection with the merger, the Company granted 692,139 shares of Class A unvested restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share). This amount was recorded as unearned compensation and is being expensed ratably through the vesting date of June 27, 2006.

The following unaudited pro forma combined income statements with explanatory notes present illustrative combined unaudited statements of operations of Hewitt and Exult for the three and six months ended March 31, 2004, giving effect to the merger as if it had been completed on October 1, 2003, the beginning of Hewitt’s 2004 fiscal year. The unaudited pro forma income statements have been derived from and should be read in conjunction with the historical consolidated financial statements and the related notes of both Hewitt and Exult. The unaudited pro forma combined financial information shows the impact of the merger with Exult on Hewitt’s historical results of operations applying the purchase method of accounting. Under this method of accounting, the results of operations of Hewitt and Exult were combined from the merger date forward.

The unaudited pro forma combined income statements are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the merger actually taken place as of the date specified, or that may be expected to occur in the future. They do not assume any benefits from cost savings or synergies and they do not reflect any integration costs that the combined company realized or incurred after the merger. The unaudited pro forma combined income statements do reflect the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue based upon delivery of services. Hewitt’s ongoing service revenues are typically billed and recognized on a monthly basis as services are rendered. Exult’s policy was to recognize revenue for long-term, multi-deliverable process management contracts for each reporting period based on the proportion of contract costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. For a more detailed description of Hewitt’s and Exult’s revenue recognition policies, please refer to the historical consolidated financial statements and the related notes of Hewitt and Exult.

Pro Forma Combined Income Statement

(unaudited)

	Three Months Ended March 31, 2004
(in thousands except share and per share data)	Hewitt	Exult	Exult Reclassifications	Pro Forma Adjustments		Hewitt/Exult Pro Forma Combined
Revenues:
Revenues before reimbursements (net revenues)	$546,335	$97,794	$—	$9,295	(A)	$651,725
				(3,237	)(B)
				1,538	(C)
Reimbursements	13,145	—	—	—		13,145

Total revenues	559,480	97,794	—	7,596		664,870

Operating Expenses:
Cost of revenues	—	106,254	(106,254)	—		—
Compensation and related expenses, excluding initial public offering restricted stock awards	347,806	—	41,873	(309	)(D)	389,552
				182	(D)
Initial public offering restricted stock awards	4,561	—	—	—		4,561
Reimbursable expenses	13,145	—	—	—		13,145
Other operating expenses	110,782	—	66,928	(3,237	)(B)	172,217
				(3,257	)(C)
				2,238	(C)
				(2,830	)(E)
				1,593	(E)

Selling, general and administrative expenses	27,720	9,390	(2,476)	(14	)(C)	37,618
				2,998	(C)

Total operating expenses	504,014	115,644	71	(2,636)		617,093

Operating income (loss)	55,466	(17,850)	(71)	10,232		47,777

Other expense, net	(3,690)	(361)	71	(111	)(F)	(4,242)
				835	(G)
				(986	)(G)

Loss from continuing operations before income taxes		(18,211)
Income before income taxes	51,776		—	9,970		43,535

Provision for income taxes	21,356	118	—	(3,625	)(H)	17,849

Loss from continuing operations		$(18,329)

Net income	$30,420		$—	$13,595		$25,686

Earnings per share:
Basic	$0.32					$0.22
Diluted	$0.31					$0.21

Weighted average shares:
Basic	95,871,216			22,092,826	(I)	117,964,042
Diluted	98,329,673			22,327,527	(I)	120,657,200

Certain amounts in the historical consolidated income statements of Exult have been reclassified to conform to Hewitt’s current presentation. These are labeled as Exult Reclassifications in the unaudited pro forma combined income statements. Discontinued operations reported in Exult’s historical consolidated statements of income have been excluded.

Pro Forma Combined Income Statement

(unaudited)

	Six Months Ended March 31, 2004
(in thousands except share and per share data)	Hewitt	Exult	Exult Reclassifications	Pro Forma Adjustments		Hewitt/Exult Pro Forma Combined
Revenues:
Revenues before reimbursements (net revenues)	$1,078,299	$215,740	$—	$3,397	(A)	$1,293,572
				(6,949	)(B)
				3,085	(C)
Reimbursements	31,870	—	—	—		31,870

Total revenues	1,110,169	215,740	—	(467)		1,325,442

Operating Expenses:
Cost of revenues	—	210,436	(210,436)	—		—
Compensation and related expenses, excluding initial public offering restricted stock awards	688,010	—	81,789	(579	)(D)	769,506
				286	(D)
Initial public offering restricted stock awards	8,680	—	—	—		8,680
Reimbursable expenses	31,870	—	—	—		31,870
Other operating expenses	215,509	—	132,890	(6,949	)(B)	337,594
				(6,221	)(C)
				4,476	(C)
				(5,947	)(E)
				3,836	(E)
Selling, general and administrative expenses	54,705	16,761	(3,994)	(26	)(C)	73,442
				5,996	(C)

Total operating expenses	998,774	227,197	249	(5,128)		1,221,092

Operating income (loss)	111,395	(11,457)	(249)	4,661		104,350

Other expense, net	(10,068)	(772)	249	(222	)(F)	(11,112)
				1,677	(G)
				(1,976	)(G)

Loss from continuing operations before income taxes		(12,229)
Income before income taxes	101,327		—	4,140		93,238

Provision for income taxes	41,544	118	—	(3,435	)(H)	38,227

Loss from continuing operations		$(12,347)

Net income	$59,783		$—	$7,575		$55,011

Earnings per share:
Basic	$0.62					$0.47
Diluted	$0.61					$0.46

Weighted average shares:
Basic	95,833,724			22,092,826	(I)	117,926,550
Diluted	97,937,705			22,325,234	(I)	120,262,939

Certain amounts in the historical consolidated income statements of Exult have been reclassified to conform to Hewitt’s current presentation. These are labeled as Exult Reclassifications in the unaudited pro forma combined income statements. Discontinued operations reported in Exult’s historical consolidated statements of income have been excluded.

The unaudited pro forma income statements presented do not indicate the combined results of operations that might have occurred had the pro forma adjustments actually taken place as of the dates specified, nor are they indicative of the results of operations in future periods of the combined company.

Pro Forma Adjustments

The pro forma adjustments reflected in the unaudited pro forma combined income statements are as follows:

(A)	This adjustment reflects the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue based upon delivery of services. Hewitt’s ongoing service revenues are typically recognized on a monthly basis as services are rendered. Exult’s policy was to recognize revenue for long-term multi-deliverable process management contracts for each reporting period based on the proportion of costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. The effect of this adjustment is to increase net revenues by $9,295 and $3,397 for the three and six months ended March 31, 2004, respectively. (This entry also has the effect of removing the $23.9 million Bank of America termination adjustment that Exult recorded in their quarter ended March 31, 2004.)

(B)	These adjustments reflect the elimination of Hewitt services sold to Exult. All significant intercompany balances and transactions have been eliminated from the unaudited pro forma combined income statements.

(C)	These adjustments reflect the write off of Exult’s historical amortization of intangible assets and record the amortization of intangible assets (other than goodwill) resulting from the merger. The impact of these adjustments is to increase amortization expense as follows:

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Historical amortization expense	$4,809	$9,332
Pro forma amortization expense	(5,236)	(10,472)

Increase in amortization expense	$(427)	$(1,140)

The reversal of amortization of certain intangible assets which were recorded by Exult as a reduction of revenue over the applicable contract term resulted in a net increase to net revenues of $1,538 and $3,085 for the three and six months ended March 31, 2004, respectively.

(D)	This adjustment eliminates the amortization of unearned compensation on Exult’s heritage restricted stock awards. In connection with the merger, the majority of Exult’s heritage restricted stock was converted into Hewitt Class A common stock, keeping the original restrictions and vesting periods. As a result, the adjustment also records the amortization of the unearned compensation of the converted restricted stock.

(E)	These adjustments reflect the write off of Exult’s historical depreciation of property and equipment and record the depreciation of property and equipment acquired in the merger based on their estimated fair values and useful lives. The impact of these adjustments is to decrease depreciation expense as follows:

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Historical depreciation expense	$2,830	$5,947
Pro forma depreciation expense	(1,593)	(3,836)

Decrease in depreciation expense	$1,237	$2,111

(F)	This adjustment reduces interest income as a result of the cash payments of $29,545 pertaining to the settlement of Exult’s employee stock options for $23,545 and incentive bonuses of $6,000 for the portion of the 2004 bonus period ending September 30, 2004. Had the cash payment occurred as of October 1, 2003 for the unaudited pro forma income statements, interest income on cash and cash equivalents would have been lower by $111 and $222 for the three and six months ended March 31, 2004, respectively.

(G)	These adjustments record the interest expense on long-term debt instruments and capital lease obligations based upon the fair value of those instruments and obligations at the date of merger. The impact of the adjustments was to increase interest expense by $151 and $299 for the three and six months ended March 31, 2004, respectively.

(H)	This adjustment reflects the anticipated income tax expense, which was redetermined based on the combined income of Exult and Hewitt. The adjusted effective tax rate is 41% for both the pro forma three and six months ended March 31, 2004. Actual effective tax rates may differ from the pro forma rates reflected in these unaudited pro forma combined income statements and will ultimately depend on several variables, including the mix of earnings between domestic and international operations (including the amount of any foreign losses for which a valuation allowance is recorded), and the overall level of earnings.

(I)	For the three and six months ended March 31, 2004, the weighted average shares were calculated using the historical weighted average shares outstanding of Hewitt and the actual number of Hewitt shares issued for the merger at October 1, 2004. Earnings per share data have been computed based on the combined historical net income of Hewitt, income from continuing operations for Exult and the impact of pro forma purchase accounting adjustments.

6.	Short-Term Investments

Short-term investments are comprised of available-for-sale securities at March 31, 2005 and September 30, 2004, and consist of the following:

	March 31, 2005		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments (1):
Corporate notes	$10,838	$10,772	$—	$—
Asset-backed securities	20,764	20,677	—	—
U.S. Treasuries and Agencies	22,682	22,591	—	—
Auction rate municipal bonds	—	—	183,205	183,205

Short-term investments	$54,284	$54,040	$183,205	$183,205

(1)	Prior to the October 1, 2004 merger with Exult, the Company’s short-term investments consisted of auction rate municipal bonds. The Company’s investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates which typically reset every 28 to 35 days. As a result, prior to October 1, 2004, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its available-for-sale securities. All income generated from the auction rate municipal bonds is recorded as interest income.

As of March 31, 2005, there were gross unrealized holding gains of $2 and gross unrealized holding losses of $246 from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at March 31, 2005 and September 30, 2004 consist of the following:

	March 31, 2005		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments:
Due in less than one year	$27,056	$26,958	$4,855	$4,855
Due after one year through five years	17,077	16,931	—	—
Due after five years through ten years	—	—	9,500	9,500
Due after ten years	10,151	10,151	168,850	168,850

Short-term investments	$54,284	$54,040	$183,205	$183,205

7.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at March 31, 2005 and September 30, 2004, consist of the following:

	March 31, 2005	September 30, 2004
Client receivables	$348,936	$339,306
Unbilled work in process	200,620	183,576

	$549,556	$522,882

As of March 31, 2005 and September 30, 2004, $13,541 and $18,003, respectively, of long-term unbilled work in process are classified within Other Assets, net.

8.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the six months ended March 31, 2005 and 2004, no goodwill impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the six months ended March 31, 2005:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2004	$40,655	$245,088	$285,743
Additions and other adjustments	367,465	18	367,483
Effect of changes in foreign exchange rates	6,157	9,613	15,770

Balance at March 31, 2005	$414,277	$254,719	$668,996

Goodwill additions during the six months ended March 31, 2005 resulted from the Company’s merger with Exult (see Note 5).

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. During the three months ended March 31, 2005, in connection with the termination of two Outsourcing client contracts, the Company evaluated contract profitability and performed a review of the customer relationship intangible assets for impairment. The Company recognized $9,569 of impairment expense related to the customer relationship intangible assets. The fair values of the customer relationship intangible assets were estimated by discounting the remaining cash flows related to each customer’s contract and were compared to the carrying values of the intangible assets to determine the impairment charge. The impairment charge was recorded in the Outsourcing segment results and shown within selling, general and administrative expenses on the Company’s statement of operations.

The following is a summary of intangible assets at March 31, 2005 and September 30, 2004:

	March 31, 2005			September 30, 2004
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$276,573	$178,711	$97,862	$242,128	$157,159	$84,969
Trademarks and tradenames	14,982	7,501	7,481	12,478	5,821	6,657
Core technology	47,000	2,350	44,650	—	—	—
Customer relationships	255,234	27,425	227,809	109,422	8,757	100,665

Total	$593,789	$215,987	$377,802	$364,028	$171,737	$192,291

The increases in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships are primarily the result of the Exult merger and the impact of foreign currency exchange rates. The increase in customer relationships is partially offset by impairment charges of $9,569.

Amortization expense related to definite-lived intangible assets for the three and six months ended March 31, 2005 and 2004, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Capitalized software	$9,528	$8,756	$19,158	$17,563
Trademarks and tradenames	726	716	1,443	1,316
Core technology	1,175	—	2,350	—
Customer relationships	4,521	1,366	8,777	2,586

Total	$15,950	$10,838	$31,728	$21,465

9.	Related Party Transactions

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of the Company, is providing certain support services to FORE Holdings LLC, formerly known as Hewitt Holdings LLC, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement totaled $36 for the six months ended March 31, 2005 and $69 for the comparable prior-year period. All such fees have been paid by FORE Holdings through March 31, 2005.

The Company has been advised that FORE Holdings is in the process of selling the majority of the properties it owns to a third party. The sale is expected to close in May 2005. Upon closing of the sale, Hewitt Associates LLC will enter into amended lease agreements. Under the amended leases, rent and lease terms remain the same. Hewitt Associates LLC has agreed to two debt covenants (minimum net worth and leverage ratio) which already exist on the Company’s unsecured senior term notes and Hewitt Associates LLC will also waive a purchase option right with respect to the properties being sold and one other property. In exchange for the amended terms, Hewitt Associates will receive $3,000 in consideration at closing from FORE Holdings. The $3,000 will reduce the Company’s rent expense related to the properties over the remaining lease terms which run through March 2020.

10.	Pension and Postretirement Benefit Plans

The Company has defined benefit pension plans to provide benefits to eligible employees outside of North America. It is the Company’s policy to fund these plans in accordance with local practice and legislation. The Company also provides health benefits for retired employees and certain dependents when they become eligible for these benefits by satisfying plan provisions, which include certain age and service requirements. The health benefit plans covering substantially all U.S. and Canadian employees are contributory, with contributions reviewed annually and adjusted as appropriate.

The components of net periodic benefit costs for the three and six months ended March 31, 2005 and 2004, included:

	Pension Benefits				Health Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$2,716	$2,187	$5,151	$4,232	$317	$295	$634	$590
Interest cost	2,006	1,777	3,911	3,444	192	173	384	346
Expected return on plan assets	(1,747)	(1,558)	(3,477)	(3,022)	—	—	—	—
Amortization of:
Unrecognized prior service cost	—	—	—	—	9	45	18	90
Unrecognized loss	45	92	90	177	50	29	100	58
Transition obligation	—	—	—	—	32	8	64	16

Net periodic benefit cost	$3,020	$2,498	$5,675	$4,831	$600	$550	$1,200	$1,100

As of March 31, 2005, contributions of $4,925 were made to the pension plans in fiscal 2005, and contributions of $150 were made to the health benefit plans in fiscal 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent of Medicare Part D.

In accordance with the FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and revised guidance released in January 2005, the Company evaluated its plan and determined this quarter that the plan is the actuarial equivalent of a benefit under Medicare Part D. The adoption of FSP 106-2 has not had a material effect on the financial condition or results of operations of the Company. The financial statements and the notes to the financial statements do not include the effect of the Act on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

11.	Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of March 31, 2005, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of March 31, 2005, there were 7,866,597 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and recognized as unearned compensation within stockholders’ equity. The Company has been recognizing the awards as compensation expense over the six-month and four-year vesting periods. For the three and six months ended March 31, 2005, compensation expense for the initial public offering restricted stock awards was $4,165 and $8,591, respectively, including the award compensation expense and applicable payroll taxes for the respective periods. For the three and six months ended March 31, 2004, compensation expense for the initial public offering restricted stock awards was $4,561 and $8,680, respectively, including the award compensation expense and applicable payroll taxes for the respective periods.

In connection with the Company’s merger with Exult, the Company granted 692,139 shares of Class A restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share) and vest ratably through June 27, 2006.

Stock Options and Warrants

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest in equal annual installments over a period of four years. As of March 31, 2005, the Company had 10,841,429 options outstanding with a weighted average exercise price of $23.72.

As part of the Company’s merger with Exult (see Note 5), the Company assumed an obligation under a fully vested warrant to purchase up to 200,000 shares of the Company’s Class A common stock. The warrant expires in April 2008 and may not be exercised prior to April 2005. The warrant may only be exercised in its entirety, must be exercised in a single transaction and must be exercised on a cashless, net issuance basis. The exercise price is derived from a formula with a minimum exercise price of $37.75 per share.

12.	Legal Proceedings

The Company is subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending matter to have a material adverse effect on the business, financial condition or results of operations of the Company.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers factors such as probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

13.	Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$27,163	$30,420	$61,187	$59,783
Other comprehensive income:
Foreign currency translation adjustments	(5,258)	10,921	25,668	36,200
Unrealized gains (losses) on investments	15	—	(244)	—

Total comprehensive income	$21,920	$41,341	$86,611	$95,983

The change in the foreign currency translation during the three and six months ended March 31, 2005, as compared to the three and six months ended March 31, 2004, was primarily due to changes in the value of the British pound sterling relative to the U.S. dollar.

14.	Segment Data

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

The tables below present information about the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Outsourcing (1)
Revenues before reimbursements (net revenues)	$494,306	$350,991	$1,014,669	$706,074
Segment income (2)	48,230	69,904	134,015	149,585

Consulting
Revenues before reimbursements (net revenues)	$202,780	$195,344	$392,815	$372,225
Segment income (2)	47,038	36,195	73,083	58,628

Total Company (1)
Revenues before reimbursements (net revenues)	$697,086	$546,335	$1,407,484	$1,078,299
Reimbursements	15,494	13,145	30,384	31,870

Total revenues	$712,580	$559,480	$1,437,868	$1,110,169

Segment income (2)	$95,268	$106,099	$207,098	$208,213
Charges not recorded at the Segment level – Initial public offering restricted stock awards	4,165	4,561	8,591	8,680
Unallocated shared service costs (2)	42,269	46,072	87,940	88,138

Operating income (2)	$48,834	$55,466	$110,567	$111,395

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results from the merger date of October 1, 2004.

(2)	As compared to fiscal 2004, lower provisions for incentive compensation increased Total Company operating income by $34,622 and $36,038 during the three and six months ended March 31, 2005. By segment, Outsourcing segment income increased by $9,904 and $9,124 in the three and six months ended March 31, 2005, respectively, Consulting segment income increased by $14,373 and $14,598 for the three and six months ended March 31, 2005, respectively. Lower incentive compensation expense reduced unallocated shared service costs by $10,346 and $12,316 in the three and six months ended March 31, 2005, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use the term “Heritage” to refer to the stand-alone operations of Hewitt Associates, Inc. or Exult, Inc. prior to their combination on October 1, 2004.

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

Due to integration efforts related to our merger with Exult, Inc. (“Exult”) and our strategy to combine functions and core processes, stand-alone results for that business subsequent to the merger date are not meaningful and are not available. For a comparative discussion of our results including Exult, we have included the prior year pro forma combined results of the Company and Exult for comparison with our current year results.

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

Recent Developments

Tender Offer

On June 16, 2004, we announced that our Board of Directors authorized us to repurchase up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of our cash position and expected future cash flows. Through February 4, 2005, we have repurchased 2,393,450 shares of its Class A common stock under this authorization for $68,234 at an average price per share of $28.51.

On February 4, 2005, we announced that our Board of Directors authorized the replacement of the $150 million share repurchase program with a plan to repurchase up to $300 million of Hewitt’s Class A, Class B and Class C common shares in the next twelve months, depending on market conditions and other customary factors. On February 11, 2005, we announced that our Board of Directors had authorized the repurchase of up to 8 million shares of its Class A, Class B and Class C common stock through a modified “Dutch Auction” tender offer including the right to purchase additional shares for a total repurchase of up to $300 million. The tender offer expired on March 16, 2005 and we repurchased 6,662,954 Class A shares and 3,681,872 Class B shares, or 10,344,826 shares in total, at a purchase price of $29.00 per share. Upon repurchase, the Class B shares were converted into Class A shares. The aggregate amount paid for the shares was $300 million and we also incurred approximately $0.5 million of estimated tender-related professional expenses. A total of $300.5 million was recorded as treasury stock, at cost, in the quarter ended March 31, 2005.

Exult Merger

On June 15, 2004, we entered into an Agreement and Plan of Merger with Exult, Inc., a leading provider of human resource business process outsourcing. On October 1, 2004, after obtaining regulatory and stockholder approvals, the merger was completed. A wholly-owned subsidiary of the Company, Eagle Merger Corp., was merged with and into Exult, and Exult became the surviving corporation and our wholly owned subsidiary. Under the Agreement, each share of Exult common stock outstanding immediately prior to the effective time of the merger was converted into 0.2 shares of Hewitt Class A common stock. The purchase price of $684,969 consisted of issuance of 22,159,921 shares of Hewitt Class A common stock valued at $653,939, the settlement payment for the cancellation of all Exult unexercised employee stock options of $23,545, transaction costs of $6,512, and the estimated fair value of an issued Exult stock warrant of $973. The fair value of the shares of Hewitt Class A common stock of $29.51 was based upon the average of the closing prices of our Class A common stock for the period commencing two trading days before, and ending two trading days after, June 16, 2004, the date of the announcement of the merger.

Shelf Registration Statement

On August 27, 2004, we filed an Amended Registration Statement on Form S-3/A with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the former owners and the former partners of Bacon & Woodrow. The registration statement became effective on August 31, 2004. Through March 31, 2005, 5,558,275 shares of Hewitt stock were sold by the former owners and the former partners of Bacon & Woodrow pursuant to this registration statement.

Release of Transfer Restrictions

Waivers of the transfer restrictions contained in our stockholders’ agreement with FORE Holdings no longer require the approval of our Board of Directors and may be done by FORE Holdings. FORE Holdings released the transfer restrictions on 2% of the original number of aggregate Class B and Class C shares each month from October through December 2004 (approximately 1.6 million shares per month). Restrictions on 2 percent of the 0.9 million Class A shares held by certain Exult senior executives were also released each month from October through December 2004. Approximately 1.9 million of these total shares were sold during this period. FORE Holdings authorized the release of sales restrictions on 1% of the original number of aggregate Class B and Class C shares per week rather than every two weeks for the period January through March, 2005 (approximately 0.8 million shares per week, totaling approximately 10.3 million shares). Approximately 3.7 million of these total shares were sold during this period. Also during the period, FORE Holdings released sales restrictions on an additional 3.7 million shares sold in the tender offer. In March 2005, FORE Holdings announced its plan to continue to release transfer restrictions at the current rate of 1% of the original number of aggregate class B and Class C shares per week from April through June 2005. Restrictions on 1% of the Class A shares held by certain Exult senior executives will also be released each week from April through June 2005. As previously disclosed, transfer restrictions on the majority of the remaining Class B and Class C shares and shares held by certain senior Exult executives are expected to lapse on June 27, 2005.

Segments

Of our $2.2 billion of consolidated net revenues for fiscal 2004, 65% was generated in our Outsourcing segment and 35% was generated in our Consulting segment. Primarily as a result of our merger with Exult, Outsourcing and Consulting accounted for 72% and 28% of net revenues, respectively, for the first six months of fiscal 2005.

Outsourcing

Our outsourcing business is comprised of a broad range of human resource services including benefits outsourcing, payroll, workforce administration, rewards management, recruiting and staffing, performance management, learning and development, talent management, global mobility, time and attendance, accounts payable, procurement expertise and vendor management. With the merger of Exult on October 1, 2004, we expanded our global presence and brought together existing service capabilities. The largest service area is benefits outsourcing. While we expect this service to continue to grow and to become a part of our broader HR BPO services, its percentage of the total Outsourcing business will decrease as we expand into the newer and added HR BPO service areas.

There is strong interest in our expanded multi-process HR BPO services following the merger with Exult. We have noted a shift in prospective clients considering broader HR outsourcing solutions and the additional integrated services we offer. Some effects that we expect to see in future results include business mix issues relating to the development of the HR BPO business at growing rates of profitability. When we initially bring on new HR BPO clients, we typically assume their existing cost structure and work to transform the processes, systems and service delivery, so that greater profitability is realized in later years of the contracts. As this part of the business grows within our Outsourcing segment, there will be a negative impact on margins that we expect to improve as the HR BPO contracts mature and become more profitable.

With respect to the benefits outsourcing business, we’re seeing greater demand for these services being incorporated into broader HR BPO services and envision these services being delivered in a more integrated way in the future.

Consulting

Our consulting services consist of three principal categories: retirement and financial management, talent and organization consulting and health management. In addition to these principal Consulting service lines, we provide tailored communication services to enhance the success of client solutions in all of our service areas. To a lesser degree, our shared client development group also provides consulting services.

We provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

We experience a high level of recurring work because of our clients’ annual needs for certain of our services, such as actuarial valuations of defined benefit plans and consultations regarding the processes of compensation review and health plan selection and negotiation. Certain of our consulting services, however, support more discretionary or event-driven client activities, including the re-engineering of a client’s human resources policies, corporate restructuring and change (e.g., mergers and acquisitions), and programs and projects designed to improve human resources effectiveness. As we have seen in our business and industry, the demand for these services can be affected by general economic conditions, the financial position of our clients and the particular strategic activities they may be considering, and, therefore, is variable from period to period and more difficult for us to predict.

Other

In April and early May 2005, we have been realigning our sales and account groups within our client development group (“CDG”) to reflect the industries our clients operate in and based on the services we provide to them. The results of CDG have been primarily reported within unallocated shared services as CDG’s client development efforts were provided across the firm. As a result primarily of the CDG realignment and other restructuring efforts, we expect to incur an estimated $13 million of severance-related expenses in the second half of fiscal 2005.

Consolidated Financial Highlights

Net Revenues

Net revenues increased 27.6%, to $697 million for the three months ended March 31, 2005, from $546 million in the prior year comparable period, and increased 30.5%, to $1,407 million, for the six months ended March 31, 2005, from $1,078 million in the prior year comparable period. This increase was primarily due to our merger with Exult on October 1, 2004. For a meaningful comparison and discussion of our results, we will refer to the prior year results of the Company and Exult on a pro forma combined basis, assuming the merger with Exult occurred on October 1, 2003, the beginning of our fiscal 2004, for comparison with our current year consolidated results. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results.

On a pro forma basis, net revenues increased 7.0%, to $697 million in the second quarter of 2005, from $652 million in the pro forma 2004 second quarter. For the six months ended March 31, 2005, net revenues increased 8.8%, to $1,407 million, from $1,294 million in the comparable pro forma prior-year period. The net effects of favorable foreign currency translation, principally from the strengthening of European currencies relative to the U.S. dollar, were approximately $7 million and $19 million for the three month and six-month periods, respectively, ended March 31, 2005. Revenues from our fiscal 2004 acquisition of the majority interest in our Puerto Rico operations and Exult’s acquisition of ReloAction, a relocation service company, totaled approximately $7 million and $14 million for the respective three and six-month periods, also contributed significantly to the increase. After adjusting for these factors, net revenues increased $32 million, or 4.8%, for the three months and $81 million, or 6.2%, for the six months ended March 31, 2005, over pro forma revenues in the comparable prior-year periods. For both the three and six-month periods, the increases in net revenue were primarily related to the Outsourcing segment on an organic, constant currency basis.

On a pro forma basis, Outsourcing revenue growth, after adjusting for the effects of acquisitions and favorable foreign currency translation as described above, was 6.2% over the pro forma 2004 second quarter, and 7.9% over the pro forma 2004 six-month period. For both the three and six-month periods, Outsourcing revenue growth was primarily due to increased services to new and existing clients in our HR BPO business and, to a lesser extent, in our benefits outsourcing business.

In Consulting, adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting revenues increased 1.6% and 2.1% on an organic, constant currency basis for the quarter and six months of 2005, over the respective pro forma 2004 revenues. For both the three and six-month periods, the increase was primarily due to growth in retirement and financial management consulting services in Europe, offset in part by lower revenues in health benefit management consulting in North America.

Operating Income

Operating income decreased 12.0%, to $49 million, from $55 million in the prior year second quarter. For the six-month period ended March 31, 2005, operating income of $111 million reflects a 0.7% decrease from the prior year. As a percentage of net revenue, operating income decreased from 10.2% to 7.0% in the second quarter, and from 10.3% to 7.9% in the six months ended March 31, 2005.

On a pro forma basis, operating income for the quarter increased 2.2%, to $49 million, from $48 million, and for the six months ended March 31, 2005, increased 6.0%, to $111 million, from $104 million. As a percentage of net revenue, however, operating income decreased to 7.0%, from 7.3% in the prior year pro forma quarter, and to 7.9%, from 8.1% for the prior year pro forma six months. Lower provisions for incentive compensation increased operating income by $35 million and $36 million for the three and six-month periods ended March 31, 2005, respectively, versus comparable 2004 periods. The expense for incentive compensation is recognized based on quarterly and annual results relative to our internal targets (See Note 2 to the Company’s consolidated financial statements).

Also included in the current year results were charges totaling $10 million for impairments of customer relationship intangible assets in the quarter related to the termination of two acquired Outsourcing contracts, Exult retention-related awards expense of $5 million in the quarter (and $8 million in the six-month period), and the addition of the 2004 acquisitions of Puerto Rico and ReloAction which contributed $2 million of operating income in the quarter (and $3 million in the six months ended March 31, 2005). Taken as a whole, these items had the net effect of improving reported Outsourcing and Consulting segment income and segment income as a percentage of net revenue during the three and six months ended March 31, 2005. Lower incentive compensation also reduced reported shared service costs and shared services cost as a percentage of net revenue.

Outsourcing segment margin decreased to 9.8% in the current quarter, from 14.8% in the pro forma prior-year quarter. Outsourcing segment margin decreased to 13.2% for the six months ended March 31, 2005, from 16.4% in the pro forma prior-year period. Included in the current year results were lower incentive compensation expenses of $10 million in the quarter (and $9 million in the six-month period), the $10 million customer relationship intangible assets impairment charges, Exult retention-related awards expense of $5 million in the quarter (and $8 million in the six-month period), and the addition of the 2004 acquisitions of Puerto Rico and ReloAction which contributed $1 million of operating income in the quarter (and $3 million in the six months ended March 31, 2005). Aside from these changes, benefits outsourcing margins were lower and results also reflect a higher proportion of currently lower margin HR BPO services.

In Consulting, segment margin increased to 23.2% in the current quarter, from 18.9% in the pro forma prior-year quarter. Consulting segment margin increased to 18.6% for the six months ended March 31, 2005, from 16.1% in the pro forma prior-year period. Reported Consulting segment margin improvement benefited from lower incentive compensation expense of $14 million in the quarter (and $15 million in the six-month period) versus prior periods. Excluding the effects of lower incentive compensation expense, Consulting margins were down as a result of higher compensation expenses without an offsetting increase in pricing.

Critical Accounting Policies and Estimates

For a more detailed description of our significant accounting policies and basis of presentation, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Conforming with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this Quarterly Report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances change; however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, performance-based compensation, accounts receivable and unbilled work in process, goodwill and other intangible assets, retirement plans and income taxes.

Revenues

We enter into numerous service contracts through our outsourcing and consulting businesses. Outsourcing contract terms typically range from three- to five-years for benefits contracts and seven- to ten-years for HR BPO contracts, while consulting arrangements are generally of a short-term nature. In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts for multiple services primarily in the Outsourcing segment. In some of these contracts, the stand-alone deliverables, which may include outsourcing core services such as Defined Benefit, Health & Welfare or Defined Contribution Benefit Plan Administration, stand-alone ancillary services, such as Your Total Rewards, or other consulting services, are sufficiently separable and there exists sufficient evidence of their fair values to separately account for all of the stand-alone deliverables using their relative fair value. In these contracts, the outsourcing services are recognized as revenue over the ongoing service period. Revenues for consulting services provided in connection with these outsourcing engagements are recognized at the time services are provided. Most consulting assignments are also very short-term in nature, so that the risks of recognizing revenue in the wrong period or at different values for stand-alone deliverables are significantly reduced. In all other contracts with multiple services, all fees received for services provided in connection with outsourcing engagements are recognized as revenue over the ongoing service period under the contract.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, up-front implementation efforts may be required to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. The direct implementation or “set up” costs and any non-refundable set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period from the initiation of ongoing services through the end of the contract term. Such costs may include costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. Implementation fees may be received either up front or over the ongoing services period in the fee per participant. By deferring the up-front set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs.

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. A key factor mitigating this risk is our diverse client base. For the three and six months ended March 31, 2005 and 2004, no single client accounted for more than 10% of our total revenues.

Goodwill and Other Intangible Assets

We apply the purchase method of accounting for business combinations. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value have been based primarily upon future cash flow projections for the acquired business and net assets, discounted to present value using a risk adjusted discount rate. In connection with these acquisitions, we have recorded significant amounts of intangible assets, including goodwill.

We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.

Retirement Plans

We provide pension benefits to certain of our employees outside of North America and other postretirement benefits to certain of our employees in North America. The valuation of the funded status and net periodic pension and other postretirement benefit costs are calculated using actuarial assumptions, which are reviewed annually. The assumptions include rates of increases in employee compensation, interest rates used to discount liabilities, the long-term rate of return on plan assets, anticipated future healthcare costs, and other assumptions involving demographic factors such as retirement, mortality and turnover. The selection of assumptions is based on both short-term and long-term historical trends and known economic and market conditions at the time of the valuation. The use of different assumptions would have resulted in different measures of the funded status and net periodic pension and other postretirement benefit expenses. Actual results in the future could differ from expected results. Management is not able to estimate the probability of actual results differing from expected results, but believes its assumptions are appropriate.

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provisions and net income in the period in which such determination is made.

Historical Results of Operations

Three Months Ended March 31, 2005 and 2004

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the three months ended March 31, 2005 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended March 31,
	2005(1)	2004	Increase/(Decrease)		% of Net Revenue
Dollar amounts in thousands			Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$697,086	$546,335	$150,751	27.6%	100.0%	100.0%
Reimbursements	15,494	13,145	2,349	17.9	2.2	2.4

Total revenues	712,580	559,480	153,100	27.4	102.2	102.4

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	405,809	347,806	58,003	16.7	58.2	63.6
Initial public offering restricted stock awards	4,165	4,561	(396)	(8.7)	0.6	0.8
Reimbursable expenses	15,494	13,145	2,349	17.9	2.2	2.4
Other operating expenses	193,599	110,782	82,817	74.8	27.8	20.3
Selling, general and administrative expenses	44,679	27,720	16,959	61.2	6.4	5.1

Total operating expenses	663,746	504,014	159,732	31.7	95.2	92.2

Operating income	48,834	55,466	(6,632)	(12.0)	7.0	10.2

Other expenses, net	(2,784)	(3,690)	906	(24.6)	(0.4)	(0.7)

Income before income taxes	46,050	51,776	(5,726)	(11.1)	6.6	9.5

Provision for income taxes	18,887	21,356	(2,469)	(11.6)	2.7	3.9

Net income	$27,163	$30,420	$(3,257)	(10.7)%	3.9%	5.6%

(1)	On October 1, 2004, we merged with Exult, Inc. and its results are included in our results from that date.

As a result of the merger with Exult, Inc. on October 1, 2004, the results of operations for the three months ended March 31, 2005 and 2004 are not comparable. The results for the three months ended March 31, 2005 include the consolidated operating results of Exult, however, the results for the three months ended March 31, 2004 do not include Exult. For a more meaningful comparison, the following table presents the historical results of Hewitt for the three months ended March 31, 2005, compared with the unaudited pro forma results for the three months ended March 31, 2004, as if the merger and consolidation had occurred on October 1, 2003. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. The information for the three months ended March 31, 2005 and the unaudited pro forma results for the three months ended March 31, 2004 are derived from unaudited consolidated financial statements. In our opinion, information for the three months ended March 31, 2005, and the unaudited pro forma results for the three months ended March 31, 2004, contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future.

	Three Months Ended March 31,
	2005	Pro forma 2004	Increase/(Decrease)		% of Net Revenue
Dollar amounts in thousands			Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$697,086	$651,725	$45,361	7.0%	100.0%	100.0%
Reimbursements	15,494	13,145	2,349	17.9	2.2	2.0

Total revenues	712,580	664,870	47,710	7.2	102.2	102.0

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	405,809	389,552	16,257	4.2	58.2	59.8
Initial public offering restricted stock awards	4,165	4,561	(396)	(8.7)	0.6	0.7
Reimbursable expenses	15,494	13,145	2,349	17.9	2.2	2.0
Other operating expenses	193,599	172,217	21,382	12.4	27.8	26.4
Selling, general and administrative expenses	44,679	37,618	7,061	18.8	6.4	5.8

Total operating expenses	663,746	617,093	46,653	7.6	95.2	94.7

Operating income	48,834	47,777	1,057	2.2	7.0	7.3

Other expenses, net	(2,784)	(4,242)	1,458	(34.4)	(0.4)	(0.7)

Income before income taxes	46,050	43,535	2,515	5.8	6.6	6.6

Provision for income taxes	18,887	17,849	1,038	5.8	2.7	2.7

Net income	$27,163	$25,686	$1,477	5.8%	3.9%	3.9%

Overview

In addition to our merger with Exult in 2005, there are two other acquisitions that alter comparability between our fiscal 2005 and 2004 results. On February 5, 2004, we acquired the majority interest in our Puerto Rico operations. On May 15, 2004, Exult acquired ReloAction, a relocation services company. We refer to these acquisitions as the “2004 acquisitions.” The results of the 2004 acquisitions are included in our results from their respective acquisition dates, and therefore, are in our results for the three months ended March 31, 2005, but are not included in the unaudited pro forma results for the three months ended March 31, 2004. Additionally, the unaudited pro forma combined results do not assume any benefits from cost savings or synergies and do not reflect any integration costs that the combined company realized or incurred after the merger. Where these items have a material impact on comparability between the 2005 historical and 2004 pro forma results, we have noted them in the analysis that follows.

Net Revenues

Net revenues for the three months ended March 31, 2005, increased 7.0%, to $697 million, from $652 million in the pro forma comparable prior-year period. Adjusting for the net favorable effects of foreign currency translation of approximately $7 million and the favorable effects of the 2004 acquisitions of approximately $7 million, net revenues grew 4.8% over the pro forma comparable prior-year period. Outsourcing net revenues increased by 8.3%, to $494 million, from $456 million in the pro forma comparable prior-year period. Excluding the favorable effects of the 2004 acquisitions of approximately $7 million and the net favorable effects of foreign currency translation of approximately $3 million, Outsourcing net revenues increased 6.2% over the pro forma comparable prior-year period. Outsourcing revenue growth was primarily due to increased services to new and existing clients in our HR BPO business and, to a lesser extent, in our benefits outsourcing business. Consulting net revenues for the quarter increased by 3.8%, to $203 million, from $195 million in the pro forma comparable prior-year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $4 million and the remaining favorable effect of the acquisition of the majority interest in our Puerto Rico operations. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting net revenues increased by 1.6% in the three months ended March 31, 2005, as compared to the pro forma prior-year period. This increase reflects growth in our retirement and financial management consulting services in Europe, offset in part by lower revenues in health benefit management consulting in North America and in other discretionary consulting services.

Compensation and Related Expenses

Compensation and related expenses (which include personnel, supplemental staffing and related expenses) increased 4.2%, to $406 million for the three months ended March 31, 2005, from $390 million in the pro forma comparable prior-year period. As a percentage of net revenues, compensation and related expenses decreased to 58.2% from 59.8% of net revenues over the pro forma prior-year quarter. The $16 million increase in compensation and related expenses was due primarily to increases in outsourcing personnel to support the growth of the Outsourcing segment, wage increases, the effects of foreign currency translation, the Exult retention-related awards of $5 million, and compensation expenses related to the 2004 acquisitions of approximately $4 million, offset by lower incentive compensation expense of $35 million versus the prior pro forma quarter. Lower compensation and related expenses as a percentage of net revenues also reflects a higher proportion of revenues managed by Hewitt, but performed by third party suppliers, where the cost of third party services are reported in other operating expenses.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $92 million were recorded as initial public offering restricted stock award expense from June 27, 2002, through March 31, 2005, of which $4 million was recorded for the three months ended March 31, 2005, and $5 million was recorded for the pro forma comparable prior-year period. The remaining $19 million of unearned compensation as of March 31, 2005, will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs) increased 12.4%, to $194 million in the three months ended March 31, 2005, from $172 million in the pro forma comparable prior-year period. As a percentage of net revenues, other operating expenses increased to 27.8%, from 26.4% of net revenues quarter over pro forma quarter. The increase of $21 million was primarily related to an increase in third party supplier expenses related to a higher mix of managed services we provide to our clients and the inclusion of operating costs from the 2004 acquisitions, and was partially offset by reduced office rental expenses and decreased maintenance costs associated with our leased facilities. The increase as a percentage of net revenues was also related to a higher proportion of net revenues serviced by third parties after the merger with Exult.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 18.8%, to $45 million in the three months ended March 31, 2005, from $38 million in the pro forma comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 6.4% from 5.8% quarter over pro forma quarter. The increase in SG&A was due to recognition of impairment of customer relationship intangibles of approximately $10 million, relating to two terminated client contracts. Excluding the impairment charges, SG&A expenses as a percentage of net revenues declined in the second quarter to 5.0%, reflecting lower professional fees during the current quarter than in the pro forma prior-year quarter.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other income or expense) declined 34.4%, to $3 million in the three months ended March 31, 2005, from $4 million in the pro forma comparable prior-year period. As a percentage of net revenues, other expenses, net declined to 0.4% from 0.7% quarter over pro forma quarter. The largest component of this decrease is attributable to an increase in interest income on short-term investments for the current quarter, which more than offset increased interest expense related to higher short- and long-term debt in the quarter.

Provision for Income Taxes

The provision for income taxes was $19 million for the three months ended March 31, 2005, compared to $18 million in the pro forma comparable prior-year period, an increase of 5.8%, which is due to the increase in income before income taxes for the current quarter. For the year ending September 30, 2005, we expect to report an effective tax rate of approximately 41% of our income before income taxes and, as such, we have apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment; however, actual income or taxes may differ.

Six Months Ended March 31, 2005 and 2004

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the six-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the six months ended March 31, 2005 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Six Months Ended March 31,
			Increase/(Decrease)		% of Net Revenue
Dollar amounts in thousands	2005(1)	2004	Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$1,407,484	$1,078,299	$329,185	30.5%	100.0%	100.0%
Reimbursements	30,384	31,870	(1,486)	(4.7)	2.2	3.0

Total revenues	1,437,868	1,110,169	327,699	29.5	102.2	103.0

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	826,154	688,010	138,144	20.1	58.7	63.8
Initial public offering restricted stock awards	8,591	8,680	(89)	(1.0)	0.6	0.8
Reimbursable expenses	30,384	31,870	(1,486)	(4.7)	2.2	3.0
Other operating expenses	379,242	215,509	163,733	76.0	26.9	20.0
Selling, general and administrative expenses	82,930	54,705	28,225	51.6	5.9	5.1

Total operating expenses	1,327,301	998,774	328,527	32.9	94.3	92.7

Operating income	110,567	111,395	(828)	(0.7)	7.9	10.3

Other expenses, net	(6,849)	(10,068)	3,219	(32.0)	(0.6)	(0.9)

Income before income taxes	103,718	101,327	2,391	2.4	7.3	9.4

Provision for income taxes	42,531	41,544	987	2.4	3.0	3.9

Net income	$61,187	$59,783	$1,404	2.3%	4.3%	5.5%

(1)	On October 1, 2004, we merged with Exult, Inc. and its results are included in our results from that date.

As a result of the merger with Exult, Inc. on October 1, 2004, the results of operations for the six months ended March 31, 2005 and 2004 are not comparable. The results for the six months ended March 31, 2005 include the consolidated operating results of Exult, however, the results for the six months ended March 31, 2004, do not include Exult. For a more meaningful comparison, the following table presents the historical results of Hewitt for the six months ended March 31, 2005, compared with the unaudited pro forma results for the six months ended March 31, 2004, as if the merger and consolidation had occurred on October 1, 2003. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. The information for the six months ended March 31, 2005, and the unaudited pro forma results for the six months ended March 31, 2004, are derived from unaudited consolidated financial statements. In our opinion, information for the six months ended March 31, 2005, and the unaudited pro forma results for the six months ended March 31, 2004, contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future.

	Six Months Ended March 31,
			Increase/(Decrease)		% of Net Revenue
Dollar amounts in thousands	2005	Pro forma 2004	Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$1,407,484	$1,293,572	$113,912	8.8%	100.0%	100.0%
Reimbursements	30,384	31,870	(1,486)	(4.7)	2.2	2.5

Total revenues	1,437,868	1,325,442	112,426	8.5	102.2	102.5

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	826,154	769,506	56,648	7.4	58.7	59.4
Initial public offering restricted stock awards	8,591	8,680	(89)	(1.0)	0.6	0.7
Reimbursable expenses	30,384	31,870	(1,486)	(4.7)	2.2	2.5
Other operating expenses	379,242	337,594	41,648	12.3	26.9	26.1
Selling, general and administrative expenses	82,930	73,442	9,488	12.9	5.9	5.7

Total operating expenses	1,327,301	1,221,092	106,209	8.7	94.3	94.4

Operating income	110,567	104,350	6,217	6.0	7.9	8.1

Other expenses, net	(6,849)	(11,112)	4,263	(38.4)	(0.6)	(0.9)

Income before income taxes	103,718	93,238	10,480	11.2	7.3	7.2

Provision for income taxes	42,531	38,227	4,304	11.3	3.0	2.9

Net income	$61,187	$55,011	$6,176	11.2%	4.3%	4.3%

Overview

In addition to our merger with Exult in 2005, there are two other acquisitions that alter comparability between our fiscal 2005 and 2004 results. On February 5, 2004, we acquired the majority interest in our Puerto Rico operations. On May 15, 2004, Exult acquired ReloAction, a relocation services company. We refer to these acquisitions as the “2004 acquisitions.” The results of the 2004 acquisitions are included in our results from their respective acquisition dates, and therefore, are in our results for the six months ended March 31, 2005, but are not included in the unaudited pro forma results for the six months ended March 31, 2004. Additionally, the unaudited pro forma combined results do not assume any benefits from cost savings or synergies and do not reflect any integration costs that the combined company realized or incurred after the merger. Where these items have a material impact on comparability between the 2005 historical and 2004 pro forma results, we have noted them in the analysis that follows.

Net Revenues

Net revenues for the six months ended March 31, 2005 increased 8.8%, to $1,407 million, from $1,294 million in the pro forma comparable prior-year period. Adjusting for the net favorable effects of foreign currency translation of approximately $19 million and the favorable effects of the 2004 acquisitions of approximately $14 million, net revenues grew 6.2% over the pro forma comparable prior-year period. Outsourcing net revenues increased by 10.1%, to $1,015 million in the six-month period, from $921 million in the pro forma comparable prior-year period. Excluding the favorable effects of the 2004 acquisitions of approximately $13 million and the net favorable effects of foreign currency translation of approximately $7 million, Outsourcing net revenues increased 7.9% in the six months ended March 31, 2005, over the pro forma comparable prior-year period. Outsourcing revenue growth was primarily due to increased services to new and existing clients in our HR BPO business and, to a lesser extent, in our benefits outsourcing business. Consulting net revenues for the six-month period ending March 31, 2005, increased by 5.5%, to $393 million, from $372 million in the pro forma comparable prior-year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $12 million and the favorable effect of the acquisition of the majority interest in our Puerto Rico operations of approximately $1 million. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting net revenues increased by 2.1% in the six months ended March 31, 2005. This increase reflects growth in our retirement and financial management consulting services in Europe, and increased demand for our more discretionary consulting services primarily in Asia-Pacific and North America, offset in part by lower revenues in health benefit management consulting in North America.

Compensation and Related Expenses

Compensation and related expenses (which include personnel, supplemental staffing and related expenses) increased 7.4%, to $826 million for the six months ended March 31, 2005, from $770 million in the pro forma comparable prior-year period. As a percentage of net revenues, compensation and related expenses decreased to 58.7% from 59.4% in the pro forma prior-year period. The $57 million increase in compensation and related expenses was due to increases in outsourcing personnel to support the growth of Outsourcing segment, wage increases, the effects of foreign currency translation, the Exult retention-related awards of $8 million, and compensation expenses related to the 2004 acquisitions of approximately $8 million, which was offset in part by lower incentive compensation of $36 million versus the pro forma prior-year period. Lower compensation and related expenses as a percentage of net revenues also reflects a higher proportion of revenues managed by Hewitt, but performed by third party suppliers, where the cost of third party services are reported in other operating expenses.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $92 million were recorded as initial public offering restricted stock award expense from June 27, 2002, through March 31, 2005, of which $9 million was recorded for the six months ended March 31, 2005, and $9 million was recorded for the pro forma comparable prior-year period. The remaining $19 million of unearned compensation as of March 31, 2005, will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs) increased 12.3%, to $379 million in the six months ended March 31, 2005, from $338 million in the pro forma comparable prior-year period. As a percentage of net revenues, other operating expenses increased to 26.9% for the six months ended March 31, 2005, from 26.1% in the comparable pro forma prior-year period. The $42 million period-over-pro-forma-period increase in other operating expenses primarily reflects increases in third party supplier expenses related to a higher mix of managed services we provide to our clients and the inclusion of operating costs from the 2004 acquisitions. The increase as a percentage of net revenues was also related to a higher proportion of net revenues serviced by third parties after the merger with Exult.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 12.9%, to $83 million in the six months ended March 31, 2005, from $73 million in the pro forma comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 5.9% for the six months ended March 31, 2005, from 5.7% in the comparable pro forma prior-year period. The increase as a percentage of net revenues was due to the impairment of customer relationship intangibles of approximately $10 million, relating to two terminated client contracts. Excluding the impairment charges, SG&A expenses as a percentage of net revenues declined in the current period to 5.2%, reflecting lower professional fees incurred in 2005.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other income or expense) declined 38.4%, to $7 million in the six months ended March 31, 2005, from $11 million in the pro forma comparable prior-year period. As a percentage of net revenues, other expenses, net declined to 0.6% for the six months ended March 31, 2005, from 0.9% in the comparable pro forma prior-year period, due to an increase in interest income on short-term investments during the six-month period in 2005.

Provision for Income Taxes

The provision for income taxes was $43 million for the six months ended March 31, 2005, compared to $38 million in the pro forma comparable prior-year period, an increase of 11.3%. The increase in the provision for income taxes is due to higher income before income taxes in the current year period. For the year ending September 30, 2005, we expect to report an effective tax rate of approximately 41% of our income before income taxes and as such, we have apportioned the estimated income tax provision for the year to the quarter, based on the ratio of each quarter’s income before income taxes to estimated annual income before income taxes. These estimates reflect the information available at this time and our best judgment; however, actual income or taxes may differ.

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

Reconciliation of Segment Results to Total Company Results (in thousands)

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$494,306	$350,991	$143,315	40.8%
Segment income	48,230	69,904	(21,674)	(31.0)%
Segment income as a percentage of segment net revenues	9.8%	19.9%

Consulting
Revenues before reimbursements (net revenues)	$202,780	$195,344	$7,436	3.8%
Segment income	47,038	36,195	10,843	30.0%
Segment income as a percentage of segment net revenues	23.2%	18.5%

Total Company (1)
Revenues before reimbursements (net revenues)	$697,086	$546,335	$150,751	27.6%
Reimbursements	15,494	13,145	2,349	17.9%

Total revenues	$712,580	$559,480	$153,100	27.4%

Segment income	$95,268	$106,099	$(10,831)	(10.2)%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	4,165	4,561	(396)	(8.7)%
Unallocated shared service costs	42,269	46,072	(3,803)	(8.3)%

Operating income	$48,834	$55,466	$(6,632)	(12.0)%

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results that date.

As a result of our merger with Exult, we have prepared unaudited pro forma segment results for the three months ended March 31, 2004, as if the merger and consolidation of Exult had occurred on October 1, 2003. The unaudited pro forma segment results were prepared in conjunction with the unaudited pro forma combined income statement. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. In preparing the unaudited pro forma segment results for the three months ended March 31, 2004, the Exult pro forma results were included within the Outsourcing segment. Those results were adjusted to allocate the expenses from Exult cost centers that mirror our shared services as described above into the unallocated shared costs. The combined pro forma Hewitt and Exult costs of information services, human resources and the direct client delivery activities provided by Hewitt’s client development function were allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and combined pro forma headcount. This reallocation resulted in a shift in allocated shared costs from the Consulting segment to the Outsourcing segment, and is consistent with the allocation methodology used by Hewitt for the three months ended March 31, 2004, and for all subsequent periods. The following table presents our historical segment results for the three months ended March 31, 2005, compared with our unaudited pro forma segment results for the three months ended March 31, 2004.

	Three Months Ended March 31,		Increase/(Decrease)
	2005	(Pro forma) 2004	Amount	%
Outsourcing
Revenues before reimbursements (net revenues)	$494,306	$456,381	$37,925	8.3%
Segment income	48,230	67,429	(19,199)	(28.5)%
Segment income as a percentage of segment net revenues	9.8%	14.8%

Consulting
Revenues before reimbursements (net revenues)	$202,780	$195,344	$7,436	3.8%
Segment income	47,038	36,841	10,197	27.7%
Segment income as a percentage of segment net revenues	23.2%	18.9%

Total Company
Revenues before reimbursements (net revenues)	$697,086	$651,725	$45,361	7.0%
Reimbursements	15,494	13,145	2,349	17.9%

Total revenues	$712,580	$664,870	$47,710	7.2%

Segment income	$95,268	$104,270	$(9,002)	(8.6)%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	4,165	4,561	(396)	(8.7)%
Unallocated shared service costs	42,269	51,932	(9,663)	(18.6)%

Operating income	$48,834	$47,777	$1,057	2.2%

Outsourcing

Outsourcing net revenues increased by 8.3%, to $494 million in the quarter, from $456 million in the pro forma comparable prior-year period. The revenue growth was due, in part, to the addition of revenues from the 2004 acquisitions as well as the effects of foreign currency translation. Excluding the favorable effects of the 2004 acquisitions of approximately $7 million and the net favorable effects of foreign currency translation of approximately $3 million, Outsourcing net revenues increased 6.2%. Outsourcing revenue growth was primarily due to increased services to new and existing clients in our HR BPO business and, to a lesser extent, in our benefits outsourcing business. There is strong interest in our expanded multi-process HR BPO services following the merger with Exult. We have also noted a shift in new prospective clients considering broader HR outsourcing solutions and the additional integrated services offer post-merger. This shift is expected to impact both HR BPO as well as benefits outsourcing prospectively. Benefits outsourcing participant volumes increased by approximately 5% year over year, but pricing on service renewals continues to have an impact on overall revenue levels. Revenues from one-time projects in benefits outsourcing were flat year over year.

Outsourcing segment income decreased 28.5%, to $48 million in the three months ended March 31, 2005, from $67 million in the pro forma comparable prior-year period. Outsourcing segment income as a percentage of outsourcing net revenues decreased to 9.8% in the three months ended March 31, 2005, from 14.8% in the pro forma comparable prior-year period. Included in the current year results were charges totaling $10 million for the impairment of customer relationship intangible assets related to two terminated Outsourcing contracts, Exult retention-related awards expense of $5 million, and the addition of the 2004 acquisitions of Puerto Rico and ReloAction which contributed $1 million of operating income in the quarter. Segment income benefited from lower incentive compensation expense of $10 million relative to the prior-year quarter. The remaining decrease in segment income and margin relates to the change in business mix from the growing HR BPO business as well as lower benefits outsourcing margins. Benefits margins decreased due to the planned re-pricing of some older contracts to current market prices, service mix and higher client service delivery costs, including the build out of newer service offerings and our global sourcing capabilities.

Consulting

Consulting net revenues for the quarter increased by 3.8%, to $203 million, from $195 million in the pro forma comparable prior-year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $4 million. Adjusting for the effects of foreign currency translation, Consulting net revenues increased by 1.6% in the three months ended March 31, 2005, as compared to the pro forma prior-year period. This increase reflects growth in our European operations, primarily in our retirement and financial management consulting services, offset in part by lower revenues in health benefit management consulting in North America and in other discretionary consulting services.

Consulting segment income increased to $47 million for the three months ended March 31, 2005, from $37 million in the pro forma comparable prior-year period. Consulting segment margin increased to 23.2% from 18.9%. The increase in margin was primarily due to lower incentive compensation of $14 million in the quarter. After considering this item, margins declined in the quarter as a result of increased compensation expense without a corresponding increase in pricing.

Six Months Ended March 31, 2005 and 2004

	Six Months Ended March 31,		Increase/(Decrease)
	2005	2004	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$1,014,669	$706,074	$308,595	43.7%
Segment income	134,015	149,585	(15,570)	(10.4)%
Segment income as a percentage of segment net revenues	13.2%	21.2%

Consulting
Revenues before reimbursements (net revenues)	$392,815	$372,225	$20,590	5.5%
Segment income	73,083	58,628	14,455	24.7%
Segment income as a percentage of segment net revenues	18.6%	15.8%

Total Company (1)
Revenues before reimbursements (net revenues)	$1,407,484	$1,078,299	$329,185	30.5%
Reimbursements	30,384	31,870	(1,486)	(4.7)%

Total revenues	$1,437,868	$1,110,169	$327,699	29.5%

Segment income	$207,098	$208,213	$(1,115)	(0.5)%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	8,591	8,680	(89)	(1.0)%
Unallocated shared service costs	87,940	88,138	(198)	(0.2)%

Operating income	$110,567	$111,395	$(828)	(0.7)%

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results from that date.

As a result of our merger with Exult, we have prepared unaudited pro forma segment results for the six months ended March 31, 2004, as if the merger and consolidation of Exult had occurred on October 1, 2003. The unaudited pro forma segment results were prepared in conjunction with the unaudited pro forma combined income statement. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. In preparing the unaudited pro forma segment results for the six months ended March 31, 2004, the Exult pro forma results were included within the Outsourcing segment. Those results were adjusted to allocate the expenses from Exult cost centers that mirror our shared services as described above into the unallocated shared costs. The combined pro forma Hewitt and Exult costs of information services, human resources and the direct client delivery activities provided by Hewitt’s client development function were allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and combined pro forma headcount. This reallocation resulted in a shift in allocated shared costs from the Consulting segment to the Outsourcing segment, and is consistent with the allocation methodology used by Hewitt for the six months ended March 31, 2004 and for all subsequent periods. The following table presents our historical segment results for the six months ended March 31, 2005 compared with our unaudited pro forma segment results for the six months ended March 31, 2004.

	Six Months Ended March 31,		Increase/(Decrease)
	2005	(Pro forma) 2004	Amount	%
Outsourcing
Revenues before reimbursements (net revenues)	$1,014,669	$921,347	$93,322	10.1%
Segment income	134,015	150,712	(16,697)	(11.1)%
Segment income as a percentage of segment net revenues	13.2%	16.4%

Consulting
Revenues before reimbursements (net revenues)	$392,815	$372,225	$20,590	5.5%
Segment income	73,083	59,829	13,254	22.2%
Segment income as a percentage of segment net revenues	18.6%	16.1%

Total Company
Revenues before reimbursements (net revenues)	$1,407,484	$1,293,572	$113,912	8.8%
Reimbursements	30,384	31,870	(1,486)	(4.7)%

Total revenues	$1,437,868	$1,325,442	$112,426	8.5%

Segment income	$207,098	$210,541	$(3,443)	(1.6)%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	8,591	8,680	(89)	(1.0)%
Unallocated shared service costs	87,940	97,511	(9,571)	(9.8)%

Operating income	$110,567	$104,350	$6,217	6.0%

Outsourcing

Outsourcing net revenues increased by 10.1%, to $1,015 million in the six-month period ended March 31, 2005, from $921 million in the pro forma comparable prior-year period. The revenue growth was due, in part, to the addition of revenues from the 2004 acquisitions as well as the effects of foreign currency translation. Excluding the favorable effects of the 2004 acquisitions of approximately $13 million and the net favorable effects of foreign currency translation of approximately $7 million, Outsourcing net revenues increased 7.9% in the six-month period. Outsourcing revenue growth was primarily due to increased services to new and existing clients in our HR BPO business and, to a lesser extent, in our benefits outsourcing business. There is strong interest in our expanded multi-process HR BPO services following the merger with Exult. We have noted a shift in new prospective clients considering broader HR outsourcing solutions and the additional integrated services offer post-merger. This shift is expected to impact both HR BPO as well as benefits outsourcing prospectively. Benefits outsourcing participant volumes increased 5% year over year, but pricing on service renewals continues to have an impact on overall revenues. Revenues from one-time projects in benefits outsourcing were flat year over year.

Outsourcing segment income decreased 11.1%, to $134 million in the six-month period ended March 31, 2005, from $151 million in the pro forma comparable prior-year period. Outsourcing segment income as a percentage of outsourcing net revenues decreased to 13.2% in the six-month period ended March 31, 2005, from 16.4% in the pro forma comparable prior-year period. Included in the current year results were a $10 million customer relationship intangible assets impairment charge related to two terminated Outsourcing contracts and Exult retention-related awards expense of $8 million and the addition of the 2004 acquisitions of Puerto Rico and ReloAction which contributed $3 million of operating income in the six months ended March 31, 2005. The decrease in margin in the six months ended March 31, 2005, was primarily due to the recognition of the impairment of the two customer relationship intangible assets. The remaining decrease in margins relates to the change in business mix from the growing HR BPO business as well as lower benefits outsourcing margins. Benefits margins decreased due to the planned re-pricing of some older contracts to current market prices, service mix and higher client service delivery costs, including the build out of newer service offerings and our global sourcing capabilities. These factors were partially offset by lower incentive compensation of $9 million in the six-month period.

Consulting

Consulting net revenues in the six-month period ended March 31, 2005 increased by 5.5%, to $393 million, from $372 million in the pro forma comparable prior-year period. The majority of this growth was due to the net favorable effect of foreign currency translation of approximately $12 million and the favorable effect of the acquisition of the majority interest in our Puerto Rico operations of approximately $1 million. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting net revenues increased by 2.1% in the six-month period ended March 31, 2005, as compared to the pro forma prior-year period. For the six-month period ended March 31, 2005, growth in retirement and financial management consulting services in Europe, and increased demand for our more discretionary consulting services in Asia-Pacific and North America, were partially offset by lower revenues in health benefit management consulting in North America.

Consulting segment income increased by 22.2%, to $73 million in the six-month period ended March 31, 2005, from $60 million in the pro forma comparable prior-year period. Consulting segment margin increased to 18.6% from 16.1%. The increase in margins was primarily due to lower incentive compensation expense of $15 million and the absence of charges for the exit of a leased facility of approximately $3 million in the three months ended December 31, 2003. After considering these items, margins declined in the period as a result of increased compensation expense without a corresponding increase in pricing.

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

Summary of Cash Flows (in thousands)	Six Months Ended March 31,
	2005	2004
Cash provided by Operating activities	$109,324	$93,304
Cash provided by (used in) Investing activities	175,668	(69,134)
Cash used in Financing activities	(335,889)	(9,322)
Effect of exchange rates on cash	1,679	1,115

Net (decrease) increase in cash and cash equivalents	(49,218)	15,963
Cash and cash equivalents at beginning of period	129,481	67,785

Cash and cash equivalents at end of period	$80,263	$83,748

Cash and cash equivalents were $80 million and $84 million at March 31, 2005 and 2004, respectively. Cash and cash equivalents decreased by $49 million, or 38.0%, in the six months ended March 31, 2005, and increased by $16 million, or 23.5%, in the six months ended March 31, 2004. Working capital, defined as current assets less current liabilities, was $268 million and $425 million at March 31, 2005 and September 30, 2004, respectively. The decrease in working capital was primarily the result of the decision to repurchase $300 million of our shares in the Company’s tender offer (see Note 3 to the Consolidated Financial Statements – “Tender Offer”). This was funded through the use of our excess liquidity, including the sale of investments, cash on hand and short-term borrowings.

For the six months ended March 31, 2005 and 2004, cash provided by operating activities was $109 million and $93 million, respectively. The increase in cash provided by operating activities was primarily due to increased collections of receivables, partially offset by higher annual incentive compensation paid out in early 2005 for the 2004 fiscal year, compared to the annual incentive compensation paid out in the prior year.

For the six months ended March 31, 2005 and 2004, cash provided by investing activities was $176 million, and cash used in investing activities was $69 million, respectively. The increase in cash from investing activities primarily reflects the net proceeds from the sales of short-term investments to fund the stock repurchase in the tender offer. This was slightly offset by higher expenditures for computer upgrades and equipment including mainframe computer and disk storage upgrades and expenditures for servers and personal computers.

For the six months ended March 31, 2005 and 2004, cash used in financing activities was $336 million and $9 million, respectively. The use of cash from financing activities in 2005 was primarily due to the repurchase of our common stock in the tender offer, resulting in shares placed into treasury.

We incur significant cash outflows for up-front implementation efforts on new outsourcing services. Specific, incremental and direct client implementation costs are capitalized as Deferred Contract Costs and amortized over the life of the respective outsourcing arrangements. During the six months ended March 31, 2005, we capitalized, net of amortization, an additional $26.2 million of such costs. Similarly, non-refundable implementation fees are also deferred as Deferred Contract Revenues and amortized over the life of the respective outsourcing arrangements. Historically, for most arrangements, we received up-front implementation fees for those efforts; however, implementation fees may also be received over the ongoing services period. We have seen a shift to more of our implementation fees being recovered over the ongoing services period. Recovering less implementation costs up front reduces our operating cash flows in periods when we enter into new outsourcing contracts.

Commitments

Significant ongoing commitments consist primarily of leases and debt.

Operating Leases

We have entered into related party operating leases with FORE Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Overlook Associates (an equity method investment of FORE Holdings). As of March 31, 2005, all of the Company’s leases with FORE Holdings and its subsidiaries were classified as operating leases. The investments in the properties owned by these related parties were funded through capital contributions by FORE Holdings and third party debt. This debt is not reflected on the Hewitt Associates’ balance sheet as the obligation represented by the debt is not an obligation of, nor guaranteed by, the Company. The future minimum aggregate lease payments on these leases totaled $428 million as of December 31, 2004.

We have been advised that FORE Holdings is in the process of selling the majority of the properties it owns to a third party. The sale is expected to close in May 2005. Upon closing of the sale, Hewitt Associates LLC will enter into amended lease agreements. Under the amended leases, rent and lease terms remain the same. Hewitt Associates LLC has agreed to two debt covenants (minimum net worth and leverage ratio) which already exist on our unsecured senior term notes and Hewitt Associates LLC will also waive a purchase option right with respect to the properties being sold and one other property owned by Overlook Associates. In exchange for the amended terms, we will receive $3 million in consideration at closing. The $3 million will reduce our rent expense related to the properties over the remaining lease terms which run through March 2020.

We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of December 31, 2004, the minimum aggregate lease payments on these leases totaled $353 million.

Capital Leases

During the third quarter of fiscal 2002, we entered into two 15-year capital leases for office space. At inception of the leases, we recorded $89 million in buildings and long-term debt to reflect the long-term capital lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of March 31, 2005, the outstanding debt related to these leases was $81 million. Both leases provide for stepped rents over the lease term and options for renewal terms. One of the leases provides us with a right of first refusal on sale of the building and the other provides us with a right of first offer to purchase the building. One of the leases, totaling approximately $23 million at March 31, 2005, was with a related party, The Bayview Trust. However, on March 7, 2003, The Bayview Trust sold the building and our lease was assigned to the third-party purchaser of the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments and at various interest rates ranging from 2.455% to 7.0%. At March 31, 2005, the outstanding balance on the equipment financing agreements was $2 million.

Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements.

Variable Interest Rate Debt

We currently have two domestic unsecured line of credit facilities. The three-year facility provides for borrowings up to $75 million. On March 29, 2005, we exercised our right to increase this credit facility to $100 million. All other terms and conditions remained unchanged. Borrowings under the facility accrue interest at LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on September 27, 2005. Quarterly facility fees ranging from 10-to-15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee is assessed at a rate of 0.125% per annum. At March 31, 2005, $25,000 was outstanding on the line of credit accruing interest at 3.475%. In connection with the Exult merger, we assumed a domestic unsecured revolving line of credit facility which provides for borrowings up to $25 million and which expires on July 31, 2005. Borrowings under the facility accrue interest at LIBOR plus 52.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At March 31, 2005, $7,355 was outstanding on the line of credit and was accruing interest at 4.33%.

Hewitt Bacon & Woodrow Ltd., (“HBW”) a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £5 million until expiration of the facility on July 31, 2005, at a current rate of 5.775%. As of March 31, 2005, there was no outstanding balance on the line of credit. On December 22, 2004, HBW entered into a £6 million term loan credit facility agreement. At March 31, 2005, HBW has drawn £6 million or approximately $11 million on the facility which is repayable in 24 quarterly installments through December 2010, and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.76% at March 31, 2005.

We have a contract with a global lending institution to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is used by Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of March 31, 2005, there were no borrowings under this contract.

Fixed Interest Rate Debt

Unsecured Senior Term Notes

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $131 million as of March 31, 2005. The $131 million consists of the following notes (in thousands):

Amount	Interest Rate	Terms
$10,000	7.65%	Repayable in October 2005
15,000	7.93%	Repayable in June 2007
6,000	7.94%	Repayable in five annual installments which began in March 2003
40,000	7.45%	Repayable in five annual installments which began in May 2004
10,000	8.11%	Repayable in June 2010
15,000	7.90%	Repayable in October 2010
35,000	8.08%	Repayable in five annual installments beginning in March 2008

$131,000

Convertible Senior Notes

As part of our merger with Exult, we acquired $110 million aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010. On October 29, 2004, we merged Exult with and into Hewitt and became the sole obligor of the notes. The notes rank equally with all of our existing and future senior unsecured debt and will be effectively subordinated to all liabilities of each of our subsidiaries. We recorded the notes at their estimated fair value of $102,300 at the merger date and are accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method.

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

Other Long-Term Obligation

We purchased certain software licenses for resale totaling approximately $11 million under a long-term arrangement which requires periodic payments through June 2009. The related asset value was established by computing the present value of the future payments using an interest rate appropriate at the inception of the transaction of 4.5%.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners, a violation of which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth of $237 million at March 31, 2005, to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At March 31, 2005, we were in compliance with the terms of our debt agreements.

Self-Insurance

We established a captive insurance subsidiary in fiscal 2003 as a cost-effective way to self-insure against certain business risks and losses. As enacted by the Company, a captive insurance subsidiary has issued policies to cover the deductible portion of various insured exposures, including the deductible portions of our workers compensation and professional liability insurance. The Company carries an umbrella policy to cover exposures in excess of the deductible.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method. The SEC recently extended the effective date of SFAS No. 123(R), such that we would begin to apply the Statement on October 1, 2005, the beginning of our fiscal year 2006. We are currently evaluating the requirements and impact of SFAS No. 123(R) on its consolidated results of operations and financial position.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) became effective. The AJCA provides a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The AJCA applies to repatriated foreign earnings in either our fiscal year ending September 30, 2005 or our fiscal year ending September 30, 2006.

In December 2004, FASB issued FASB Statement of Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 is effective immediately, however, we are allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. We plan to repatriate $3.0 million in dividends, which will result in an estimated additional $0.2 million tax liability in the quarter ended June 30, 2005.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on us. With the merger with Exult, Inc. and the assumed obligation of $102,300 of their convertible senior notes on October 1, 2004, our earnings per share computations include the convertible notes to the extent that they are determined to be dilutive. See Note 5 for additional information on the merger with Exult, Inc.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments and acquisitions, including our ability to successfully integrate acquired companies.

•	In our outsourcing business, early contract terminations could cause our business to be less profitable than anticipated.

•	The demand for our services may not grow at rates we anticipate.

•	The loss of a significantly large client or several clients could have a material adverse effect on our revenues.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations increase the costs of delivering our services or decrease the need for our services, our business may be negatively affected.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	The loss of key employees may damage or result in the loss of client relationships.

•	We may be unable to recruit, retain and motivate employees and to compete effectively.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

•	We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means for delivering human resources services.

•	We rely on third parties to provide certain services and their failure to perform the service could do harm to our business.

•	Our profitability will suffer if we are not able to maintain our prices and control our costs, including staffing costs.

•	Insurance market conditions may reduce available coverage and result in increased premium costs and/or higher self retention of risks.

•	Our client contracts and vendor relationships may not yield the results we expect.

•	Our initial stockholders, many of whom are our employees, continue to hold a significant number of Hewitt shares and their interests may differ from those of our other stockholders.

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, we may enter into foreign currency forward contracts in the future should business conditions require. We do not hold or issue derivative financial instruments for trading purposes. At March 31, 2005, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term investments and debt.

Our portfolio of cash and cash equivalents and short-term investments is designed for safety of principal and liquidity. We invest in the highest rated money market investments and debt securities and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. The investment portfolio consists primarily of fixed income securities such as commercial paper, corporate notes, asset-backed securities, U.S. treasuries and agencies and auction rate municipal bonds. Our portfolio earned interest at an average rate of 2.96% and 2.65% during the three and six months ended March 31, 2005, respectively. A one percentage point change would have impacted our interest income by approximately $1.76 million and $0.85 million for the three and six months ended March 31, 2005, respectively.

At March 31, 2005, our unsecured senior term notes and convertible senior notes were at a fixed rate. At March 31, 2005, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of unsecured senior term notes of $1.7 million. At March 31, 2005, a 10 percent increase in the levels of interest rates, with all other variables held constant, would result in a decrease in the fair market value of our unsecured senior term notes of $1.6 million. At March 31, 2005, a 10 percent decrease in the levels of interest rates, with all other variables held constant, would result in an increase in the fair market value of our convertible senior notes of $1.5 million. At March 31, 2005, a 10 percent increase in the levels of interest rates, with all other variables held constant, would result in a decrease in the fair market value of our convertible senior notes of $1.5 million.

Our short-term debt with a variable rate consists of our unsecured lines of credit and a term credit loan facility. We have a $75 million line of credit, which has an interest rate of LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. On March 29, 2005, we exercised our right to increase this credit facility to $100 million. All other terms and conditions remained unchanged. At March 31, 2005, $25 million was outstanding on the line of credit accruing interest at 3.475%.

We acquired from our merger with Exult a domestic unsecured revolving line of credit facility which provides for borrowings up to $25 million expiring on July 31, 2005. Borrowings under the facility accrue interest at LIBOR plus 52.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At March 31, 2005, $7.4 million was outstanding on the line of credit.

Our U.K. subsidiary, Hewitt Bacon & Woodrow Ltd., has an unsecured British pound sterling line of credit permitting borrowings of up to £5 million until expiration of the facility on July 31, 2005, at a current rate of 5.775%. As of March 31, 2005, there was no outstanding balance on the line of credit. On December 22, 2004, HBW entered into a £6 million term loan credit facility agreement. At March 31, 2005, HBW has drawn £6 million or approximately $11 million on the facility which is repayable in 24 quarterly installments through December 2010, and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.76% at March 31, 2005.

We maintained variable interest debt with an effective interest rate of 4.64% and 5.47% during the three and six months ended March 31, 2005, respectively.

A one percentage point increase would have increased our interest expense related to all outstanding variable rate debt, by approximately $0.05 million and $0.08 million for the three and six months ended March 31, 2005, respectively. The estimated impact on interest expense is fairly low as a significant amount of the variable rate debt at March 31, 2005, was outstanding for a short period of time.

Foreign exchange risk

For the three and six months ended March 31, 2005, revenues from U.S. operations as a percent of total revenues were 77.4% and 77.9%, respectively. Unrealized foreign currency translation gains (losses) were ($5) million for the three months ended March 31, 2005 and $26 million for the six months ended March 31, 2005, and were primarily due to the changes in the value of the British pound sterling relative to the U.S. dollar over the prior year. We have not entered into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling and most recently, the Canadian dollar. Approximately 12% of our net revenues for both the three and six months ended March 31, 2005, were from the United Kingdom. Approximately 3% of our net revenues for both the three and six months ended March 31, 2005, were from Canada. Changes in these foreign exchange rates can have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three and six months ended March 31, 2005, would have impacted our pre-tax net operating income by approximately $0.63 million for both periods. A 10% change in the average exchange rate for the Canadian dollar would have impacted our pre-tax net operating income by approximately $0.45 million and $0.62 million for the three and six months ended March 31, 2005, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse effect on the business, financial condition or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of PubliclyAnnounced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005 (2)
Class A	625,650	$30.04	625,650	$84,608
February 1 - 3, 2005 (2)
Class A	95,000	$29.92	95,000	$81,766
February 4, – 28, 2005 (3)
Class A	—	$—	—	$300,000
March 1 – 31, 2005 (4)
Class A	6,662,954	$29.00	6,662,954
Class B	3,681,872	$29.00	3,681,872

Total shares	10,344,826	$29.00	10,344,826	$—

Total Shares Purchased:
Class A	7,383,604	$29.10	7,383,604
Class B	3,681,872	$29.00	3,681,872

Total shares	11,065,476	$29.07	11,065,476	$—

(1)	The average price paid per share for January 1, 2005 through February 3, 2005 includes commissions incurred to purchase the shares. The average price paid per share for March 1, 2005 through March 31, 2005 represents the price paid per share under the Company’s tender offer and does not include any costs incurred in the tender offer. No shares were purchased during the period from March 1, 2005 through March 31, 2005 other than under the Company’s tender offer.

(2)	On June 16, 2004, the Company announced that its Board of Directors authorized the Company to repurchase up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of the Company’s cash position and expected future cash flows.

(3)	On February 4, 2005, the Company announced that its Board of Directors authorized the replacement of the remainder of the $150 million share repurchase program previously in place with a plan to repurchase up to $300 million of Hewitt’s Class A, Class B and Class C common shares, depending on market conditions and other customary factors, in the following twelve months.

(4)

On February 11, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of its Class A, Class B and Class C common stock through a modified “Dutch Auction”

tender offer including the right to purchase additional shares for a total repurchase of up to $300 million. The tender offer expired on March 16, 2005 and the Company repurchased 6,662,954 Class A shares and 3,681,872 Class B shares, or 10,344,826 shares in total, at a purchase price of $29.00 per share. Upon repurchase, the Class B shares were converted into Class A shares. The aggregate amount paid for the shares was $300 million. The Company also incurred $0.5 million of tender-related professional expenses.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Stockholders was held on February 2, 2005. There were present at the meeting, either in person or by proxy, holders of 117,932,432 shares of common stock. The following persons were elected to the Company’s Board of Directors as Class III directors to hold office until the expiration of their terms in 2008. The votes cast for each director were as follows:

Nominee	For	Against
Cheryl A. Francis	117,614,615	317,817
Dale L. Gifford	117,601,030	331,402
Thomas J. Neff	116,549,680	1,382,752

The results of the voting on the additional items indicated below was as follows: (a) To ratify the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending on September 30, 2005. The votes of the shareholders on this ratification were as follows: For – 117,493,177, Against – 369,008, Abstained – 70,247.

ITEM 6.	Exhibits

a.	Exhibits.

10.1	Loan Agreement, between Hewitt Relocation Services, Inc. and Union Bank of California, N.A., dated January 25, 2005.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS	3 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date:	May 4, 2005	By:	/s/ DAN A. DECANNIERE
Dan A. DeCanniere
Chief Financial Officer
(principal financial and accounting officer)