Form 10-Q
period 2005-06-30
HEWITT ASSOCIATES INC
filed 2005-08-08
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding Shares at June 30, 2005
Class A Common Stock - $0.01 par value	54,376,002
Class B Common Stock - $0.01 par value	49,485,625
Class C Common Stock - $0.01 par value	4,079,533

107,941,160

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$96,076	$129,481
Short-term investments	37,617	183,205
Client receivables and unbilled work in process, less allowances of $23,313 and $21,732 at June 30, 2005 and September 30, 2004, respectively	575,016	522,882
Prepaid expenses and other current assets	80,007	50,546
Funds held for clients	68,360	14,693
Deferred income taxes, net	—	246

Total current assets	857,076	901,053

Non-Current Assets:
Deferred contract costs	215,697	162,602
Property and equipment, net	273,104	236,480
Capitalized software, net	98,892	84,969
Other intangible assets, net	265,605	107,322
Goodwill, net	659,550	285,743
Other assets, net	28,713	29,805

Total non-current assets	1,541,561	906,921

Total Assets	$2,398,637	$1,807,974

LIABILITIES
Current Liabilities:
Accounts payable	$42,053	$20,909
Accrued expenses	174,040	83,226
Funds held for clients	68,360	14,693
Advanced billings to clients	123,218	106,934
Accrued compensation and benefits	124,417	181,812
Deferred income taxes, net	11,611	—
Short-term debt and current portion of long-term debt	36,949	13,445
Current portion of capital lease obligations	4,859	5,373
Employee deferred compensation and accrued profit sharing	34,639	49,450

Total current liabilities	620,146	475,842

Long-Term Liabilities:
Deferred contract revenues	113,343	118,025
Debt, less current portion	210,932	121,253
Capital lease obligations, less current portion	77,490	79,982
Other long-term liabilities	110,065	83,063
Deferred income taxes, net	4,742	70,456

Total long-term liabilities	516,572	472,779

Total Liabilities	$1,136,718	$948,621

Commitments and Contingencies (Note 13)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(Dollars in thousands except share and per share amounts)

	June 30, 2005	September 30, 2004
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 67,887,037 and 32,480,669 shares issued, 54,376,002 and 31,954,151 shares outstanding, as of June 30, 2005 and September 30, 2004, respectively	$679	$325
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 49,485,625 and 61,707,114 shares issued and outstanding, as of June 30, 2005 and September 30, 2004, respectively	495	617
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,079,533 and 4,391,862 shares issued and outstanding as of June 30, 2005 and September 30, 2004, respectively	41	44
Restricted stock units, 101,672 and 118,363 units issued and outstanding, as of June 30, 2005 and September 30, 2004, respectively	2,085	2,166
Additional paid-in capital	1,308,950	633,934
Cost of common stock in treasury, 13,511,035 and 526,518 shares of Class A common stock as of June 30, 2005 and September 30, 2004, respectively	(388,053)	(13,414)
Retained earnings	288,621	194,430
Unearned compensation	(24,522)	(27,799)
Accumulated other comprehensive income	73,623	69,050

Total stockholders’ equity	1,261,919	859,353

Total Liabilities and Stockholders’ Equity	$2,398,637	$1,807,974

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005(1)	2004	2005(1)	2004
Revenues:
Revenues before reimbursements (net revenues)	$711,867	$551,783	$2,119,351	$1,630,082
Reimbursements	12,808	11,947	43,191	43,817

Total revenues	724,675	563,730	2,162,542	1,673,899

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	411,034	358,561	1,237,188	1,046,571
Initial public offering restricted stock awards	4,134	3,790	12,725	12,470
Reimbursable expenses	12,808	11,947	43,191	43,817
Other operating expenses	195,977	103,378	575,219	318,886
Selling, general and administrative expenses	44,698	31,802	127,628	86,507

Total operating expenses	668,651	509,478	1,995,951	1,508,251

Operating income	56,024	54,252	166,591	165,648

Other expenses, net:
Interest expense	(5,738)	(4,674)	(17,364)	(14,474)
Interest income	2,110	931	6,894	1,980
Other income (expense), net	746	196	740	(1,122)

	(2,882)	(3,547)	(9,730)	(13,616)

Income before income taxes	53,142	50,705	156,861	152,032

Provision for income taxes	20,139	20,789	62,670	62,333

Net income	$33,003	$29,916	$94,191	$89,699

Earnings per share:
Basic	$0.31	$0.31	$0.83	$0.94
Diluted	$0.31	$0.30	$0.82	$0.91

Weighted average shares:
Basic	106,138,164	95,933,048	112,866,338	95,866,711
Diluted	107,595,757	98,265,128	114,793,884	98,046,725

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s results from the closing date of October 1, 2004.

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$94,191	$89,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,427	56,555
Amortization	47,657	32,015
Amortization of premiums and discounts on available-for-sale securities	358	—
Discount accretion on convertible senior notes	932	—
Impairment of customer relationship intangible assets	9,569	—
Initial public offering restricted stock awards	11,590	11,313
Restricted stock awards	7,953	—
Director stock remuneration	304	220
Deferred income taxes	9,348	(450)
Realized losses on short-term investments, net	236	—
Changes in operating assets and liabilities, net of effect of acquisition:
Client receivables and unbilled work in process	30,040	(16,769)
Prepaid expenses and other current assets	13,153	(6,122)
Funds held for clients	(29,029)	(2,189)
Deferred contract costs	(52,677)	(9,117)
Accounts payable	(873)	3,948
Accrued compensation and benefits	(71,459)	(6,231)
Accrued expenses	17,452	19,763
Funds held for clients liability	29,029	2,189
Advanced billings to clients	10,919	(5,899)
Deferred contract revenues	(4,652)	(1,554)
Employee deferred compensation and accrued profit sharing	(14,910)	(8,433)
Other long-term liabilities	18,296	4,523

Net cash provided by operating activities	190,854	163,461
Cash flows from investing activities:
Purchases of short-term investments	(180,442)	(378,280)
Proceeds from sales of short-term investments	435,566	348,495
Additions to property and equipment	(74,410)	(39,686)
Cash (paid) received from acquisitions, net of cash paid for transaction costs	4,683	(10,951)
Increase in other assets	(36,833)	(19,755)

Net cash provided by (used in) investing activities	148,564	(100,177)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,505	2,691
Short-term borrowings	96,674	15,946
Repayments of short-term borrowings	(81,379)	(38,554)
Repayments of long-term debt	(13,000)	(13,000)
Repayments of capital lease obligations	(3,774)	(5,636)
Purchase of Class A common shares into treasury	(374,639)	(7,225)

Net cash used in financing activities	(372,613)	(45,778)
Effect of exchange rate changes on cash and cash equivalents	(210)	690

Net increase (decrease) in cash and cash equivalents	(33,405)	18,196
Cash and cash equivalents, beginning of period	129,481	67,785

Cash and cash equivalents, end of period	$96,076	$85,981

Supplementary disclosure of cash paid during the period:
Interest paid	$13,025	$15,622
Income taxes paid	$28,896	$43,195

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility is reasonably assured.

The Company’s outsourcing contracts typically have three- to five-year terms for benefits services and seven- to ten-year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period the related ongoing services revenues are recognized (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense evenly over the period the related ongoing services revenues are recognized. If a client terminates an outsourcing contract prior to scheduled termination, both the remaining deferred implementation revenues and related costs are recognized through the period in which the termination occurs. Outsourcing ongoing service fees are generally recognized on a monthly basis, typically based on the number of plan participants, employees or services. Services provided outside the scope of our outsourcing contracts are recognized on a time-and-material or fixed fee basis.

The Company’s clients typically pay for consulting services either on a time-and-material or fixed-fee basis. Revenues are recognized under time-and-material based arrangements monthly as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method or at the completion of a project based on facts and circumstances of the client arrangement.

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

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts for multiple services primarily in its Outsourcing segment. In cases where the services are separable and there exists sufficient evidence of their fair values to separately account for each of the stand-alone deliverables, we account for each service as a separate unit of accounting, allocating the contract consideration to each service based upon its relative fair market value. In the event the individual services are not separable, the services are bundled into one unit of accounting and revenue is recognized on a proportional performance basis or on a straight-line basis (adjusted primarily for volume changes) over the term of the contract starting at the time predominant services are delivered. In the event revenue recognition is delayed until the time predominant services are delivered, the associated service delivery costs are also deferred and amortized over the revenue recognition period.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, implementation efforts may be required to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. Specific, incremental and direct costs of implementation are deferred and amortized over the period the related ongoing services revenues are recognized. Such costs may include costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. Implementation fees are received from our clients either up front or over the ongoing services period in the fee per participant. Up-front set up fees received from clients are recognized as revenue evenly over the contract revenue recognition period. Additionally, at June 30, 2005 and September 30, 2004, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

Funds Held for Clients

Some of the Company’s outsourcing agreements require the Company to hold funds on behalf of clients. Funds held on behalf of clients are segregated from Hewitt corporate funds. The increase in the funds held for clients at June 30, 2005 from September 30, 2004 is primarily due to the Company’s merger with Exult, Inc. (Note 5) and the timing of when client obligations become due relative to the receipt of client funds. There is usually a short period of time between when we receive funds and when we pay obligations on behalf of clients. Any difference, however, may result in a significant level of funds held for clients, particularly, at the end of the month.

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

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit of the Company’s business to which the goodwill has been assigned, to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of estimates and assumptions. Intangible assets are initially valued at fair market using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon the comparison of the estimated fair value of the intangible asset to the carrying value of the intangible asset, with any shortfall from fair value recognized as an impairment expense in the current period.

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

The Company also grants nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Under APB Opinion No. 25, because the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a term of ten years.

For purposes of pro forma disclosures, applying the Black Scholes valuation method, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$33,003	$29,916	$94,191	$89,699
Reported stock-based compensation expense, net of tax	4,074	2,236	12,917	7,357
Pro forma stock-based compensation expense, net of tax	(21,827)	(4,307)	(37,587)	(13,698)

Pro forma net income	$15,250	$27,845	$69,521	$83,358

Net income per share – basic:
As reported	$0.31	$0.31	$0.83	$0.94

Pro forma	$0.14	$0.29	$0.62	$0.87

Net income per share – diluted:
As reported	$0.31	$0.30	$0.82	$0.91

Pro forma	$0.14	$0.28	$0.61	$0.85

The reduction in pro forma net income and pro forma net income per share during the three and nine months ended June 30, 2005, is related primarily to the acceleration of vesting of certain of the Company’s outstanding out-of-the-money stock options awarded in the 2004 equity cycle under the Company’s Global Stock and Incentive Compensation Plan. See Note 12 for additional information.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method. The SEC recently extended the effective date of SFAS No. 123(R), such that the Company would begin to apply the Statement on October 1, 2005, the beginning of the Company’s 2006 fiscal year. The Company continues to evaluate the impact of SFAS No. 123(R) on its consolidated results of operations and financial position. The Company plans to apply SFAS No. 123(R) using the Modified Prospective method. Compensation expense for the unvested awards at October 1, 2005 will be measured based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of SFAS 123, less adjustments for forfeitures and additional adjustments prescribed by SFAS 123(R).

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) became effective. The AJCA provides a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The AJCA applies to repatriated foreign earnings in either the Company’s fiscal year ending September 30, 2005 or the Company’s fiscal year ending September 30, 2006. In December 2004, the FASB issued FASB Statement of Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately, however, the Company was allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. During the quarter ended June 30, 2005, the Company recorded a $106 tax liability associated with the planned voluntary repatriation of funds occurring prior to September 30, 2005.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company. With the merger with Exult, Inc. and the assumed obligation of $102,300 of Exult’s convertible senior notes on October 1, 2004, the Company’s earnings per share computations considers the convertible notes to the extent that the notes are determined to be dilutive. See Note 4 for additional information on earnings per share.

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

On February 11, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 8,000,000 shares of its Class A, Class B and Class C common stock through a modified “Dutch Auction” tender offer including the right to purchase additional shares for a total repurchase of up to $300,000. The tender offer expired on March 16, 2005 and the Company repurchased 6,662,954 Class A shares and 3,681,872 Class B shares, or 10,344,826 shares in total, at a purchase price of $29.00 per share. Upon repurchase, the Class B shares were converted into Class A shares. The aggregate amount paid for the shares was $300,000, which was funded through the sale of investments, cash on hand and short-term borrowings. The Company also incurred approximately $712 of estimated tender-related professional expenses. A total of $300,712 was recorded as treasury stock, at cost.

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

Each share of the Company’s Class B and Class C common stock is convertible into Class A common stock on a one-for-one basis, subject to certain restrictions, and has been included in both basic and diluted outstanding shares.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$33,003	$29,916	$94,191	$89,699

Weighted-average number of shares of common stock for basic	106,138,164	95,933,048	112,866,338	95,866,711

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	740,272	1,015,739	815,300	881,798
Unexercised in-the-money stock options	717,321	1,316,341	1,112,246	1,298,216

Weighted-average number of shares of common stock for diluted	107,595,757	98,265,128	114,793,884	98,046,725

Earnings per share—basic	$0.31	$0.31	$0.83	$0.94

Earnings per share—diluted	$0.31	$0.30	$0.82	$0.91

Debt securities convertible into 1,870,748 weighted-average shares of Class A common stock were outstanding in the three and nine months ended June 30, 2005, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive, as the effect of the assumed discontinuation of interest expense would be greater than the addition of assumed converted shares. Warrants to purchase 200,000 weighted-average shares of Class A common stock, which the Company assumed in the Exult transaction, were outstanding in the three and nine months ended June 30, 2005, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. The Company did not have any convertible debt securities or warrants in the comparable prior-year periods. Stock options to purchase 3,668,428 and 56,477 weighted-average shares of Class A common stock were outstanding in the three months ended, and 1,260,007 and 54,014 weighted-average shares were outstanding in the nine months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Class A common stock.

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

The merger has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Exult are recorded in the consolidated financial statements at their respective fair values as of the merger date. The preliminary allocation of the purchase price has resulted in the allocation of $369,608 to goodwill, all of which was assigned to the Outsourcing segment. No portion of this goodwill is expected to be deductible for tax purposes. The combined results of operations from the merger are included in the consolidated financial statements within the Outsourcing segment from October 1, 2004, the date of the merger.

The Company has determined the following preliminary estimated fair values for the assets purchased and liabilities assumed as of the merger date. The determination of estimated fair value requires management to make significant estimates and assumptions. The Company has engaged an independent third party to assist in the valuation of assets. To the extent that the estimates used in the purchase accounting need to be refined, the Company will do so upon making that determination but not later than one year from the date of merger.

	October 1, 2004
Total purchase price		$684,969
Less net assets acquired:
Cash and cash equivalents	$31,585
Short-term investments	110,412
Client receivables and unbilled revenues	80,137
Prepaid expenses and other current assets	46,388
Property and equipment	14,240
Contractual customer relationships (10-15 year estimated lives)	137,356
Core technology (10 year estimated life)	47,000
Purchased software (3-5 year estimated lives)	7,210
Tradenames (10 year estimated life)	2,000
Deferred tax assets, net	63,201
Convertible senior notes	(102,300)
Accounts payable and accrued expenses	(119,414)
Other assets and liabilities, net	(2,454)

		315,361

Preliminary allocation of goodwill resulting from merger		$369,608

The Company continues to refine estimates in the preliminary purchase price allocation. In connection with these efforts, the Company is continuing to review the client arrangements and any commitments and liabilities assumed as of the merger date. During the three months ended June 30, 2005, the Company revised the amounts recorded for contractual customer relationship intangible assets, other liabilities and deferred taxes, which increased goodwill by $2,143. The Company will complete its review of the preliminary allocation of the purchase price during the quarter ended September 30, 2005. At this time, the Company anticipates final adjustments will be made related to the expected resolution of contract preacquisition contingencies, as well as other adjustments related to finalizing fair valuations with the assistance of a third party valuation advisor.

In connection with the merger, the Company formulated facility exit and severance strategies. The Company estimated and recorded $13,721 of liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. These strategies are not yet finalized and the Company may take further action such as additional or different workforce reductions, relocations or facility exit strategies. The Company expects the strategies and plans to be finalized in the quarter ended September 30, 2005 and to result in adjustments to goodwill.

Facility Exit and Severance Cost Accrual

Balance October 1, 2004	$13,721
Cash payments	(2,351)

Balance December 31, 2004	11,370
Cash payments	(1,002)
Adjustments to the estimate (1)	788
Other (3)	292

Balance March 31, 2005	11,448
Cash payments	(262)
Adjustments to the estimate (2)	(3,202)
Other (3)	51

Balance June 30, 2005	$8,035

(1)	Changes in the estimated facility exit cost accrual in the quarter ended March 31, 2005, resulted from the inclusion of additional facility exit costs, primarily related to revised rent expense estimates.
(2)	Changes in the estimated facility exit cost accrual in the quarter ended June 30, 2005, related primarily to lower exit costs as a result of a lease termination ahead of schedule for one location.
(3)	Other represents foreign currency translation and imputed interest.

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

As part of the Company’s merger with Exult, the Company assumed an obligation under a fully vested warrant to purchase up to 200,000 shares of the Company’s Class A common stock. The warrant expires in April 2008 and is currently exercisable. The warrant may only be exercised in its entirety, must be exercised in a single transaction and must be exercised on a cashless, net issuance basis. The exercise price is derived from a formula with a minimum exercise price of $37.75 per share.

The following unaudited pro forma combined income statements with explanatory notes present illustrative combined unaudited statements of operations of Hewitt and Exult for the three and nine months ended June 30, 2004, giving effect to the merger as if it had been completed on October 1, 2003, the beginning of Hewitt’s 2004 fiscal year. The unaudited pro forma income statements have been derived from and should be read in conjunction with the historical consolidated financial statements and the related notes of both Hewitt and Exult. The unaudited pro forma combined financial information shows the impact of the merger with Exult on Hewitt’s historical results of operations applying the purchase method of accounting. Under this method of accounting, the results of operations of Hewitt and Exult were combined from the merger date forward.

The unaudited pro forma combined income statements are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the merger actually taken place as of the date specified, or that may be expected to occur in the future. They do not assume any benefits from cost savings or synergies and they do not reflect any integration costs that the combined company realized or incurred after the merger. The unaudited pro forma combined income statements reflect the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue. Hewitt’s ongoing service revenues are typically billed and recognized on a monthly basis as services are rendered and based on volume-driven output measures. Exult’s policy was to recognize revenue for long-term, multi-deliverable process management contracts for each reporting period based on the proportion of contract costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. For a more detailed description of Hewitt’s and Exult’s revenue recognition policies, please refer to the historical consolidated financial statements and the related notes of Hewitt and Exult.

Pro Forma Combined Income Statement

(unaudited)

	Three Months Ended June 30, 2004
(in thousands except share and per share data)	Hewitt	Exult	Exult Reclassifications	Pro Forma Adjustments		Hewitt/Exult Pro Forma Combined
Revenues:
Revenues before reimbursements (net revenues)	$551,783	$128,520	$(42)	$(12,360 (3,287 5,382	)(A) )(B) (C)	$669,996
Reimbursements	11,947	—	—	—		11,947

Total revenues	563,730	128,520	(42)	(10,265)		681,943

Operating Expenses:
Cost of revenues	—	116,757	(116,757)	—		—
Compensation and related expenses, excluding initial public offering restricted stock awards	358,561	—	43,849	(473 260	)(D) (D)	402,197
Initial public offering restricted stock awards	3,790	—	—	—		3,790
Reimbursable expenses	11,947	—	—	—		11,947
Other operating expenses	103,378	—	75,021	(3,287 (4,950 2,211 (3,521 1,377	)(B) )(C) (C) )(E) (E)	170,229
Selling, general and administrative expenses	31,802	9,511	(1,972)	(14	)(C)	42,147
				2,998	(C)
				(178	)(F)

Total operating expenses	509,478	126,268	141	(5,577)		630,310

Operating income (loss)	54,252	2,252	(183)	(4,688)		51,633
Other expense, net	(3,547)	(417)	183	(111 834 (981	)(G) (H) )(H)	(4,039)

Income from continuing operations before income taxes		1,835
Income (loss) before income taxes	50,705		—	(4,946)		47,594
Provision for income taxes	20,789	26	—	(1,301	)(I)	19,514

Income from continuing operations		$1,809

Net income (loss)	$29,916		$—	$(3,645)		$28,080

Earnings per share:
Basic	$0.31					$0.24
Diluted	$0.30					$0.23

Weighted average shares:
Basic	95,933,048			22,092,826	(J)	118,025,874
Diluted	98,265,128			22,391,751	(J)	120,656,879

Certain amounts in the historical consolidated income statements of Exult have been reclassified to conform to Hewitt’s current presentation. These are labeled as Exult Reclassifications in the unaudited pro forma combined income statements. Discontinued operations reported in Exult’s historical consolidated statements of income have been excluded.

Pro Forma Combined Income Statement

(unaudited)

	Nine Months Ended June 30, 2004
(in thousands except share and per share data)	Hewitt	Exult	Exult Reclassifications	Pro Forma Adjustments		Hewitt/Exult Pro Forma Combined
Revenues:
Revenues before reimbursements (net revenues)	$1,630,082	$344,260	$(42)	$(8,963 (10,236 8,467	)(A) )(B) (C)	$1,963,568
Reimbursements	43,817	—	—	—		43,817

Total revenues	1,673,899	344,260	(42)	(10,732)		2,007,385

Operating Expenses:
Cost of revenues	—	327,193	(327,193)	—		—
Compensation and related expenses, excluding initial public offering restricted stock awards	1,046,571	—	125,638	(1,052	)(D)	1,171,703
				546	(D)

Initial public offering restricted stock awards	12,470	—	—	—		12,470
Reimbursable expenses	43,817	—	—	—		43,817
Other operating expenses	318,886	—	207,911	(10,236 (11,171 6,687 (9,468 5,213	)(B) )(C) (C) )(E) (E)	507,822

Selling, general and administrative expenses	86,507	26,272	(5,966)	(40 8,994 (178	)(C) (C) )(F)	115,589

Total operating expenses	1,508,251	353,465	390	(10,705)		1,851,401

Operating income (loss)	165,648	(9,205)	(432)	(27)		155,984

Other expense, net	(13,616)	(1,189)	432	(333 2,511 (2,957	)(G) (H) )(H)	(15,152)

Loss from continuing operations before income taxes		(10,394)
Income (loss) before income taxes	152,032		—	(806)		140,832
Provision for income taxes	62,333	144	—	(4,736	)(I)	57,741

Loss from continuing operations		$(10,538)

Net income	$89,699		$—	$3,930		$83,091

Earnings per share:
Basic	$0.94					$0.70
Diluted	$0.91					$0.69

Weighted average shares:
Basic	95,866,711			22,092,826	(J)	117,959,537
Diluted	98,046,725			22,347,406	(J)	120,394,131

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

Pro Forma Adjustments

The pro forma adjustments reflected in the unaudited pro forma combined income statements are as follows:

(A)	This adjustment reflects the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue based upon delivery of services. Hewitt’s ongoing service revenues are typically recognized on a monthly basis as services are rendered and based on volume-driven output measures. Exult’s policy was to recognize revenue for long-term multi-deliverable process management contracts for each reporting period based on the proportion of costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. The effect of this adjustment is to decrease net revenues by $12,360 and $8,963 for the three and nine months ended June 30, 2004, respectively. (For the nine months ended June 30, 2004, this entry also has the effect of removing the $23.9 million Bank of America termination adjustment that Exult recorded in their quarter ended March 31, 2004.)

(B)	These adjustments reflect the elimination of Hewitt services sold to Exult. All significant intercompany balances and transactions have been eliminated from the unaudited pro forma combined income statements.

(C)	These adjustments reflect the write off of Exult’s historical amortization of intangible assets and record the amortization of intangible assets (other than goodwill) resulting from the merger. The impact of these adjustments is to decrease amortization expense as follows:

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Historical amortization expense	$10,346	$19,678
Pro forma amortization expense	(5,209)	(15,681)

Decrease in amortization expense	$5,137	$3,997

The reversal of amortization of certain intangible assets which were recorded by Exult as a reduction of revenue over the applicable contract term resulted in a net increase to net revenues of $5,382 and $8,467 for the three and nine months ended June 30, 2004, respectively.

(D)	This adjustment eliminates the amortization of unearned compensation on Exult’s heritage restricted stock awards. In connection with the merger, the majority of Exult’s heritage restricted stock was converted into Hewitt Class A common stock, keeping the original restrictions and vesting periods. As a result, the adjustment also records the amortization of the unearned compensation of the converted restricted stock.

(E)	These adjustments reflect the write off of Exult’s historical depreciation of property and equipment and record the depreciation of property and equipment acquired in the merger based on their estimated fair values and useful lives. The impact of these adjustments is to decrease depreciation expense as follows:

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Historical depreciation expense	$3,521	$9,468
Pro forma depreciation expense	(1,377)	(5,213)

Decrease in depreciation expense	$2,144	$4,255

(F)	This adjustment reflects the elimination of professional fees incurred by Exult related to the merger.

(G)	This adjustment reduces interest income as a result of the cash payments of $29,545 pertaining to the settlement of Exult’s employee stock options for $23,545 and incentive bonuses of $6,000 for the portion of the 2004 bonus period ending September 30, 2004. Had the cash payment occurred as of October 1, 2003 for the unaudited pro forma income statements, interest income on cash and cash equivalents would have been lower by $111 and $333 for the three and nine months ended June 30, 2004, respectively.

(H)	These adjustments record the interest expense on long-term debt instruments and capital lease obligations based upon the fair value of those instruments and obligations at the date of merger. The impact of the adjustments was to increase interest expense by $147 and $446 for the three and nine months ended June 30, 2004, respectively.

(I)	This adjustment reflects the anticipated income tax expense, which was redetermined based on the combined income of Exult and Hewitt. The adjusted effective tax rate is 41% for both the pro forma three and nine months ended June 30, 2004. Actual effective tax rates may differ from the pro forma rates reflected in these unaudited pro forma combined income statements and will ultimately depend on several variables, including the mix of earnings between domestic and international operations (including the amount of any foreign losses for which a valuation allowance is recorded), and the overall level of earnings.

(J)	For the three and nine months ended June 30, 2004, the weighted average shares were calculated using the historical weighted average shares outstanding of Hewitt and the actual number of Hewitt shares issued for the merger at October 1, 2004. Earnings per share data have been computed based on the combined historical net income of Hewitt, income from continuing operations for Exult and the impact of pro forma purchase accounting adjustments.

6. Short-Term Investments

Short-term investments are comprised of available-for-sale securities at June 30, 2005 and September 30, 2004, and consist of the following:

	June 30, 2005		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments (1):
Corporate notes	$7,711	$7,679	$—	$—
Asset-backed securities	7,470	7,266	—	—
U.S. Treasuries and Agencies	12,718	12,672	—	—
Auction rate municipal bonds	10,000	10,000	183,205	183,205

Short-term investments	$37,899	$37,617	$183,205	$183,205

(1)	Prior to the October 1, 2004 merger with Exult, the Company’s short-term investments consisted of auction rate municipal bonds. The Company’s investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates which typically reset every 28 to 35 days. As a result, prior to October 1, 2004, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its available-for-sale securities. All income generated from the auction rate municipal bonds is recorded as interest income.

As of June 30, 2005, there were gross unrealized holding gains of $11 and gross unrealized holding losses of $293 from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at June 30, 2005 and September 30, 2004 consist of the following:

	June 30, 2005		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments:
Due in less than one year	$24,605	$24,557	$4,855	$4,855
Due after one year through five years	13,192	12,958	—	—
Due after five years through ten years	—	—	9,500	9,500
Due after ten years	102	102	168,850	168,850

Short-term investments	$37,899	$37,617	$183,205	$183,205

7. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at June 30, 2005 and September 30, 2004, consist of the following:

	June 30, 2005	September 30, 2004
Client receivables	$364,090	$339,306
Unbilled work in process	210,926	183,576

	$575,016	$522,882

As of June 30, 2005 and September 30, 2004, $15,014 and $18,003, respectively, of additional unbilled work in process is classified within Other Assets, net.

8. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the nine months ended June 30, 2005 and 2004, no goodwill impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the nine months ended June 30, 2005:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2004	$40,655	$245,088	$285,743
Additions and other adjustments	369,608	—	369,608
Effect of changes in foreign exchange rates	6,706	(2,507)	4,199

Balance at June 30, 2005	$416,969	$242,581	$659,550

Goodwill additions during the nine months ended June 30, 2005 resulted primarily from the Company’s merger with Exult (see Note 5).

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. During the quarter ended March 31, 2005, in connection with the termination of two Outsourcing client contracts, the Company recorded a $9,569 impairment expense related to customer relationship intangibles assets. The fair values of the customer relationship intangible assets were estimated by discounting the remaining cash flows related to each customer’s contract and were compared to the carrying values of the intangible assets to determine the impairment charge. The impairment charge was recorded in the Outsourcing segment results and shown within selling, general and administrative expenses on the Company’s statement of operations.

The following is a summary of intangible assets at June 30, 2005 and September 30, 2004:

	June 30, 2005			September 30, 2004
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$287,150	$188,258	$98,892	$242,128	$157,159	$84,969
Trademarks and tradenames	14,345	7,817	6,528	12,478	5,821	6,657
Core technology	47,000	3,525	43,475	—	—	—
Customer relationships	237,423	21,821	215,602	109,422	8,757	100,665

Total	$585,918	$221,421	$364,497	$364,028	$171,737	$192,291

The increases in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships are primarily the result of the Exult merger. The increase in customer relationships is partially offset by impairment charges of $9,569 incurred in the quarter ended March 31, 2005.

Amortization expense related to definite-lived intangible assets for the three and nine months ended June 30, 2005 and 2004, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Capitalized software	$9,643	$8,626	$28,800	$26,190
Trademarks and tradenames	709	653	2,153	1,969
Core technology	1,175	—	3,525	—
Customer relationships	4,402	1,270	13,179	3,856

Total	$15,929	$10,549	$47,657	$32,015

9. Related Party Transactions

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of the Company, is providing certain support services to FORE Holdings LLC, formerly known as Hewitt Holdings LLC, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement totaled $52 and $87 for the nine months ended June 30, 2005 and 2004, respectively. All such fees have been paid by FORE Holdings through June 30, 2005.

In May 2005, FORE Holdings sold the majority of its properties to a third party. Upon closing of the sale, Hewitt Associates LLC entered into amended lease agreements with the third party. Under the amended leases, rent and lease terms remained the same. Hewitt Associates LLC has agreed to two debt covenants (minimum net worth and leverage ratio) identical to those that already exist on the Company’s unsecured senior term notes and Hewitt Associates LLC also waived a purchase option right with respect to the properties sold and one other property. In exchange for the amended terms, Hewitt Associates received $3,000 in consideration at closing from FORE Holdings. The $3,000 will reduce the Company’s rent expense related to the properties over the remaining lease terms which run through March 2020.

10. Restructuring Activities

The Company realigned its client development group and incurred one-time severance-related expenses as a result in the three months ended June 30, 2005. The majority of these costs are reflected within unallocated shared service costs and these expenses are shown within compensation and related expenses on the Company’s statement of operations. The Company expects to pay these costs by January 31, 2006; however, employees were not required to provide service beyond sixty days. (See Note 15 for additional information).

Severance Costs
Severance cost accrual	$9,383
Cash payments	(476)

Balance June 30, 2005	$8,907

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

The components of net periodic benefit costs for the three and nine months ended June 30, 2005 and 2004, included:

	Pension Benefits				Health Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$2,659	$2,250	$7,576	$6,582	$317	$295	$951	$885
Interest cost	1,986	1,897	5,876	5,510	192	173	576	519
Expected return on plan assets	(1,748)	(1,751)	(5,313)	(5,040)	—	—	—	—
Amortization of:
Unrecognized prior service cost	—	—	—	—	9	45	27	135
Unrecognized loss	45	90	135	268	50	29	150	87
Transition obligation	—	—	—	—	32	8	96	24

Net periodic benefit cost	$2,942	$2,486	$8,274	$7,320	$600	$550	$1,800	$1,650

As of June 30, 2005, contributions of $7,030 were made to the pension plans and contributions of $227 were made to the health benefit plans in fiscal year 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent of Medicare Part D.

In accordance with the FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and revised guidance released in January 2005, the Company evaluated its plan and determined this quarter that the plan is the actuarial equivalent of a benefit under Medicare Part D. The adoption of FSP 106-2 has not had, and is not expected to have, a material effect on the financial condition or results of operations of the Company. The financial statements and the notes to the financial statements do not include the effect of the Act on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

12. Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of June 30, 2005, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of June 30, 2005, there were 7,876,142 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted-average price of $19.02 per share) and recognized as unearned compensation within stockholders’ equity. The Company has been recognizing the awards as compensation expense over the six-month and four-year vesting periods. For the three and nine months ended June 30, 2005, compensation expense for the initial public offering restricted stock awards was $4,134 and $12,725, respectively, including the award compensation expense and applicable payroll taxes for the respective periods. For the three and nine months ended June 30, 2004, compensation expense for the initial public offering restricted stock awards was $3,790 and $12,470, respectively, including the award compensation expense and applicable payroll taxes for the respective periods. Also, during the three months ended June 30, 2005, employees surrendered 235,196 shares of Class A common stock from the shares of restricted stock and restricted stock units that vested during the period for payment of the employees’ income taxes associated with the vesting of these awards. The shares were recorded as treasury stock at an average cost of $25.62 and the Company paid the taxes on the employees’ behalf.

In connection with the Company’s merger with Exult, the Company granted 692,139 shares of Class A restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share) and vest ratably through June 27, 2006.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest in equal annual installments over a period of four years. As of June 30, 2005, the Company had 10,767,141 options outstanding with a weighted average exercise price of $23.72.

On June 8, 2005, the Company’s Board of Directors approved the acceleration on such date of the vesting of certain outstanding, unvested out-of-the-money stock options awarded in the 2004 equity cycle under the Company’s Global Stock and Incentive Compensation Plan, except for options awarded to employees in certain non-U.S. jurisdictions where the vesting would cause tax or regulatory issues. None of the stock options impacted by the acceleration are stock options held by any of the Company’s independent directors. The 2004 stock options that were accelerated have exercise prices that are above $25.50, the closing price of the Company’s common stock on the New York Stock Exchange on June 8, 2005, and range in exercise price from $27.47 to $29.32 per share. Options to purchase approximately 3,487,318 shares became exercisable immediately as a result of the acceleration of vesting. The primary purpose of the acceleration was to reduce the impact of future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options upon the effective date of SFAS No. 123(R), which the Company believes to be in the best interest of stockholders. The Company also believes that because the stock options which were accelerated have exercise prices in excess of the current market price, the stock options are not fully achieving their original objective of incentive compensation and employee retention, and the acceleration may have a positive impact on employee morale.

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

14. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$33,003	$29,916	$94,191	$89,699
Other comprehensive income:
Foreign currency translation adjustments	(20,813)	(6,069)	4,855	30,131
Unrealized losses on investments	(38)	—	(282)	—

Total comprehensive income	$12,152	$23,847	$98,764	$119,830

The change in the foreign currency translation during the three and nine months ended June 30, 2005, as compared to the three and nine months ended June 30, 2004, was primarily due to changes in the value of the British pound sterling relative to the U.S. dollar.

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

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt’s client development group is included in shared services for all periods presented. In May 2005, the Company announced plans to restructure and realign the client development group to report into industry and client teams in the Outsourcing and Consulting Segments in the upcoming 2006 fiscal year. The realignment of this group is expected to be completed by the end of calendar year 2005.

In all reported periods, the compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared service costs. The costs of information systems, human resources and the direct client service activities by the client development function have been, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount.

The tables below present information about the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Outsourcing (1)
Revenues before reimbursements (net revenues)	$498,145	$353,121	$1,512,814	$1,059,195
Segment income (2)	54,852	67,132	188,867	216,717

Consulting
Revenues before reimbursements (net revenues)	$213,722	$198,662	$606,537	$570,887
Segment income (2)	53,624	36,336	126,707	94,964

Total Company (1)
Revenues before reimbursements (net revenues)	$711,867	$551,783	$2,119,351	$1,630,082
Reimbursements	12,808	11,947	43,191	43,817

Total revenues	$724,675	$563,730	$2,162,542	$1,673,899

Segment income (2)	$108,476	$103,468	$315,574	$311,681
Charges not recorded at the Segment level – Initial public offering restricted stock awards	4,134	3,790	12,725	12,470
Unallocated shared service costs (2)	48,318	45,426	136,258	133,563

Operating income (2)	$56,024	$54,252	$166,591	$165,648

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results from the merger date of October 1, 2004.
(2)	As compared to fiscal 2004, lower provisions for performance-based compensation increased Total Company operating income by $13,561 and $49,598 during the three and nine months ended June 30, 2005. By segment, Outsourcing segment income increased by $4,507 and $13,631 in the three and nine months ended June 30, 2005, respectively, Consulting segment income increased by $7,767 and $22,364 for the three and nine months ended June 30, 2005, respectively. Lower performance-based compensation expense reduced unallocated shared service costs by $1,287 and $13,603 in the three and nine months ended June 30, 2005, respectively.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2005”or “fiscal 2005” means the twelve-month period that ends September 30, 2005. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Recent Developments

Accelerated Vesting of Certain Stock Options

On June 8, 2005, our Board of Directors approved the acceleration on such date of the vesting of certain outstanding, unvested out-of-the-money stock options awarded in the 2004 equity cycle under the Company’s Global Stock and Incentive Compensation Plan, except for options awarded to employees in certain non-U.S. jurisdictions where the vesting would cause tax or regulatory issues. None of the stock options impacted by the acceleration are stock options held by any of our independent directors. The 2004 stock options that were accelerated have exercise prices that are above $25.50, the closing price of our common stock on the New York Stock Exchange on June 8, 2005, and range in exercise price from $27.47 to $29.32 per share. Options to purchase approximately 3,487,318 shares became exercisable immediately as a result of the acceleration of vesting (see Note 12 to the consolidated financial statements).

Tender Offer

On June 16, 2004, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of our cash position and expected future cash flows. Through February 4, 2005, we repurchased 2,393,450 shares of its Class A common stock under this authorization for $68,234 at an average price per share of $28.51.

On February 4, 2005, we announced that our Board of Directors authorized the replacement of the $150 million share repurchase program with a plan to repurchase up to $300 million of Hewitt’s Class A, Class B and Class C common shares in the next twelve months, depending on market conditions and other customary factors.

On February 11, 2005, we announced that our Board of Directors had authorized the repurchase of up to 8 million shares of its Class A, Class B and Class C common stock through a modified “Dutch Auction” tender offer including the right to purchase additional shares for a total repurchase of up to $300 million. The tender offer expired on March 16, 2005 and we repurchased 6,662,954 Class A shares and 3,681,872 Class B shares, or 10,344,826 shares in total, at a purchase price of $29.00 per share. Upon repurchase, the Class B shares were converted into Class A shares. The aggregate amount paid for the shares was $300 million and we also incurred approximately $0.7 million of estimated tender-related professional expenses. A total of $300.7 million was recorded as treasury stock, at cost, in the quarter ended March 31, 2005.

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

Release of Transfer Restrictions

Prior to June 27, 2005, FORE Holdings had released transfer restrictions on approximately 28.0 million Class B and Class C shares, of which approximately 12.4 million were sold, including 3.2 million in the quarter ending June 30, 2005. As of June 27, 2005, transfer restrictions contained in our stockholders’ agreement with FORE Holdings and the holders of Class B and Class C shares have lapsed with respect to all Class B and Class C shares except that approximately 9.0 million Class B shares and 1.2 million Class C shares held by active owners are not available at full market value until June 27, 2006. In addition, transfer restrictions lapsed on the Class A shares held by certain Exult senior executives.

Segments

Of our $2.2 billion of consolidated net revenues for fiscal 2004, 65% was generated in our Outsourcing segment and 35% was generated in our Consulting segment. Primarily as a result of our merger with Exult, Outsourcing and Consulting accounted for 71% and 29% of net revenues, respectively, for the first nine months of fiscal 2005.

Outsourcing

Our outsourcing business is comprised of a broad range of human resource services including benefits outsourcing, payroll, workforce administration, rewards management, recruiting and staffing, performance management, learning and development, talent management, global mobility, time and attendance, accounts payable, procurement expertise and vendor management. With the merger of Exult on October 1, 2004, we expanded our global presence and brought together existing service capabilities. The largest service area is benefits outsourcing. While we expect this service to continue to grow and to become a part of our broader HR BPO services, its percentage of the total Outsourcing business will decrease as we expand into the broader HR BPO service areas.

There is strong interest in our expanded multi-process HR BPO services following the merger with Exult. We have noted a shift in prospective clients considering broader HR outsourcing solutions and the additional integrated services we offer. Some effects that we expect to see in future results include business mix issues relating to the development of the HR BPO business at growing rates of profitability. When we initially bring on new HR BPO clients, we typically assume their existing cost structure, including personnel and third party subcontractors, and work to transform the processes, systems and service delivery to reduce costs over time so that greater profitability is realized in later years of the contracts. As this part of the business grows within our Outsourcing segment, there will be a negative impact on margins that we expect to improve as the HR BPO contracts mature and become more profitable.

With respect to the benefits outsourcing business, we are seeing demand for these services being incorporated into broader HR BPO services and envision these services being delivered in a more integrated way in the future.

Outsourcing net revenues include revenues recognized by Hewitt for which it contracts for delivery of services with third parties. In these arrangements, Hewitt bears the risks associated with the delivery of the subcontracted services. The third party supplier services are incurred primarily in connection with our acquired multi-process HR BPO contracts. These “third party supplier” revenues and related expenses are included in the current and pro forma prior-year periods and have nominal profitability.

As previously disclosed, the Company experienced a termination of two acquired HR BPO contracts which resulted in impairment charges of $10 million recorded during the quarter ended March 31, 2005. One of these contracts will account for approximately $180 million of revenue in fiscal year 2005. This contract will be substantially completed by the end of the fiscal year with minimal revenue continuing into the first quarter of fiscal year 2006. The Company believes that the termination of this contract is not material to its future operations as a significant portion of the annual revenues (approximately $106 million) is third party supplier revenue, which is only nominally profitable.

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

We experience a high level of recurring work because of our clients’ annual needs for certain of our services, such as actuarial valuations of defined benefit plans and consultations regarding the processes of compensation plan review and health plan selection and negotiation. Certain of our consulting services, however, support more discretionary or event-driven client activities, including the re-engineering of a client’s human resources policies, corporate restructuring and change (e.g., mergers and acquisitions), and programs and projects designed to improve human resources effectiveness. As we have seen in our business and industry, the demand for these services can be affected by general economic conditions, the financial position of our clients and the particular strategic activities they may be considering, and, therefore, is variable from period to period and more difficult for us to predict.

Other

On May 4, 2005, we announced a realignment of our client development group, a shared service practice. We are adjusting staffing levels and aligning professionals to report into industry and client teams in Outsourcing and Consulting in the upcoming 2006 fiscal year. The realignment of this group within the segments is expected to be completed by the end of the calendar year 2005. During the quarter ended June 30, 2005, we incurred $9.4 million of severance expense (see Note 10 to the consolidated financial statements).

In connection with other restructuring activities across the Company, we expect to incur an estimated $1.7 million of severance related expenses in the fourth quarter of fiscal 2005.

Consolidated Financial Highlights

Net Revenues

Net revenues increased 29.0%, to $712 million for the three months ended June 30, 2005, from $552 million in the prior year comparable period, and increased 30.0%, to $2,119 million, for the nine months ended June 30, 2005, from $1,630 million in the prior year comparable period. This increase was primarily due to our merger with Exult on October 1, 2004. For a meaningful comparison and discussion of our results, we will refer to the prior year results of the Company and Exult on a pro forma combined basis, assuming the merger with Exult occurred on October 1, 2003, the beginning of our fiscal 2004, for comparison with our current year consolidated results. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results.

On a pro forma basis, net revenues increased 6.2%, to $712 million in the third quarter of 2005, from $670 million in the pro forma 2004 third quarter. For the nine months ended June 30, 2005, net revenues increased 7.9%, to $2,119 million, from $1,964 million in the comparable pro forma prior-year period. The net effects of favorable foreign currency translation, principally from changes in European currencies relative to the U.S. dollar, were approximately $5 million and $24 million for the three and nine months ended June 30, 2005, respectively. Revenues from our fiscal 2004 acquisition of the majority interest in our Puerto Rico operations and Exult’s acquisition of ReloAction, a relocation service company, totaled approximately $3 million and $18 million for the respective three and nine-month periods, also contributed to the increase. After adjusting for these factors, net revenues increased $33 million, or 5.0%, for the three months and $114 million, or 5.8%, for the nine months ended June 30, 2005, over pro forma revenues in the comparable prior-year periods. For both the three and nine months ended June 30, 2005, increases in net revenue were primarily related to the Outsourcing segment on an organic, constant currency basis.

Outsourcing revenue growth, after adjusting for the effects of our acquisitions of the majority interest in our Puerto Rico operations and Exult’s acquisition of ReloAction and favorable foreign currency translation as described above, was 4.5% over the pro forma 2004 third quarter, and 6.7% over the pro forma 2004 nine-month period. Third party supplier revenues were $65 million and $51 million in the three months ended June 30, 2005 and the comparable pro forma prior-year period, and were $176 million and $140 million in the nine months ended June 30, 2005 and the comparable pro forma prior-year period, respectively. Net revenue growth in Outsourcing in the current year was primarily due to an increase in services to new and existing HR BPO clients and increases in third party supplier revenues of $14 million in the quarter and $36 million in the nine months ended June 30, 2005 relative to the pro forma prior-year periods. Benefits outsourcing net revenues increased in the nine months ended June 30, 2005, but were flat in the quarter compared to the pro forma prior-year periods.

Consulting revenues increased 6.2% and 3.5% on an organic, constant currency basis for the quarter and nine months of 2005, over the respective pro forma 2004 revenues. For the three months ended June 30, 2005, this increase was primarily due to growth in retirement and financial management consulting services in all global regions, as well as growth in health management services and talent and organization consulting services, the latter, particularly outside of North America. For the nine-months ended June 30, 2005, the increase was primarily due to growth in retirement and financial management worldwide, and talent and organization consulting services primarily outside North America.

Operating Income

Operating income increased 3.3%, to $56 million, from $54 million in the prior year third quarter. For the nine-month period ended June 30, 2005, operating income of $167 million reflects a 0.6% increase from the comparable prior-year period. As a percentage of net revenues, operating income decreased from 9.8% to 7.9% in the third quarter, and from 10.2% to 7.9% in the nine months ended June 30, 2005.

Operating income for the three months ended June 30, 2005 increased 8.5%, to $56 million, from $52 million in the comparable pro forma prior-year period. Operating income for the nine months ended June 30, 2005 increased 6.8%, to $167 million, from $156 million in the comparable pro forma prior-year period. As a percentage of net revenues, operating income for the three months ended June 30, 2005 increased to 7.9%, from 7.7% in the comparable pro forma prior-year period, and for the nine months ended June 30, 2005 stayed even with the prior year pro forma at 7.9%. Lower provisions for performance-based compensation and discretionary benefit plan expenses increased operating income by $21 million and $54 million for the three and nine-month periods ended June 30, 2005, respectively, versus comparable pro forma prior-year periods.

Also included in the current year results were Exult retention-related awards expense of $3 million in the quarter ($10 million for the nine-month period), and the addition of the 2004 acquisitions of the majority interest in our Puerto Rico operations and ReloAction, which contributed $1 million and $3 million of operating income for the three and nine months ended June 30, 2005, respectively. The current year nine-month period also includes charges totaling $10 million for impairments of customer relationship intangible assets related to the termination of two acquired Outsourcing contracts. Taken as a whole, these items had the net effect of improving reported Outsourcing and Consulting segment income and segment income as a percentage of net revenue during the three and nine months ended June 30, 2005. Lower performance-based compensation and benefit plan expenses also reduced reported shared service costs and shared services cost as a percentage of net revenue.

Outsourcing segment margin decreased to 11.0% in the current quarter, from 14.6% in the pro forma prior-year quarter. Outsourcing segment margin decreased to 12.5% for the nine months ended June 30, 2005, from 15.8% in the pro forma prior-year period. Included in the current year results were lower performance-based compensation of $5 million and lower discretionary benefit plan expenses in the quarter (and lower performance-based compensation of $14 million and lower discretionary benefit plan expenses in the nine-month period, along with the $10 million customer relationship intangible assets impairment charges), Exult retention-related awards expense of $3 million in the quarter (and $10 million in the nine-month period), and the addition of the 2004 acquisitions of the majority interest in our Puerto Rico operations and ReloAction which contributed $1 million and $3 million of operating income for the three and nine months ended June 30, 2005, respectively. Aside from these changes, outsourcing margins decreased due to lower benefits outsourcing margins, a higher proportion of lower margin HR BPO early stage client contracts and increases in third party supplier revenues which have nominal profitability relative to services provided directly by Hewitt.

In Consulting, segment margin increased to 25.1% in the current quarter, from 18.6% in the pro forma prior-year quarter, and to 20.9% for the nine months ended June 30, 2005, versus 17.0% in the pro forma prior-year period. The current year Consulting segment margin improvement over the prior year was partially due to lower performance-based compensation of $8 million and lower discretionary benefit plan expenses in the quarter (and lower performance-based compensation of $22 million and lower discretionary benefit plan expenses in the nine-month period) versus prior periods. Excluding the effects of lower performance-based compensation and benefit plan expenses, Consulting margins increased during the three and nine months ended June 30, 2005 over the pro forma prior-year periods. For both the three and nine months, margins increased primarily in retirement and financial management and talent and organization consulting services across all regions and particularly in Europe and North America.

Critical Accounting Policies and Estimates

For a more detailed description of our significant accounting policies and basis of presentation, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Conforming with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this Quarterly Report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances change; however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition and client contract loss reserves, deferred contract costs and revenues, performance-based compensation, accounts receivable and unbilled work in process, goodwill and other intangible assets, retirement plans and income taxes.

Revenues

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Outsourcing contract terms typically range from three- to five-years for benefits contracts and seven- to ten-years for HR BPO contracts, while consulting arrangements are generally of a short-term nature. In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts for multiple services primarily in its Outsourcing segment. In cases where the services are separable and there exists sufficient evidence of their fair values to separately account for each of the stand-alone deliverables, we account for each service as a separate unit of accounting, allocating the contract consideration to each service based upon its relative fair market value. In the event the individual services are not separable, the services are bundled into one unit of accounting and revenue is recognized on a proportional performance basis or on a straight-line basis (adjusted primarily for volume changes) over the term of the contract starting at the time predominant services are delivered. In the event revenue recognition is delayed until the time predominant services are delivered, the associated service delivery costs are also deferred and amortized over the revenue recognition period.

Our clients typically pay for consulting services either on a time-and-material or on a fixed-fee basis. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method, which utilizes estimates of overall profitability and stages of project completion, or at the completion of a project, based on facts and circumstances of the client arrangement.

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

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, implementation efforts may be required to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. Specific, incremental and direct costs of implementation are deferred and amortized over the period the related ongoing services revenues are recognized. Such costs may include costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. Implementation fees are received from our clients either up front or over the ongoing services period in the fee per participant. Up-front set up fees received from clients are recognized as revenue evenly over the contract revenue recognition period. Additionally, at June 30, 2005 and September 30, 2004, a small portion of the deferred contract revenues includes deferred revenue on payroll software maintenance agreements.

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. A key factor mitigating this risk is our diverse client base. For the three and nine months ended June 30, 2005 and 2004, no single client accounted for more than 10% of our total revenues.

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

We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon the comparison of the estimated fair value of the intangible asset to the carrying value of the intangible asset, with any shortfall from fair value recognized as an impairment expense in the current period.

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

Historical Results of Operations

Three Months Ended June 30, 2005 and 2004

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the three months ended June 30, 2005 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended June 30,
			Increase/(Decrease)		% of Net Revenues
Dollar amounts in thousands	2005 (1)	2004	Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$711,867	$551,783	$160,084	29.0%	100.0%	100.0%
Reimbursements	12,808	11,947	861	7.2	1.8	2.2

Total revenues	724,675	563,730	160,945	28.6	101.8	102.2

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	411,034	358,561	52,473	14.6	57.7	65.0
Initial public offering restricted stock awards	4,134	3,790	344	9.1	0.6	0.7
Reimbursable expenses	12,808	11,947	861	7.2	1.8	2.2
Other operating expenses	195,977	103,378	92,599	89.6	27.5	18.7
Selling, general and administrative expenses	44,698	31,802	12,896	40.6	6.3	5.8

Total operating expenses	668,651	509,478	159,173	31.2	93.9	92.4

Operating income	56,024	54,252	1,772	3.3	7.9	9.8

Other expenses, net	(2,882)	(3,547)	665	(18.7)	(0.5)	(0.6)

Income before income taxes	53,142	50,705	2,437	4.8	7.4	9.2

Provision for income taxes	20,139	20,789	(650)	(3.1)	2.8	3.8

Net income	$33,003	$29,916	$3,087	10.3%	4.6%	5.4%

(1)	On October 1, 2004, we merged with Exult, Inc. and its results are included in our results from that date.

As a result of the merger with Exult, Inc. on October 1, 2004, the results of operations for the three months ended June 30, 2005 and 2004 are not comparable. The results for the three months ended June 30, 2005 include the consolidated operating results of Exult, however, the results for the three months ended June 30, 2004 do not include Exult. For a more meaningful comparison, the following table presents the historical results of Hewitt for the three months ended June 30, 2005, compared with the unaudited pro forma results for the three months ended June 30, 2004, as if the merger and consolidation had occurred on October 1, 2003. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. The information for the three months ended June 30, 2005 and the unaudited pro forma results for the three months ended June 30, 2004 are derived from unaudited consolidated financial statements. In our opinion, information for the three months ended June 30, 2005, and the unaudited pro forma results for the three months ended June 30, 2004, contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future.

	Three Months Ended June 30,
			Increase/(Decrease)		% of Net Revenues
Dollar amounts in thousands	2005	Pro forma 2004	Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$711,867	$669,996	$41,871	6.2%	100.0%	100.0%
Reimbursements	12,808	11,947	861	7.2	1.8	1.8

Total revenues	724,675	681,943	42,732	6.3	101.8	101.8

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	411,034	402,197	8,837	2.2	57.7	60.0
Initial public offering restricted stock awards	4,134	3,790	344	9.1	0.6	0.6
Reimbursable expenses	12,808	11,947	861	7.2	1.8	1.8
Other operating expenses	195,977	170,229	25,748	15.1	27.5	25.4
Selling, general and administrative expenses	44,698	42,147	2,551	6.1	6.3	6.3

Total operating expenses	668,651	630,310	38,341	6.1	93.9	94.1

Operating income	56,024	51,633	4,391	8.5	7.9	7.7

Other expenses, net	(2,882)	(4,039)	1,157	(28.6)	(0.5)	(0.6)

Income before income taxes	53,142	47,594	5,548	11.7	7.4	7.1
Provision for income taxes	20,139	19,514	625	3.2	2.8	2.9

Net income	$33,003	$28,080	$4,923	17.5%	4.6%	4.2%

Overview

In addition to our merger with Exult in fiscal 2005, there is one other acquisition that alters comparability between our fiscal 2005 and 2004 third quarter results. On May 15, 2004, Exult acquired ReloAction, a relocation services company. The results of ReloAction are included in our results from its acquisition date of May 15, 2004. Therefore, ReloAction is in our results for the entire three months ended June 30, 2005, but is not included in the unaudited pro forma results for the entire three months ended June 30, 2004. Please also note that the unaudited pro forma combined results do not assume any benefits from cost savings or synergies and do not reflect any integration costs that the combined company realized or incurred after the merger. Where these items have a material impact on comparability between the 2005 historical and 2004 pro forma results, we have noted them in the analysis that follows.

Net Revenues

Net revenues for the three months ended June 30, 2005, increased 6.2%, to $712 million, from $670 million in the pro forma comparable prior-year period. Adjusting for the net favorable effects of foreign currency translation of approximately $5 million and the favorable effects of Exult’s acquisition of ReloAction of approximately $3 million, net revenues grew 5.0% over the pro forma comparable prior-year period. Outsourcing net revenues increased by 5.7%, to $498 million, from $471 million in the pro forma comparable prior-year period. Excluding the favorable effects of Exult’s acquisition of ReloAction of approximately $3 million and the net favorable effects of foreign currency translation of approximately $3 million, Outsourcing net revenues increased 4.5% over the pro forma comparable prior-year period. Outsourcing revenue growth was primarily related to increased services to new and existing clients in our HR BPO business and an increase of $14 million in third party supplier revenues over the pro forma prior-year quarter. Consulting net revenues for the quarter increased by 7.6%, to $214 million, from $199 million in the pro forma comparable prior-year period. A portion of this growth was due to the net favorable effect of foreign currency translation of approximately $3 million. Adjusting for the effects of foreign currency, Consulting net revenues increased by 6.2% in the three months ended June 30, 2005, as compared to the pro forma prior-year period. This increase was primarily due to growth in retirement and financial management consulting services in all global regions, health management, and talent and organization consulting services particularly outside of North America.

Compensation and Related Expenses

Compensation and related expenses (which include personnel, supplemental staffing and related expenses) increased 2.2%, to $411 million for the three months ended June 30, 2005, from $402 million in the pro forma comparable prior-year period. As a percentage of net revenues, compensation and related expenses decreased to 57.7% from 60.0% of net revenues over the pro forma prior-year quarter. Increases in compensation and related expenses were primarily related to increases in personnel to support Outsourcing segment growth, wage increases, severance-related expenses relating primarily to the client development group realignment of $9.4 million, the effects of foreign currency translation, the Exult retention-related awards of $3 million, and compensation expenses related to Exult’s acquisition of ReloAction of approximately $2 million, offset by the decrease in compensation from lower performance-based compensation expense of $14 million and lower discretionary benefit plan expense of $8 million versus the pro forma prior-year quarter. The decrease in compensation and related expenses as a percentage of net revenues also reflects a higher proportion of net revenues managed by Hewitt and provided by third party suppliers in addition to Company personnel, where the costs of third party suppliers are reported in other operating expenses.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $96 million were recorded as initial public offering restricted stock award expense from June 27, 2002, through June 30, 2005, of which $4 million was recorded for the three months ended June 30, 2005, and $4 million was recorded for the pro forma comparable prior-year period. The remaining $14 million of unearned compensation as of June 30, 2005, will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs) increased 15.1%, to $196 million in the three months ended June 30, 2005, from $170 million in the pro forma comparable prior-year period. As a percentage of net revenues, other operating expenses increased to 27.5%, from 25.4% of net revenues quarter over pro forma quarter. The $26 million period-over-pro-forma-period increase and increase in other operating expenses as a percentage of net revenues reflects primarily an increase in third party supplier expenses resulting from a higher mix of services we manage and provide to some of our HR BPO clients through contracted third party vendors and increased client service delivery expenses in HR BPO and benefits outsourcing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 6.1%, to $45 million in the three months ended June 30, 2005, from $42 million in the pro forma comparable prior-year period. As a percentage of net revenues, SG&A expenses were 6.3% in both the current quarter and prior-year pro forma quarter. The increase in SG&A was primarily due to higher professional fees in the areas of tax consulting, compliance and other corporate services.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other income or expense) declined 28.6%, to $2.9 million in the three months ended June 30, 2005, from $4.0 million in the pro forma comparable prior-year period. As a percentage of net revenues, other expenses, net declined to 0.5% from 0.6% quarter over pro forma quarter. The largest component of this decrease in net expense is attributable to approximately $0.6 million in interest income recognized in connection with an $11 million refund of prepaid rent stemming from a client termination in the second quarter of fiscal 2005. The refund and accrued interest was negotiated with the client and finalized in the third quarter of fiscal 2005. The increase in interest income more than offset increased interest expense related to short-and long-term debt outstanding during the quarter.

Provision for Income Taxes

The provision for income taxes was $20 million for both the three months ended June 30, 2005 and the pro forma comparable prior-year period. There was an increase in the provision for taxes of 3.2%, which was due to the increase in income before income taxes for the current quarter partially offset by a decrease in the expected effective tax rate. For the three months ended June 30, 2005, our effective tax rate was 37.9% of income before income taxes. During the third quarter, our expected effective tax rate for the year ending September 30, 2005 changed from 41% to 40% of our income before income taxes. The change primarily relates to an increase in the forecasted earnings of our Controlled Foreign Corporations, which are not subject to taxation in the United States until the earnings are repatriated, and a projected change in the income apportioned to each state which had the effect of reducing our effective tax rate. Each quarter, we calculate our expected annual tax rate and apply this rate to calculate our year-to-date tax provision. As a result, the rate used for our quarterly provision may differ from our expected annual effective tax rate. Our estimates reflect the information available at this time and our best judgment; however, actual income or taxes may differ.

Nine Months Ended June 30, 2005 and 2004

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the nine-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the nine months ended June 30, 2005 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Nine Months Ended June 30,
			Increase/(Decrease)		% of Net Revenues
Dollar amounts in thousands	2005 (1)	2004	Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$2,119,351	$1,630,082	$489,269	30.0%	100.0%	100.0%
Reimbursements	43,191	43,817	(626)	(1.4)	2.0	2.7

Total revenues	2,162,542	1,673,899	488,643	29.2	102.0	102.7

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,237,188	1,046,571	190,617	18.2	58.4	64.2
Initial public offering restricted stock awards	12,725	12,470	255	2.0	0.6	0.8
Reimbursable expenses	43,191	43,817	(626)	(1.4)	2.0	2.7
Other operating expenses	575,219	318,886	256,333	80.4	27.1	19.5
Selling, general and administrative expenses	127,628	86,507	41,121	47.5	6.0	5.3

Total operating expenses	1,995,951	1,508,251	487,700	32.3	94.1	92.5

Operating income	166,591	165,648	943	0.6	7.9	10.2

Other expenses, net	(9,730)	(13,616)	3,886	(28.5)	(0.5)	(0.9)

Income before income taxes	156,861	152,032	4,829	3.2	7.4	9.3

Provision for income taxes	62,670	62,333	337	0.5	3.0	3.8

Net income	$94,191	$89,699	$4,492	5.0%	4.4%	5.5%

(1)	On October 1, 2004, we merged with Exult, Inc. and its results are included in our results from that date.

As a result of the merger with Exult, Inc. on October 1, 2004, the results of operations for the nine months ended June 30, 2005 and 2004 are not comparable. The results for the nine months ended June 30, 2005 include the consolidated operating results of Exult, however, the results for the nine months ended June 30, 2004, do not include Exult. For a more meaningful comparison, the following table presents the historical results of Hewitt for the nine months ended June 30, 2005, compared with the unaudited pro forma results for the nine months ended June 30, 2004, as if the merger and consolidation had occurred on October 1, 2003. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. The information for the nine months ended June 30, 2005, and the unaudited pro forma results for the nine months ended June 30, 2004, are derived from unaudited consolidated financial statements. In our opinion, information for the nine months ended June 30, 2005, and the unaudited pro forma results for the nine months ended June 30, 2004, contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future.

	Nine Months Ended June 30,
			Increase/(Decrease)		% of Net Revenues
Dollar amounts in thousands	2005	Pro forma 2004	Amount	%	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$2,119,351	$1,963,568	$155,783	7.9%	100.0%	100.0%
Reimbursements	43,191	43,817	(626)	(1.4)	2.0	2.2

Total revenues	2,162,542	2,007,385	155,157	7.7	102.0	102.2

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,237,188	1,171,703	65,485	5.6	58.4	59.7
Initial public offering restricted stock awards	12,725	12,470	255	2.0	0.6	0.6
Reimbursable expenses	43,191	43,817	(626)	(1.4)	2.0	2.2
Other operating expenses	575,219	507,822	67,397	13.3	27.1	25.9
Selling, general and administrative expenses	127,628	115,589	12,039	10.4	6.0	5.9

Total operating expenses	1,995,951	1,851,401	144,550	7.8	94.1	94.3

Operating income	166,591	155,984	10,607	6.8	7.9	7.9

Other expenses, net	(9,730)	(15,152)	5,422	(35.8)	(0.5)	(0.7)

Income before income taxes	156,861	140,832	16,029	11.4	7.4	7.2

Provision for income taxes	62,670	57,741	4,929	8.5	3.0	3.0

Net income	$94,191	$83,091	$11,100	13.4%	4.4%	4.2%

Overview

In addition to our merger with Exult in 2005, there are two other acquisitions that alter comparability between our fiscal 2005 and 2004 nine month results. On February 5, 2004, we acquired the majority interest in our Puerto Rico operations. On May 15, 2004, Exult acquired ReloAction, a relocation services company. We refer to these acquisitions as the “2004 acquisitions” below. The results of the 2004 acquisitions are included in our results from their respective acquisition dates. Therefore, they are included in our results for the entire nine months ended June 30, 2005, but are included for only partial periods in the comparable pro forma prior-year periods. Additionally, the unaudited pro forma combined results do not assume any benefits from cost savings or synergies and do not reflect any integration costs that the combined company realized or incurred after the merger. Where these items have a material impact on comparability between the 2005 historical and 2004 pro forma results, we have noted them in the analysis that follows.

Net Revenues

Net revenues for the nine months ended June 30, 2005 increased 7.9%, to $2,119 million, from $1,964 million in the pro forma comparable prior-year period. Adjusting for the net favorable effects of foreign currency translation of approximately $24 million and the favorable effects of the 2004 acquisitions of approximately $18 million, net revenues grew 5.8% over the pro forma comparable prior-year period. Outsourcing net revenues increased by 8.6%, to $1,513 million in the nine-month period, from $1,393 million in the pro forma comparable prior-year period. Excluding the favorable effects of the 2004 acquisitions of approximately $16 million and the net favorable effects of foreign currency translation of approximately $10 million, Outsourcing net revenues increased 6.7% in the nine months ended June 30, 2005, over the pro forma comparable prior-year period. Outsourcing revenue growth was primarily related to increased services to new and existing clients in our HR BPO business, an increase of $36 million in third party supplier revenues, and, to a lesser extent, increases in revenue from our benefits outsourcing business. Consulting net revenues for the nine-month period ending June 30, 2005, increased by 6.2%, to $607 million, from $571 million in the pro forma comparable prior-year period. A portion of this growth was due to the net favorable effect of foreign currency translation of approximately $15 million and the favorable effect of the acquisition of the majority interest in our Puerto Rico operations of approximately $1 million. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting net revenues increased by 3.5% in the nine months ended June 30, 2005. The increase was primarily due to growth in retirement and financial management in all regions and talent and organization consulting services primarily outside North America.

Compensation and Related Expenses

Compensation and related expenses (which include personnel, supplemental staffing and related expenses) increased 5.6%, to $1,237 million for the nine months ended June 30, 2005, from $1,172 million in the pro forma comparable prior-year period. As a percentage of net revenues, compensation and related expenses decreased to 58.4% from 59.7% in the pro forma prior-year period. The $65 million increase in compensation and related expenses was due to increases in wages, primarily outsourcing personnel to support Outsourcing segment growth, severance-related expenses due primarily to the client development group realignment of $9.4 million, the effects of foreign currency translation, the Exult retention-related awards of $10 million, and compensation expenses related to the 2004 acquisitions of approximately $10 million, offset in part by lower performance-based compensation of $50 million and lower discretionary benefit plan expense of $5 million versus the pro forma prior-year period. Lower compensation and related expenses as a percentage of net revenues also reflects a higher proportion of net revenues managed by Hewitt and provided by third party suppliers in addition to Company personnel, where the costs of third party suppliers are reported in other operating expenses.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $96 million were recorded as initial public offering restricted stock award expense from June 27, 2002, through June 30, 2005, of which $13 million was recorded for the nine months ended June 30, 2005, and $12 million was recorded for the pro forma comparable prior-year period. The remaining $14 million of unearned compensation as of June 30, 2005, will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs) increased 13.3%, to $575 million in the nine months ended June 30, 2005, from $508 million in the pro forma comparable prior-year period. As a percentage of net revenues, other operating expenses increased to 27.1% for the nine months ended June 30, 2005, from 25.9% in the comparable pro forma prior-year period. The $67 million period-over-pro-forma-period increase and increase in other operating expenses as a percentage of net revenues reflects primarily an increase in third party supplier expenses resulting from a higher mix of services we manage and provide to some of our HR BPO clients through contracted third party vendors and increased client service delivery expenses in HR BPO and benefits outsourcing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 10.4%, to $128 million in the nine months ended June 30, 2005, from $116 million in the pro forma comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 6.0% for the nine months ended June 30, 2005, from 5.9% in the comparable pro forma prior-year period. The increase as a percentage of net revenues was primarily due to the impairment of customer relationship intangibles of approximately $10 million, relating to two terminated client contracts, in the quarter ended March 31, 2005. Excluding the impairment charges, SG&A expenses as a percentage of net revenues declined to 5.6% in the current-year nine-month period.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other income or expense) declined 35.8%, to $10 million in the nine months ended June 30, 2005, from $15 million in the pro forma comparable prior-year period. As a percentage of net revenues, other expenses, net declined to 0.5% for the nine months ended June 30, 2005, from 0.7% in the comparable pro forma prior-year period, due to an increase in interest income on short-term investments during the nine months ended June 30, 2005, and other accrued interest income in the quarter ended June 30, 2005.

Provision for Income Taxes

The provision for income taxes was $63 million for the nine months ended June 30, 2005, compared to $58 million in the pro forma comparable prior-year period, an increase of 8.5%. The increase in the provision for income taxes is due to higher income before income taxes in the current-year period partially offset by a decrease in the expected effective tax rate. During the third quarter, our expected effective tax rate for the year ending September 30, 2005 changed from 41% to 40% of our income before income taxes. The change primarily relates to an increase in the forecasted earnings of our Controlled Foreign Corporations, which are not subject to taxation in the United States until the earnings are repatriated, and a projected change in the income apportioned to each state which had the effect of reducing our effective tax rate. Each quarter, we calculate our expected annual tax rate and apply this rate to calculate our year-to-date tax provision. As a result, the rate used for our quarterly provision may differ from our expected annual effective tax rate. Our estimates reflect the information available at this time and our best judgment; however, actual income or taxes may differ.

Segment Results

We operate many of the administrative and support functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, overall corporate management, finance and legal services, general office support and space management. Additionally, our client development group is included in shared services for all periods presented. In May 2005, we announced plans to restructure and realign the client development group to report into industry and client teams in the Outsourcing and Consulting Segments in the upcoming 2006 fiscal year. The realignment of this group is expected to be completed by the end of calendar year 2005.

In all reported periods, the compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared service costs. The costs of information systems, human resources and the direct client service activities by the client development function have been, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results (in thousands)

Three Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$498,145	$353,121	$145,024	41.1%
Segment income	54,852	67,132	(12,280)	(18.3)%
Segment income as a percentage of segment net revenues	11.0%	19.0%

Consulting
Revenues before reimbursements (net revenues)	$213,722	$198,662	$15,060	7.6%
Segment income	53,624	36,336	17,288	47.6%
Segment income as a percentage of segment net revenues	25.1%	18.3%

Total Company (1)
Revenues before reimbursements (net revenues)	$711,867	$551,783	$160,084	29.0%
Reimbursements	12,808	11,947	861	7.2%

Total revenues	$724,675	$563,730	$160,945	28.6%

Segment income	$108,476	$103,468	$5,008	4.8%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	4,134	3,790	344	9.1%
Unallocated shared service costs	48,318	45,426	2,892	6.4%

Operating income	$56,024	$54,252	$1,772	3.3%

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results from that date.

As a result of our merger with Exult, we have prepared unaudited pro forma segment results for the three months ended June 30, 2004, as if the merger and consolidation of Exult had occurred on October 1, 2003. The unaudited pro forma segment results were prepared in conjunction with the unaudited pro forma combined income statement. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. In preparing the unaudited pro forma segment results for the three months ended June 30, 2004, the Exult pro forma results were included within the Outsourcing segment. Those results were adjusted to allocate the expenses from Exult cost centers that mirror our shared services as described above into the unallocated shared costs. The combined pro forma Hewitt and Exult costs of information services, human resources and the direct client delivery activities provided by Hewitt’s client development function were allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and combined pro forma headcount. This reallocation resulted in a shift in allocated shared costs from the Consulting segment to the Outsourcing segment, and is consistent with the allocation methodology used by Hewitt for the three months ended June 30, 2004, and for all subsequent periods. The following table presents our historical segment results for the three months ended June 30, 2005, compared with our unaudited pro forma segment results for the three months ended June 30, 2004.

	Three Months Ended June 30,		Increase/(Decrease)
	2005	(Pro forma) 2004	Amount	%
Outsourcing
Revenues before reimbursements (net revenues)	$498,145	$471,334	$26,811	5.7%
Segment income	54,852	68,744	(13,892)	(20.2)%
Segment income as a percentage of segment net revenues	11.0%	14.6%

Consulting
Revenues before reimbursements (net revenues)	$213,722	$198,662	$15,060	7.6%
Segment income	53,624	37,023	16,601	44.8%
Segment income as a percentage of segment net revenues	25.1%	18.6%

Total Company
Revenues before reimbursements (net revenues)	$711,867	$669,996	$41,871	6.2%
Reimbursements	12,808	11,947	861	7.2%

Total revenues	$724,675	$681,943	$42,732	6.3%

Segment income	$108,476	$105,767	$2,709	2.6%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	4,134	3,790	344	9.1%
Unallocated shared service costs	48,318	50,344	(2,026)	(4.0)%

Operating income	$56,024	$51,633	$4,391	8.5%

Outsourcing

Outsourcing net revenues increased by 5.7%, to $498 million in the three months ended June 30, 2005, from $471 million in the pro forma comparable prior-year period. The revenue growth was due, in part, to the addition of revenues from the Exult 2004 acquisition of ReloAction as well as the effects of foreign currency translation. Excluding the effects of the acquisition of approximately $3 million and the net favorable effects of foreign currency translation of approximately $3 million, Outsourcing net revenues increased 4.5%. Outsourcing revenue growth was primarily related to increased services to new and existing clients in our HR BPO business and an increase of $14 million in third party supplier revenues over the pro forma prior-year quarter. Benefits outsourcing revenues were generally flat over the pro forma prior-year quarter. We are seeing an increase in interest for our broader HR outsourcing solutions and the additional integrated services we offer post-Exult merger. This shift in interest toward broader integrated HR outsourcing is slowing the rate at which we add new benefits client services that are bundled in broader and larger-scale HR BPO arrangements. Outsourcing revenues for standalone benefits outsourcing services were flat in the quarter as benefits participant volume increases of 4% year-over-year were offset by a decrease in one-time project revenues.

Outsourcing segment income decreased 20.2%, to $55 million in the three months ended June 30, 2005, from $69 million in the pro forma comparable prior-year period. Outsourcing segment income as a percentage of outsourcing net revenues decreased to 11.0% in the three months ended June 30, 2005, from 14.6% in the pro forma comparable prior-year period. Included in the results for the three months ended June 30, 2005, were Exult retention-related awards expense of $3 million and $1 million of operating income related to ReloAction. Segment income benefited from lower performance-based compensation expense of $5 million and lower discretionary benefit plan expenses relative to the pro forma prior-year quarter. Excluding these items, outsourcing margins decreased due to lower benefits outsourcing margins, a higher proportion of lower margin HR BPO early stage client contracts, and $14 million of increases in third party supplier revenues which have nominal profitability relative to services provided directly by Hewitt. Benefits margins were down primarily due to less client revenues from one-time projects and re-pricing of some older contracts earlier in the year.

Consulting

Consulting net revenues for the quarter ended June 30, 2005 increased by 7.6%, to $214 million, from $199 million in the pro forma comparable prior-year period. A portion of this growth was due to the net favorable effect of foreign currency translation of approximately $3 million. Adjusting for the effects of foreign currency translation, Consulting net revenues increased by 6.2% in the three months ended June 30, 2005, as compared to the pro forma prior-year period. This increase was primarily due to growth in retirement and financial management consulting services, health management services, and talent and organization consulting services particularly outside of North America.

Consulting segment income increased to $54 million for the three months ended June 30, 2005, from $37 million in the pro forma comparable prior-year period. Consulting segment margin increased to 25.1% from 18.6%. The increase in margin was partially due to lower performance-based compensation of $8 million and lower discretionary benefit plan expenses in the quarter. After considering these items, margins increased during the quarter versus the prior year, primarily in retirement and financial management and talent and organization consulting services in all regions, particularly Europe and North America, as well as health management services, due to the increase in revenues in each of these areas relative to compensation expenses in the three-month period over the pro forma prior-year period.

Nine Months Ended June 30, 2005 and 2004

	Nine Months Ended June 30,		Increase/(Decrease)
	2005	2004	Amount	%
Outsourcing (1)
Revenues before reimbursements (net revenues)	$1,512,814	$1,059,195	$453,619	42.8%
Segment income	188,867	216,717	(27,850)	(12.9)%
Segment income as a percentage of segment net revenues	12.5%	20.5%

Consulting
Revenues before reimbursements (net revenues)	$606,537	$570,887	$35,650	6.2%
Segment income	126,707	94,964	31,743	33.4%
Segment income as a percentage of segment net revenues	20.9%	16.6%

Total Company (1)
Revenues before reimbursements (net revenues)	$2,119,351	$1,630,082	$489,269	30.0%
Reimbursements	43,191	43,817	(626)	(1.4)%

Total revenues	$2,162,542	$1,673,899	$488,643	29.2%

Segment income	$315,574	$311,681	$3,893	1.2%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	12,725	12,470	255	2.0%
Unallocated shared service costs	136,258	133,563	2,695	2.0%

Operating income	$166,591	$165,648	$943	0.6%

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in the Company’s Outsourcing segment results from that date.

As a result of our merger with Exult, we have prepared unaudited pro forma segment results for the nine months ended June 30, 2004, as if the merger and consolidation of Exult had occurred on October 1, 2003. The unaudited pro forma segment results were prepared in conjunction with the unaudited pro forma combined income statement. We refer you to Note 5 to the consolidated financial statements for additional information on the pro forma results. In preparing the unaudited pro forma segment results for the nine months ended June 30, 2004, the Exult pro forma results were included within the Outsourcing segment. Those results were adjusted to allocate the expenses from Exult cost centers that mirror our shared services as described above into the unallocated shared costs. The combined pro forma Hewitt and Exult costs of information services, human resources and the direct client delivery activities provided by Hewitt’s client development function were allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and combined pro forma headcount. This reallocation resulted in a shift in allocated shared costs from the Consulting segment to the Outsourcing segment, and is consistent with the allocation methodology used by Hewitt for the nine months ended June 30, 2004 and for all subsequent periods. The following table presents our historical segment results for the nine months ended June 30, 2005 compared with our unaudited pro forma segment results for the nine months ended June 30, 2004.

	Nine Months Ended June 30,		Increase/(Decrease)
	2005	(Pro forma) 2004	Amount	%
Outsourcing
Revenues before reimbursements (net revenues)	$1,512,814	$1,392,681	$120,133	8.6%
Segment income	188,867	219,456	(30,589)	(13.9)%
Segment income as a percentage of segment net revenues	12.5%	15.8%

Consulting
Revenues before reimbursements (net revenues)	$606,537	$570,887	$35,650	6.2%
Segment income	126,707	96,852	29,855	30.8%
Segment income as a percentage of segment net revenues	20.9%	17.0%

Total Company
Revenues before reimbursements (net revenues)	$2,119,351	$1,963,568	$155,783	7.9%
Reimbursements	43,191	43,817	(626)	(1.4)%

Total revenues	$2,162,542	$2,007,385	$155,157	7.7%

Segment income	$315,574	$316,308	$(734)	(0.2)%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	12,725	12,470	255	2.0%
Unallocated shared service costs	136,258	147,854	(11,596)	(7.8)%

Operating income	$166,591	$155,984	$10,607	6.8%

Outsourcing

Outsourcing net revenues increased by 8.6%, to $1,513 million in the nine months ended June 30, 2005, from $1,393 million in the pro forma comparable prior-year period. The revenue growth was due, in part, to the addition of revenues from the 2004 acquisitions as well as the effects of foreign currency translation. Excluding the favorable effects of the 2004 acquisitions of approximately $16 million and the net favorable effects of foreign currency translation of approximately $10 million, Outsourcing net revenues increased 6.7%. Outsourcing revenue growth was primarily due to increased services to new and existing clients in our HR BPO business, which included an increase in third party supplier revenues of $36 million, and, to a lesser extent, increases in revenue from our benefits outsourcing business. We are seeing an increase in revenues coming on-line for our broader HR BPO outsourcing solutions. Benefits outsourcing participant volumes increased 4% year over year, but planned re-pricing of some older contracts to current market prices and a decrease in revenues from one-time projects negatively affected revenues year-over-year.

Outsourcing segment income decreased 13.9%, to $189 million in the nine months ended June 30, 2005, from $219 million in the pro forma comparable prior-year period. Outsourcing segment income as a percentage of outsourcing net revenues decreased to 12.5% in the nine months ended June 30, 2005, from 15.8% in the pro forma comparable prior-year period. Included in the current year results were a $10 million customer relationship intangible assets impairment charge related to two Outsourcing contracts which were terminated in the quarter ended March 31, 2005, and Exult retention-related awards expense of $10 million and the addition of the 2004 acquisitions of Puerto Rico and ReloAction which contributed $3 million of operating income in the nine months ended June 30, 2005. Segment income also benefited from lower performance-based compensation expense of $14 million and lower discretionary benefit plan expenses relative to the pro forma prior-year period. Excluding these items, outsourcing margins decreased due to lower benefits outsourcing margins, a higher proportion of lower margin HR BPO early stage client contracts, and $36 million of increases in third party supplier revenues which have nominal profitability relative to services provided directly by Hewitt. Benefits margins decreased due to the re-pricing of some older contracts earlier in the year, a decrease in client revenues from one-time projects and higher client service delivery costs.

Consulting

Consulting net revenues in the nine-month period ended June 30, 2005 increased by 6.2%, to $607 million, from $571 million in the pro forma comparable prior-year period. A portion of this growth was due to the net favorable effect of foreign currency translation of approximately $15 million and the favorable effect of the acquisition of the majority interest in our Puerto Rico operations of approximately $1 million. Adjusting for the effects of foreign currency and the acquisition of the majority interest in our Puerto Rico operations, Consulting net revenues increased by 3.5% in the nine-month period ended June 30, 2005, as compared to the pro forma prior-year period. For the nine-month period ended June 30, 2005, the increase was primarily due to growth in retirement and financial management in all regions, and talent and organization consulting services primarily outside North America.

Consulting segment income increased by 30.8%, to $127 million in the nine-month period ended June 30, 2005, from $97 million in the pro forma comparable prior-year period. Consulting segment margin increased to 20.9% from 17.0%. The increase in margins was primarily due to lower performance-based compensation expense of $22 million and lower discretionary benefit plan expenses. After considering these items, margins increased during the nine months ended June 30, 2005 primarily in retirement and financial management and talent and organization consulting services in all regions, particularly Europe, in part, due to higher revenues relative to operating expenses during the current nine-month period over the prior year.

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

Summary of Cash Flows

(in thousands)

	Nine Months Ended June 30,
	2005	2004
Cash provided by Operating activities	$190,854	$163,461
Cash provided by (used in) Investing activities	148,564	(100,177)
Cash used in Financing activities	(372,613)	(45,778)
Effect of exchange rates on cash	(210)	690

Net (decrease) increase in cash and cash equivalents	(33,405)	18,196
Cash and cash equivalents at beginning of period	129,481	67,785

Cash and cash equivalents at end of period	$96,076	$85,981

Cash and cash equivalents were $96 million and $86 million at June 30, 2005 and 2004, respectively. Cash and cash equivalents decreased by $33 million, or 25.8%, in the nine months ended June 30, 2005, and increased by $18 million, or 26.8%, in the nine months ended June 30, 2004. Working capital, defined as current assets less current liabilities, was $237 million and $425 million at June 30, 2005 and September 30, 2004, respectively. The decrease in working capital was primarily related to the funding of the Company’s tender offer in the second quarter of 2005, in which the Company repurchased $300 million shares of the Company’s Class A common stock from shareholders, and which was funded through the sale of investments, cash on hand and short-term borrowings (see Note 3 to the Consolidated Financial Statements – “Tender Offer” for additional information).

For the nine months ended June 30, 2005 and 2004, cash provided by operating activities was $191 million and $163 million, respectively. The increase in cash provided by operating activities was primarily due to increased cash collections of receivables and advance billings, higher income from operations before non-cash items in the current year, and an $11 million refund of prepaid rent stemming from a client termination in the second quarter of fiscal 2005, partially offset by higher annual performance-based compensation paid out in early 2005 for the 2004 fiscal year, than was paid out in 2004 for the 2003 fiscal year, and an increase in expenditures related to deferred contract costs on new client contracts.

For the nine months ended June 30, 2005 and 2004, cash provided by investing activities was $149 million, and cash used in investing activities was $100 million, respectively. The increase in cash from investing activities primarily reflects a lower level of short-term investment purchases in the current year and an increase in the net proceeds from the sales of short-term investments to fund the stock repurchase in the tender offer during the second quarter of fiscal 2005. This was partially offset by higher expenditures for new computers, equipment and capitalized software, including mainframe computer and disk storage upgrades, new servers, personal computers, telecommunications equipment and software enhancements.

For the nine months ended June 30, 2005 and 2004, cash used in financing activities was $373 million and $46 million, respectively. The use of cash from financing activities in 2005 was primarily due to the repurchase of our common stock in the tender offer last quarter and an increase in repayments of debt, partially offset by increased short term borrowings.

We incur significant cash outflows in connection with new outsourcing contracts. During the nine months ended June 30, 2005, we capitalized, net of amortization, an additional $53 million of deferred contract costs; the great majority of these costs are in connection with our HR BPO services. Historically, we received a greater amount of implementation fees to cover our client investments on a contract at the beginning of the arrangement. Alternatively, these fees would also be earned and received as fees over the ongoing services period. In recent years, and primarily in connection with our HR BPO contracts, more of the client investments are being recovered over the ongoing services period. We generally have early termination provisions and other protections to recover these investments and fees for services provided to date. The fact that we spend more and recover less for our client service investments in earlier periods of a new contract, significantly reduces our operating cash flows in those periods when we enter into the new outsourcing contracts.

Commitments

Significant ongoing commitments consist primarily of leases and debt.

Historically, we have entered into operating leases with FORE Holdings and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Overlook Associates (an equity method investment of FORE Holdings). In May 2005, FORE Holdings sold the majority of the properties it owned to a third party. Effective upon closing of the sale, Hewitt Associates LLC entered into amended lease agreements with the third party lessor. Under the amended leases, rent and lease terms remained the same. Hewitt Associates LLC has agreed to two debt covenants (minimum net worth and leverage ratio) which already exist on the Company’s unsecured senior term notes and Hewitt Associates LLC also waived a purchase option right with respect to the properties sold and one other property. In exchange for the amended terms, Hewitt Associates received $3 million in consideration at closing from FORE Holdings. The $3 million will reduce the Company’s rent expense related to the properties over the remaining lease terms which run through March 2020. As of June 30, 2005, all of the Company’s leases are with third parties, other than Overlook Associates, in which FORE Holdings has a 51% interest. The future minimum aggregate lease payments on these leases totaled $428 million as of December 31, 2004.

We have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. As of December 31, 2004, the minimum aggregate lease payments on these leases totaled $781 million, including the operating leases on the properties sold by FORE Holdings.

Capital Leases

We currently have two capital leases for office space. At inception of the leases in the third quarter of fiscal 2002, we recorded $89 million in buildings and long-term debt to reflect the long-term capital lease obligations. Lease payments are made in monthly installments at 7.33% interest. As of June 30, 2005, the outstanding debt related to these leases was $81 million. Both leases provide for stepped rents over the lease term and options for renewal terms. One of the leases provides us with a right of first refusal on sale of the building and the other provides us with a right of first offer to purchase the building.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments and at various interest rates ranging from 2.455% to 7.0%. At June 30, 2005, the outstanding balance on the equipment financing agreements was $2 million.

Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements.

Variable Interest Rate Debt

We currently have two domestic unsecured line of credit facilities. On May 23, 2005, Hewitt closed on a five-year credit facility, with a six-bank syndicate, that provides for borrowings up to $200 million. This facility replaces a three-year facility that was scheduled to expire on September 30, 2005. Borrowings under the new facility accrue interest at LIBOR plus 30-to-60 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on May 23, 2010. Quarterly facility fees ranging from 7.5-to-15 basis points are charged on the average daily commitment under the facility. At June 30, 2005, there were no borrowings outstanding against the new facility.

In connection with the Exult merger, we assumed a domestic unsecured revolving line of credit facility which provides for borrowings up to $25 million and which expires on November 30, 2006. Borrowings under the facility accrue interest at LIBOR plus 52.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At June 30, 2005, $12.6 million was outstanding on the line of credit and was accruing interest at 5.03%.

Hewitt Bacon & Woodrow Ltd., (“HBW”) a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £5 million, at a current rate of 5.775%. The line of credit was recently renewed and will expire on July 31, 2006. As of June 30, 2005, there was no outstanding balance on the line of credit.

On December 22, 2004, HBW entered into a £6 million term loan credit facility agreement. The loan is repayable in 24 quarterly installments through December 2010 and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.67% at June 30, 2005. At June 30, 2005, the outstanding balance of the term loan was approximately £6 million or $11 million.

We have a contract with a global lending institution to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is available for Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of June 30, 2005, there were no borrowings under this contract.

Fixed Interest Rate Debt

Unsecured Senior Term Notes

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $121 million as of June 30, 2005. The $121 million consists of the following notes (in thousands):

Amount	Interest Rate	Terms
$10,000	7.65%	Repayable in October 2005
15,000	7.93%	Repayable in June 2007
6,000	7.94%	Repayable in five annual installments which began in March 2003
30,000	7.45%	Repayable in five annual installments which began in May 2004
10,000	8.11%	Repayable in June 2010
15,000	7.90%	Repayable in October 2010
35,000	8.08%	Repayable in five annual installments beginning in March 2008

$121,000

Convertible Senior Notes

As part of our merger with Exult, we assumed obligations on $110 million of 2.50% Convertible Senior Notes due October 1, 2010. On October 29, 2004, we merged Exult with and into Hewitt and became the sole obligor on the notes. The notes rank equally with all of our existing and future senior unsecured debt and will be effectively subordinated to all liabilities of each of our subsidiaries. We recorded the notes at their estimated fair value of $102,300 at the merger date and are accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method.

The notes are convertible into shares of Hewitt Class A common stock at any time before the close of business on the date of their maturity, unless the notes have previously been redeemed or repurchased, if (1) the price of Hewitt’s Class A common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The initial conversion rate is 17.0068 shares of Hewitt Class A common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of approximately $58.80 per share. Based upon the current conversion price, the notes if converted, would be convertible into 1,870,748 shares of Hewitt Class A common stock.

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

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners, a violation of which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth of $237 million at June 30, 2005, to maintain a maximum ratio of total debt to net worth of 0.45 to 1.00, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio not to exceed 2.25-to-1.00. At June 30, 2005, we were in compliance with the terms of our debt agreements.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method. The SEC recently extended the effective date of SFAS No. 123(R), such that the Company would begin to apply the Statement on October 1, 2005, the beginning of the Company’s 2006 fiscal year. The Company continues to evaluate the impact of SFAS No. 123(R) on its consolidated results of operations and financial position. Compensation expense for the unvested awards at October 1, 2005 will be measured based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of SFAS 123, less adjustments for forfeitures and additional adjustments prescribed by SFAS 123(R).

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) became effective. The AJCA provides a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The AJCA applies to repatriated foreign earnings in either the Company’s fiscal year ending September 30, 2005 or the Company’s fiscal year ending September 30, 2006. In December 2004, the FASB issued FASB Statement of Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately, however, the Company was allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. During the quarter ended June 30, 2005, the Company recorded a $106 reduced tax liability associated with the planned voluntary repatriation of funds occurring prior to September 30, 2005.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company. With the merger with Exult, Inc. and the assumed obligation of $102,300 of their convertible senior notes on October 1, 2004, the Company’s earnings per share computations considers the convertible notes to the extent that the notes are determined to be dilutive. See Note 4 to the consolidated financial statements for additional information on earnings per share

Note Regarding Forward-Looking Statements

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	Our ability to successfully manage our significant capital investments and acquisitions, including our ability to successfully integrate acquired companies.

•	In our outsourcing business, early contract terminations could cause our business to be less profitable than anticipated.

•	The demand for our services may not grow at rates we anticipate.

•	The actions of our competitors could adversely impact our results.

•	A prolonged economic downturn could have a material adverse effect on our results.

•	The loss of a significantly large client or several clients could have a material adverse effect on our revenues.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations increase the costs of delivering our services or decrease the need for our services, our business may be negatively affected.

•	If we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, our business could suffer.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	The loss of key employees may damage or result in the loss of client relationships.

•	We may be unable to recruit, retain and motivate employees and to compete effectively.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

•	We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means for delivering human resources services.

•	We rely on third parties to provide certain services and their failure to perform the service could do harm to our business.

•	Our profitability will suffer if we are not able to maintain our prices and control our costs, including staffing costs.

•	Insurance market conditions may reduce available coverage and result in increased premium costs and/or higher self retention of risks.

•	Our client contracts and vendor relationships may not yield the results we expect.

•	Our initial stockholders, many of whom are our employees, continue to hold a significant number of Hewitt shares and their interests may differ from those of our other stockholders.

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, we may enter into foreign currency forward contracts in the future should business conditions require. We do not hold or issue derivative financial instruments for trading purposes. At June 30, 2005, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term investments and debt.

Our portfolio of cash and cash equivalents and short-term investments is designed for safety of principal and liquidity. We invest in the highest rated money market investments and debt securities and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. The investment portfolio consists primarily of fixed income securities such as commercial paper, corporate notes, asset-backed securities, U.S. treasuries and agencies and auction rate municipal bonds. Our portfolio earned interest at an average rate of 3.18% and 2.50% during the three and nine months ended June 30, 2005, respectively. A one percentage point change would have impacted our interest income by approximately $0.22 million and $1.83 million for the three and nine months ended June 30, 2005, respectively.

At June 30, 2005, our unsecured senior term notes and convertible senior notes were at a fixed rate. At June 30, 2005, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of unsecured senior term notes of $1.4 million. At June 30, 2005, a 10 percent increase in the levels of interest rates, with all other variables held constant, would result in a decrease in the fair market value of our unsecured senior term notes of $1.4 million. At June 30, 2005, a 10 percent decrease in the levels of interest rates, with all other variables held constant, would result in an increase in the fair market value of our convertible senior notes of $1.4 million. At June 30, 2005, a 10 percent increase in the levels of interest rates, with all other variables held constant, would result in a decrease in the fair market value of our convertible senior notes of $1.3 million.

Our short-term debt with a variable rate consists of our unsecured lines of credit and a term credit loan facility. We have a five-year credit facility, with a six-bank syndicate, that provides for borrowings up to $200 million. This facility replaces a three-year facility that was scheduled to expire on September 30, 2005. At June 30, 2005, there were no borrowings outstanding against this facility.

We acquired from our merger with Exult a domestic unsecured revolving line of credit facility which provides for borrowings up to $25 million, which was recently renewed and will expire on November 30, 2006. Borrowings under the facility accrue interest at LIBOR plus 52.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At June 30, 2005, $12.6 million was outstanding on the line of credit.

Our U.K. subsidiary, Hewitt Bacon & Woodrow Ltd., has an unsecured British pound sterling line of credit permitting borrowings of up to £5 million, at a current rate of 5.775%. This line of credit was recently renewed for a year and will expire on July 31, 2006. As of June 30, 2005, there was no outstanding balance on the line of credit. On December 22, 2004, HBW entered into a £6 million term loan credit facility agreement. At June 30, 2005, HBW has drawn £6 million or approximately $11 million on the facility which is repayable in 24 quarterly installments through December 2010, and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.67% at June 30, 2005.

We maintained variable interest debt with an effective interest rate of 4.94% and 4.22% during the three and nine months ended June 30, 2005, respectively.

A one percentage point increase would have increased our interest expense related to all outstanding variable rate debt, by approximately $0.06 million and $0.17 million for the three and nine months ended June 30, 2005, respectively. The estimated impact on interest expense is fairly low as a significant amount of the variable rate debt at June 30, 2005, was outstanding for a short period of time.

Foreign exchange risk

For the three and nine months ended June 30, 2005, revenues from U.S. operations as a percent of total revenues were 79.0% and 79.4%, respectively. Unrealized foreign currency translation gains (losses) were ($21) million for the three months ended June 30, 2005 and $5 million for the nine months ended June 30, 2005, and were primarily due to the changes in the value of the British pound sterling relative to the U.S. dollar over the prior year. We have not entered into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling and most recently, the Canadian dollar. Approximately 12% of our net revenues for both the three and nine months ended June 30, 2005, were from the United Kingdom. Approximately 3% of our net revenues for both the three and nine months ended June 30, 2005, were from Canada. Changes in these foreign exchange rates can have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the three and nine months ended June 30, 2005, would have impacted our pre-tax net operating income by a change of approximately $0.09 million and $0.54 million for the three and nine months ended June 30, 2005. A 10% change in the average exchange rate for the Canadian dollar would have impacted our pre-tax net operating income by a change of approximately $0.02 million and $0.59 million for the three and nine months ended June 30, 2005, respectively.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse effect on the business, financial condition or results of operations.

Item 6. Exhibits

a. Exhibits.

10.1	Summary of Compensation Arrangements (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005).

10.2	Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 27, 2005).

10.3	First Amendment to Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 25, 2005).

10.4	First Amendment to Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 25, 2005).

10.5	Second Amendment to Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed May 25, 2005).

10.6	First Amendment to Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC (for The Woodlands, Texas property) dated as of April 22, 1998, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed May 25, 2005).

10.7	First Amendment to Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC (for the Orlando, Florida property) dated as of April 22, 1999, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed May 25, 2005).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: August 8, 2005	By:	/s/ Dan A. DeCanniere
Dan A. DeCanniere
Chief Financial Officer
(principal financial and accounting officer)