Form 10-K
period 2005-09-30
HEWITT ASSOCIATES INC
filed 2005-11-18
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31351

HEWITT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0851756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, IL 60069; 847-295-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock - $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Name of each exchange on which registered
Class B Common Stock - $0.01 par value	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of Hewitt Associates, Inc. outstanding shares estimated to be held by non-affiliates was $2,646,359,167 as of October 31, 2005, based on an October 31, 2005 closing price of $26.69. While it is difficult to determine the number of shares owned by affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant believes this estimate is reasonable.

Class	Outstanding as of October 31, 2005
Class A Common Stock - $0.01 par value	62,716,831
Class B Common Stock - $0.01 par value	44,640,249
Class C Common Stock - $0.01 par value	3,490,461

110,847,541

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in response to Part III, Items 10-14, of this Form 10-K.

HEWITT ASSOCIATES, INC.

FORM 10-K

For The Fiscal Year Ended

September 30, 2005

PART I

Item 1. Business

Overview

Hewitt’s mission is to make the world a better place to work. We are one of the leading global providers of human resources outsourcing and consulting services. In fiscal 2005, our 44th consecutive year of revenue growth, we helped more than 2,500 companies across most industries and regions of the world address their people, workforce and operational human resources issues and challenges.

We are one of the largest human resources outsourcing and consulting companies in the world in terms of the number of employees dedicated to, revenues generated from and industries and companies to which we provide human resources services. Based on our understanding of the industry, including our business and the businesses of our competitors, we believe that few organizations provide either the breadth or depth of total human resources services that we provide.

At our founding in 1940, we specialized in actuarial services for sponsors of retirement plans and executive compensation consulting. Over the next six decades we evolved, extended and expanded our services and our global reach to anticipate and help our clients with their changing workforce-related business needs. Today our “total human resource solutions” business strategy helps clients manage the costs of and get the most from their workforces, their human resources programs and their human resources functions.

Today, businesses around the globe are recognizing that workforce performance is central to their ability to meet their business objectives. In order to acquire, motivate and retain the critical workforce talent needed to satisfy business objectives, companies have to develop and deliver human resources strategies and programs that account not only for business process design and administration technologies, but also for the complex human elements that affect workforce performance. Our total human resources solutions help companies meet these challenges. In some cases, we apply our expertise to develop and implement solutions within our clients’ environments, and through our outsourcing segment we can also take on, streamline, automate and administer part or all of our clients’ human resources programs, processes and functions.

Our global human resources outsourcing and consulting experience and expertise complement and strengthen each other. For example, our outsourcing clients benefit from our expertise in creating strategies and program designs that meet business objectives while being administered cost-effectively and efficiently. Our consulting clients benefit from our outsourcing capabilities in two ways. First, our ability to extract detailed design, demographic and plan data from our extensive outsourcing databases, and to aggregate and analyze the data to provide unique insights that we use to create strategies and program designs that best meet business needs. Second, our deep understanding of operational realities ensures that our consulting solutions are practical and operationally effective. We believe that this integration creates a competitive advantage by enabling us to provide our clients with more effective total human resources solutions across the full range of their workforce-related business challenges.

We believe that we are well-positioned to continue our growth based on our unique integrated approach and expertise, our specialization in total human resources solutions, our size and scale, as well as our market leadership in many of the human resources areas where we provide our services. We believe that we are poised to meet the ever increasing needs of the market place and help address the array of human resources issues that our clients face in the current business environment and in the years to come.

Recent Developments

Exult Merger

On October 1, 2004 we completed the merger with Exult, Inc. (“Exult”), a leading provider of human resources business process outsourcing. Exult’s results of operations are included in our historical results from this date. With our integration of Exult this past year, we have expanded our market leadership in human resources business process outsourcing and the scope and flexibility of our Human Resources Business Process Outsourcing (“HR BPO”) capabilities so that we now have the flexibility either to take over a company’s existing human resources operations and technologies or to migrate a company to our proprietary technologies, depending on which approach best meets our clients’ needs and business objectives.

Internal Reorganization

As we head into fiscal 2006, we are completing an internal reorganization that will improve our ability to deliver integrated total human resources solutions to clients. First and foremost, our realignment focuses on integration across operational areas, service areas and business regions. We expect this reorganization will foster better client and business connections, and allow us to share knowledge and leverage resources in the most effective way possible to build our overall business and deliver exceptional results for our clients.

In our Outsourcing segment, after the Exult merger, we integrated the operations of Benefits Outsourcing services and HR BPO. We view the services delivered by these groups to be largely leveraged by shared operations and proprietary processes and methodologies. In the future, we anticipate that we will integrate further as a business group and focus on three critical client service areas—Core Process Management, Talent Management and Workforce Management— to ensure we’re maintaining and evolving our depth of knowledge and delivery expertise across all of these areas. In addition, we believe this will help reinforce the links that already exist between our Outsourcing delivery and Consulting capabilities to create and provide more holistic client solutions.

In our Consulting segment, we brought together our separate Consulting lines of business into a single, global Consulting business group, under common global leadership. We have also combined our Retirement and Financial Management and Health Management service areas into a Benefits Consulting service to create opportunities for more innovation and change, finding efficiencies, building a more connected and integrated offer to the marketplace, as well as expanding career opportunities for our associates.

We have also realigned our client development sales organization. We have embedded sales and accounts teams into both the Consulting and Outsourcing segments to have sales associates closer to the business and the services we offer across multiple geographies. The realignment of the sales group within the segments was completed by the end of the fiscal year.

Business Segments

Our business is structured around our two segments—Outsourcing and Consulting—that provide integrated and complementary human resources services. Of our $2.8 billion of net revenues in 2005, 71% was generated by our Outsourcing business and 29% was generated by our Consulting business. See Note 20 to the consolidated financial statements for additional information on Segment and Geographic Data.

Through our Outsourcing business, we help more than 350 client companies improve human resources services while reducing costs. We apply our human resources expertise and employ our integrated technology solutions to provide enhanced program services and administration, and to streamline benefits and human resources processes.

Through our Consulting business, we help more than 2,400 client companies create strategies and programs to meet their workforce-related business challenges through effective human resources programs and processes. Our Consulting business develops and has the human resources expertise that improves and enhances our outsourcing capabilities.

We believe that our leadership in Outsourcing and Consulting and our ability to develop and provide integrated total human resources solutions across and within both business segments are important competitive advantages. We also believe that the number and quality of clients we serve, many of which are Global 1000 companies, is a competitive advantage as it speaks both to our past record of providing quality services to our existing clients and also reflects the inherent opportunity with both prospective and existing clients to provide value for them in new or expanded ways in the future. A primary driver of our growth during our history has been the deep, long-term relationships we establish with our clients. These relationships provide us the opportunity to extend and expand the people-related business solutions we provide to clients. We expect to continue to grow through our integrated, strategic approach to helping our clients with their human resources needs.

Outsourcing

Our leadership and innovation in human resources outsourcing began in the late 1980’s when we started developing proprietary technologies to advance our services beyond recordkeeping for flexible benefits, pensions and 401(k) retirement programs. We began to offer broader and more effective administration and employee delivery services across a full range of retirement and health and welfare employee benefit programs. Our outsourcing client base grew as our services expanded to include integrated, single-system administration across all three primary benefits programs (i.e., defined contribution plans such as 401(k)’s, defined benefit plans such as pension plans and health and welfare plans such as medical plans) and multiple access channels (including call centers, interactive voice response and Internet) for employees and human resources professionals to execute transactions and manage their benefits programs. We provide benefits administration services primarily to companies with more than 10,000 employees through contracts that average three to five years in length. We have experienced annual client retention rates in this business in excess of 95%.

We increasingly see benefits administration being included in larger HR BPO contracts that span an average of seven to ten years. Our clients outsource human resources to reduce their costs and focus on their core business while gaining access to expertise, innovations and improvements in technology and processes that we make possible through economies of scale created by using repeatable processes and standardized technologies. However, while companies generally have similar desires for the benefits of economies of scale, they often have different business strategies and objectives that cause them to start in different places with different priorities and a need to move along the outsourcing path at different paces. Our capabilities allow us to accommodate our clients’ business needs for differences in place, priority and pace.

As a leader in human resources outsourcing, we have achieved the size and scale that enhances our continued innovation and flexibility to help our clients meet their changing business challenges. We employ new technologies as well as standardized proprietary technologies when existing technologies do not meet our clients’ needs or our requirements. This integrated combination of technologies provides the necessary economies of scale and balance of customization versus standardization to be flexible enough to adapt to a broad range of program complexity and to accommodate the needs of clients ranging in size from less than 1,000 to well over 500,000 employees.

We believe we are one of the few human resources outsourcing providers with the capability to match the client’s business needs through either of the two primary outsourcing approaches. We can retain, use and build around human resources technologies in which a client previously invested, or we can streamline and transition the client’s processes to our proprietary technologies to achieve quicker economies of scale and process transformation.

Our comprehensive approach also provides a secure solution to manage employee data; record and manage transactions directed by employees, managers and human resources professionals; and administer benefits, payroll and other human resources processes. We provide web-based tools for self-management of benefits and human resources programs by employees, managers and human resources professionals, as well as call centers for those interactions and transactions that require a more personal touch. In addition, we transmit and transfer data between our clients and both their employees and outside parties, such as health plans, trustees and investment managers. We also provide companies with web-based tools that enable them to report on and analyze the effectiveness and the return on investment in their benefits, compensation and human resources programs, and to facilitate communication and project management with us.

We manage the information technology that is necessary for administering what we view to be the three critical and interdependent categories of human resources services: Core Process Management, Talent Management and Workforce Management. These services are provided through our Benefits Outsourcing and Human Resources Business Process Outsourcing businesses.

Benefits Outsourcing

Benefits Outsourcing is the largest part of our business in terms of revenues. Since the mid-1990s, we have been providing outsourcing services for employee benefits programs, including both the primary types of retirement programs (defined contribution and defined benefit) and health and welfare programs. We developed proprietary technologies to implement the first benefits administration system with a fully integrated database and user interfaces for all three benefits programs.

Benefits Outsourcing continues to be an important part of our growth strategy as companies continue to look for ways to control benefits costs while responding to employees’ expectations for enhanced benefits service, such as information and decision support tools that help them make better quality and cost decisions. In addition, we believe that our Benefits Outsourcing experience and client list provided a competitive advantage as we expanded into full-service Human Resources Business Process Outsourcing.

Benefits Outsourcing services are part of our Core Process Management services and include transaction processing, recordkeeping and administration of health and welfare and retirement (defined contribution and defined benefit) programs through our proprietary Total Benefit Administration™ system, and education and decision support for employees as they make elections relevant to these programs.

Health and Welfare Benefit Plan Administration. Administering health and welfare benefit programs is an important and complex task for employers who must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Every year, companies generally have a period of time (typically three to four weeks) during which employees are required to make decisions regarding their health and welfare options and enroll in programs for the following year. Each employer must communicate its benefit offerings by providing employees with information explaining the available options and answering employees’ questions regarding the various alternatives. Once employees have submitted their choices, the employer must then accurately communicate these choices to provider organizations. For companies managing benefits administration internally, staffing a human resources department with adequate support to effectively and efficiently handle this annual surge of activity is extremely challenging. Furthermore, ongoing health and welfare administration requires managing payroll deduction and status data that determine each participant’s health plan eligibility and transmitting eligibility data to health plans and providers.

Our technology-based delivery model offers employers a cost-effective and efficient solution to their health and welfare benefits administration needs. We manage the annual enrollment process in a seamless manner for the employer and clearly communicate to employees their available choices. We also deliver significant value to our clients outside of the annual enrollment process in the context of ongoing benefits administration. For example, Hewitt Associates Connections™, our automated data management and premium payment process, connects us with more than 270 insurance companies and other health plan providers in the United States, Canada and Puerto Rico, facilitating data transfer, resolving quality issues, validating participant eligibility and paying premiums in order to eliminate overpayment to health plans. Additionally, we offer automatic payment of employees’ portion of program costs, providing significant efficiencies to the employer and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited. Further, we document and report issues and statistics to assist plan sponsors in driving better plan performance.

We enable employees to enroll in and manage their health and welfare benefits via the Internet. In addition our web-based tools allow employees to obtain information about the various options available and model their health and welfare benefit costs under various assumptions. Employees can also use our automated voice response system or our call centers to use these services. Additionally, ProviderDirect, another web-based service, allows employees to identify in-network medical providers by criteria such as specialty, location and gender. Our Participant Advocacy service provides assistance directly to employees regarding the resolution of health plan eligibility, access and claim issues. Our Your Spending Account™ health care spending account administration services provide employees with a paperless way to manage their health care spending accounts and file claims for reimbursements.

Defined Contribution Benefit Plan Administration. Most companies outsource the administration of their defined contribution plans. Defined contribution administration requires management of significant volumes of participant, payroll and investment fund data and transactions; daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers; and daily posting of investment results to employees’ individual defined contribution accounts.

Unlike many of our competitors who provide defined contribution outsourcing services as a means to accumulate plan assets in their proprietary investment funds, we do not manage investments. As a result, we are able to maintain an objective, independent position regarding our clients’ choices of funds to include in their plans as well as their employees’ individual investment elections among those funds. Our focus is on providing reliable, high quality and comprehensive services to both the plan sponsor and to the employee.

We also work with researchers at leading academic institutions to analyze the considerable amounts of data we accumulate to identify trends in participant behavior. This additional intelligence allows us to help our outsourcing clients refine their strategy for meeting employees’ investment needs.

Our Personal Finance Center (PFC) offers a number of related financial services for participants. This service is made available to all of our clients of defined contribution and defined benefit services to offer to their employees. Representatives of the PFC help employees considering the alternatives available for distribution of retirement plan benefits. On request, PFC associates assist participants in selecting IRA providers for investing plan distributions. They can also provide assistance in the selection of providers of other financial instruments such as annuity products and Section 529 College Savings Plans. When employees want more comprehensive assistance (e.g., for complete financial planning), PFC associates assist them in locating an appropriate independent financial advisor.

Defined Benefit Plan Administration. Our defined benefit outsourcing services were a natural extension of the retirement and financial management consulting services that we have provided since our inception. Pension plans are subject to numerous laws and regulations. The administration of these programs has historically been extremely complex and paper-intensive, resulting in significant challenges for employers. Because inaccurate or improper plan administration can have significant adverse consequences, many employers seek third-party providers to administer their plans. We have re-engineered, streamlined and shortened the time and effort traditionally required to process an employee’s retirement.

We provide employees convenient and easy-to-use web based tools to model their benefits based on various retirement dates, information regarding their retirement options, and projected benefits in their defined contribution plans. These tools offer participants a more realistic picture of benefits they are accumulating for retirement, and help them see the consequences of alternative elections they make regarding defined contribution plan participation.

Employees also have the ability to initiate and process retirements on-line. Employees can also use our automated voice response system to model their benefits. Through our call centers, we provide access to pension counselors who are knowledgeable about employees’ pension programs and options and who can explain the often complex process of how their pension plans work.

Human Resources Business Process Outsourcing (HR BPO)

Since the early 2000’s, we have been building out our HR BPO capabilities, first through the establishment of the Workforce Management business group, then through the 2003 acquisition of Cyborg Worldwide which significantly expanded our payroll capabilities and technologies. This year, with the merger with Exult, we have expanded the scope and flexibility of our HR BPO capabilities so that we have the added scale and flexibility either to take over a company’s existing human resources operations and technologies or to migrate a company to our proprietary technologies, depending on which approach best meets our clients’ needs and business objectives. Within HR BPO, we provide services in all three domains of human resources services.

Core Process Management. Our Core Process Management services provide clients with leading-practice processes and technologies to administer and deliver companies’ payroll and payments in addition to their benefit programs.

We also provide services that help clients communicate to employees the value of their benefits and total rewards and how to manage them effectively. Core processes include benefits administration and payroll, as well as human resources-related payments and procurement services.

•	Payroll—Our payroll services include the processing and administration of employee pay, time and attendance, garnishments, taxes and related accounting.

•	Payments—Our payments services include the processing and administration of accounts payable and receivable, travel and expenses, fixed assets and general ledger services and cash, banking and treasury services, as well as procurement services that include strategic sourcing, e-procurement management and compliance management.

Talent Management. Through Talent Management processes we provide leading-practice advisory and administrative services that help companies acquire, develop and improve the critical talent they need to create and sustain a competitive advantage. Talent Management services include recruiting, learning and development, performance management, succession planning and flexible staffing.

•	Recruiting—Through our recruiting services we source and work with clients to attract and retain employees. We screen, interview and help clients with the selection process as well as manage employment offers and reporting and compliance issues.

•	Learning and Development—Through our learning and development services we establish learning paths and certification programs, administer training programs, manage event scheduling and logistics, administer and evaluate training effectiveness and source or develop learning and development content.

•	Performance Management—Through our performance management services we support performance planning and evaluation, collect multi-source feedback and track and measure individual progress and results.

•	Succession Planning—Through our succession planning services we work with clients to develop succession trees, capture succession plans and incumbent and candidate profiles and track and monitor high potential employees.

•	Flexible Staffing—Through our flexible staffing services we help clients select and place employees where and as they are needed and administer time, invoicing, reporting and compliance.

Workforce Management. Through Workforce Management processes we provide leading-practice administration services that help companies manage, reward and mobilize their workforces. Workforce Management services include workforce administration, compensation administration, leave management, domestic relocation and global mobility.

•	Workforce Administration—Our workforce administration services include employee records management, administering changes resulting from life and work events, and managing organization structure changes such as realignments and reductions in force.

•	Compensation Administration—Our compensation administration services include reviews and administration of salaries, bonuses, equity compensation, total reward programs and salary surveys.

•	Leave Administration—Our leave administration services include leave initiation, tracking, and management for Family and Medical Leave Act (FMLA), disability and personal leaves.

•	Domestic Relocation—Our domestic relocation services include relocation initiation, employee policy briefings and administration and expense processing and accounting.

•	Global Mobility—Our global mobility services include assignment planning, candidate selection support, pre-departure planning and support, on-assignment support, and repatriation planning and support.

Consulting

Our experience, expertise and innovation in human resources programs and processes have been developed through more than 60 years of helping clients establish strategies and design human resources programs to solve the people-related business challenges that directly affect acquiring, managing, motivating and retaining the pivotal talent needed to create and sustain a competitive advantage. Across the globe, our consultants work with companies to create strategies, designs, administration, communications and delivery of programs for retirement and health care benefits, compensation and total rewards, performance management and change management that will lower costs while increasing our clients’ ability to meet their business objectives.

We categorize human resources consulting into Benefits Consulting, which includes retirement and health care, and Talent and Organization Consulting. In addition to these principal consulting services, we provide tailored communication services to enhance the success of client solutions in all of our service areas.

Benefits Consulting

In Benefits Consulting, we provide clients with strategy and design advice for retirement programs, including defined benefits and defined contribution plans, and health and welfare programs.

•	Retirement and financial management consulting. Virtually all large companies sponsor retirement plans for employees—either defined benefit plans, defined contribution plans, or both—and many large companies also offer medical and life insurance benefits for retirees. Many factors contribute to the demand for retirement-related consulting, including the costs and risks created by the volatility of financial markets, the increasing complexity of the regulatory and accounting standards which govern retirement plans and significant corporate events or changes such as workforce reductions, early retirement programs, mergers or acquisitions.

Our retirement and financial management consultants assist clients in three primary activities: (i) developing overall retirement program strategies and designs aligned with the needs of companies and their employees; (ii) providing actuarial analysis and financial strategies to support clients in their management of pension issues; and (iii) consulting on asset allocation, investment policies and investment manager evaluation. Our consultants work to understand their clients’ business and workforce strategies, define their retirement program philosophies and design programs that meet business objectives and comply with applicable governmental regulations.

Employers sponsoring defined benefit plans or retiree welfare plans require the services of a qualified actuary to calculate a plan’s funded status, the annual cash contribution requirements under applicable governmental requirements, the annual expense impact under applicable accounting standards and other benefit-related information for a company’s annual financial statements. Our actuarial consultants also assist clients in due diligence investigations and analyses of proposed mergers, acquisitions, asset sales and other corporate restructurings to help our clients understand the implications of such transactions on the liabilities and funded status of the plan, as well as on the future cash contribution and expense trends. Actuarial relationships tend to be long-standing, ongoing engagements and actuarial services represent a significant portion of our retirement consulting business.

•	Health care consulting. Increasing health care costs present a challenge for many companies at a time when employees also expect broader and more cost-effective health care choices. Our health care consultants help employers control these escalating costs and take advantage of the transformation of health and welfare benefits from a managed care to a consumer-driven program in which employees are provided with cost and quality information to help select health care choices and effectively manage their use of the health care system.

Our health care consultants help clients design comprehensive health and welfare strategies, from the initial philosophical approach to specific benefit plan changes that support our clients’ people-related business strategies. We assist our clients in the selection of health plans that balance cost and value and improve employee satisfaction. We also help clients determine which funding approaches (i.e., insured, self-insured or risk adjusted insured) and employee contribution strategies will best meet their objectives.

Talent and Organization Consulting

Companies around the world face increasing challenges in finding, managing, engaging and rewarding talented employees and leaders. The challenges our clients face include increased competition along with a rising shortage of skilled talent due to demographic shifts and many more complex issues arising from managing workforces in a global and fast-moving marketplace. Talent and Organization consulting provides clients with strategy and design advice for meeting their people- and workforce-related business challenges.

•	Acquire, motivate, retain—Our consultants help clients address the challenges of acquiring, managing and motivating the talent they need to meet their business objectives.

•	Rewards and performance management—Our consultants help clients generate more productivity in the workforce through more effective and competitive compensation and performance management programs that align leaders and the broader workforce with business objectives.

•	Organizational changes—Our consultants help clients with the critical people-related issues that determine the success or failure of organizational changes and business restructuring, such as mergers, acquisitions, divestitures, initial public offerings and joint ventures.

•	Improved human resources functions—Our consultants help clients analyze the activities and costs of the human resources function in order to improve efficiencies, reduce costs and enhance effectiveness of the function.

Our Talent and Organization consulting services also are closely aligned with our HR BPO services to provide clients with a comprehensive solution to improve efficiency and transform their human resources processes. Our consultants provide change management services to implement this change and enable this transformation.

Market Approach

Throughout our history we have focused on developing deep and long-lasting client relationships and establishing ourselves as the human resources services provider of choice across our integrated total human resources solutions. We have grown our revenues by expanding existing client relationships and adding new clients, both organically and through acquisitions of businesses that extend or expand our services. We serve a diverse client base and do not experience significant industry concentration among our clients. Also, no client represented more than 10% of net revenues in the last three fiscal years.

We expect to continue to deliver significant growth in our businesses by expanding relationships with existing clients, increasing the penetration of our target market, extending our service offerings, addressing the complex and changing needs for human resources services, providing outsourcing services to mid-sized companies, establishing new business alliances and growing our business outside the United States.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside firm for human resources solutions.

•	Outsourcing. The principal competitors in our human resources outsourcing business are outsourcing divisions of large financial institutions such as CitiStreet, Fidelity Investments, Merrill Lynch, Putnam

Investments, T. Rowe Price and the Vanguard Group; companies that extended their services into human resources outsourcing such as Automatic Data Processing, Ceridian, Convergys and Paychex and technology consultants and integrators such as Accenture, Affiliated Computer Services, Electronic Data Systems and IBM.

•	Consulting. The principal competitors in our consulting business are consulting firms focused on broader human resources, such as Mercer Human Resource Consulting, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe that the principal competitive advantage affecting both our Outsourcing and Consulting businesses is our ability to create total human resources solutions for clients by demonstrating the depth and value of our experience and expertise in the full range of integrated strategy, design, administration, communication and delivery of human resources services. Also important are our deep, long term client relationships; our technology infrastructure, including underlying proprietary platforms that give us the flexibility to either take over our clients’ existing processes and systems or to transition clients directly to our proprietary technologies and processes; our ability to add value in a cost-effective manner; our employees’ technical and industry expertise; and our professional reputation.

Technology Innovation

We believe that our technological capabilities are an essential component of our strategy to grow our Outsourcing business and create new service offerings. As of September 30, 2005, we had over 3,000 employees engaged in technology functions including research and development, application development, integration and operations. Technology and telecommunication expenses, excluding related technology employee compensation, were $249 million in 2005, $197 million in 2004 and $193 million in 2003.

We have a long history of technological innovation. Our strategy is to develop proprietary, custom solutions through open industry standards when we believe we can develop a better solution than is available in the market, and to integrate existing best-in-class systems when we believe these solutions meet our clients’ needs. We were early adopters of XML-based web services for interaction with our clients, and we develop systems that are adaptable across multiple delivery channels (Internet, automated voice response and call center). It was this technology strategy that led us to innovations such as Total Benefit Administration™, the first system for administering all three primary benefits programs through a single, integrated database and that enabled real-time interactions over multiple customer channels, including interactive voice response, call centers and Internet websites. Examples of other technology-based tools and service enhancements include:

•	myHR®, a comprehensive human resources portal presenting policies, resources and data personalized by role and by each individual’s eligibility and participation in applicable compensation, benefits and other human resources programs.

•	AccessDirect™, a personalized navigation system for the web or telephone that connects employees to benefits providers.

•	Your Benefits Resources™, a web platform which uses dynamic personalization to provide employees with customized content and decision support tools and allows real-time management of health and welfare, defined contribution and defined benefit decisions and transactions.

•	Hewitt Plan Sponsor Sight, utilizing best-in-class portal, collaboration and data warehousing technologies, to offer an on-line center allowing clients to collaborate and manage work with us, analyze and report on their benefits programs and interact with a community of their peers.

•	Your Total Rewards and Your Total Rewards Executive, web platforms that present to employees or executives comprehensive information on the full value of the employment relationship, including base salary and bonuses, stock compensation, retirement plans, health care coverage, life and accident insurance, training and development opportunities, work/life benefits and other rewards.

We have relationships with a number of our suppliers that allow us to routinely test and evaluate their products while they are still in their development stages and before they are generally available, keeping us on the leading edge of technology-based solutions.

Intellectual Property

Our success has resulted in part from our proprietary methodologies, tools, processes, databases and other intellectual property. We recognize the value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property.

To protect our proprietary rights, we rely primarily on a combination of:

•	copyright, trade secret and trademark laws;

•	confidentiality agreements with employees and third parties; and

•	protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners and clients.

We hold no patents and our licenses are ordinary course licenses of software and data. While we have a number of trademarks, no one trademark is material to the operation of our business.

Contracts and Insurance

We have contracts with many of our clients that define our responsibilities and limit our liability. In addition, we maintain professional liability insurance that covers the services we provide, subject to applicable deductibles and policy limits.

Employees

As of September 30, 2005, we have approximately 22,000 employees serving our clients through 85 offices in 31 countries, excluding joint ventures and minority investments. The changes resulting from the internal reorganization described earlier, and specifically the movement of the sales organization into the Outsourcing and Consulting businesses, will take effect on October 1, 2005. As of September 30, 2005, there are approximately 14,800 employees in the Outsourcing segment, approximately 4,200 employees in the Consulting segment and approximately 3,000 employees in information systems, human resources, sales, overall corporate management, finance and legal services, support services and space management.

Hewitt Organizational Structure

Hewitt Associates, Inc. is a Delaware corporation with no material assets other than its ownership interest in Hewitt Associates LLC, an Illinois limited liability company that serves as Hewitt’s operating entity in the U.S. and which also holds ownership interests in the Company’s subsidiaries. Hewitt Associates, Inc. was formed in 2002 in connection with the Company’s transition to a corporate structure and its related initial public offering.

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

We have adopted a Code of Conduct that applies to all employees as well as our Board of Directors; a Code of Ethics for Senior Executive Financial Officers that applies to our principal executive officer, principal financial and accounting officer and certain other senior employees; and corporate governance guidelines for our Board of Directors. The Code of Conduct, Code of Ethics and corporate governance guidelines, as well as the Charters for the three committees of our Board of Directors, the Audit Committee, the Compensation and Leadership Committee and the Nominating and Corporate Governance Committee, are posted on our website www.hewitt.com. We intend to post on our web site any amendments to or waivers of the Code of Ethics for Senior Executive Financial Officers. Copies of these documents will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc. 100 Half Day Road, Lincolnshire, IL 60069.

Risk Factors

This report contains forward-looking statements that are based on current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “project,” “should,” “seeks,” “targets,” “wants” and “will,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These risks and uncertainties include, among others, those described below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively our revenues and profit margins will be adversely affected.

The outsourcing and consulting markets in which we operate include a large number of service providers and are highly competitive. Many of our competitors are expanding the services they offer in an attempt to gain additional business. Additionally, some competitors have established and are likely to continue to establish cooperative relationships among themselves or with third parties to increase their ability to address client needs. Some of our competitors have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger international presence and more established relationships with their customers and suppliers than we have. New competitors or alliances among competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well capitalized competitors may be able to respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margin.

A significant or prolonged economic downturn could have a material adverse effect on our revenues and profit margin.

Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly in the United States, may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. Our revenues under many of our Outsourcing contracts depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions or reductions in the size of our clients’ workforce. Reduced demand for our services could increase price competition.

The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations and the inability to maintain our prices.

Our profitability is a function of our ability to control our costs and improve our efficiency. As we increase the number of our professionals and execute our strategy for growth, we may not be able to manage a significantly larger and more diverse workforce, control our costs or improve our efficiency.

Most new outsourcing arrangements undergo an implementation process whereby customer data is customized to our systems and processes. The cost of this process is estimated by us and often partially funded by our clients. If our actual implementation expense exceeds our estimate or if the ongoing service cost is greater than anticipated, the client contract may be less profitable than expected. Even though Outsourcing clients typically sign long-term contracts, these contracts may be terminated at any time, with or without cause, by our client upon 90 to 180 days written notice. Our Outsourcing clients are required to pay a termination fee; however, this amount may not be sufficient to fully compensate us for the profit we would have received if the contract had not been cancelled. Consulting contracts are typically on an engagement-by-engagement basis versus a long-term contract. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Additionally, unexpected costs or delays could make our Outsourcing contracts or our Consulting engagements less profitable than anticipated. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin.

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriate staffing costs of our personnel, we will not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions (COLA’s), the extent of ongoing clients’ perception of our ability to add value through our services and general economic conditions. Our profitability in providing HR BPO services is largely based on our ability to drive cost efficiencies during the term of our contracts for such services. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

We might not be able to achieve the cost savings required to sustain and increase our profit margins.

Our Outsourcing business model inherently places ongoing pressure on our profit margins. We provide our Outsourcing services over long terms for variable or fixed fees that generally are less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our HR BPO contracts generally provide cost savings to our clients, irrespective of our cost of providing these services. Also, clients’ demand for cost reductions may increase over the term of the agreement. As a result, we bear the risk of increases in the cost of delivering HR BPO services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, some of our operating expenses will increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. We must respond by continuously improving our service efficiency, unit costs and vendor management and continuing to grow our business so that our costs are spread over an increasing revenue base, or our ability to sustain and increase profitability will be jeopardized.

Our accounting for our long-term contracts requires using estimates and projections that may change over time; such changes may have a significant or adverse effect on our reported results of operations or consolidated balance sheet.

Projecting contract profitability on our long-term Outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change to correct inaccurate assumptions and reflect changes in circumstances. In an effort to maintain appropriate estimates, we review each of our long-term Outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term Outsourcing contracts. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results.

The loss of a significantly large client or several clients could have a material adverse effect on our revenues and profitability.

Although no one client comprised more than ten percent of our net revenues in any of the three years ended September 30, 2005, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Our largest clients employ us for Outsourcing services. As a result, given the amount of time needed to implement new Outsourcing clients, there is no assurance that we would be able to promptly replace the revenues or income lost if a significantly large client or several clients terminated our services or decided not to renew their contracts with us.

We may have difficulty integrating or managing acquired businesses, which may harm our financial results or reputation in the marketplace.

Our expansion and growth may be dependent in part on our ability to make acquisitions. The risks we face related to acquisitions include that we could overpay for acquired businesses, face integration challenges, have difficulty finding appropriate acquisition candidates and any acquired business could significantly under-perform relative to our expectations. If acquisitions, such as Exult, are not successfully integrated, our revenues and profitability could be adversely affected as well as adversely impact our reputation.

We may pursue additional acquisitions in the future, which may subject us to a number of risks, including;

•	diversion of management attention;

•	inability to retain the key personnel, other employees and clients of the acquired business;

•	potential dilutive effect on our earnings;

•	inability to establish uniform standards, controls, procedures and policies;

•	exposure to legal claims for activities of the acquired business prior to acquisition; and

•	inability to effectively integrate the acquired company and its employees.

In addition, under the purchase method of accounting for acquired businesses, Hewitt allocates the total purchase price to the individual assets acquired and liabilities assumed by the Company, including various identifiable intangible assets (such as contractual customer relationships, developed technology and trade names) based on their respective fair values at the time of the acquisition. Any excess of the purchase price paid by Hewitt in an acquisition over the fair value of the net tangible and identifiable intangible assets acquired will be accounted for as goodwill. Hewitt is not required to amortize goodwill against income but goodwill will be subject to periodic reviews for impairment. Refer to Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. If an impairment charge is required in the future, the charge would negatively impact reported earnings in the period of the charge.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services or increase our costs.

The areas in which we provide Outsourcing and Consulting services are the subject of government regulation which is constantly evolving. Changes in government regulations in the United States, our principal geographic market, affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for or profitability of our services. In addition, our growth strategy includes a number of global expansion objectives which further subject us to applicable laws and regulations of countries outside the United States. If we are unable to adapt our services to applicable laws and regulations, our ability to grow our business or to provide effective Outsourcing and Consulting services in these areas will be negatively impacted. Recently, we have seen regulatory initiatives in both the United States and certain European countries result in companies either discontinuing their defined benefit programs or de-emphasizing the importance such programs play in the overall mix of their benefit programs with a trend toward increased use of defined contribution plans. If organizations shift to defined contribution plans more rapidly than we anticipate, our results of operation of our business could be adversely affected.

If we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, our business could suffer.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, both our reputation in the marketplace and our financial results could suffer. We have spent considerable resources since our initial public offering in June 2002 reviewing and implementing improvements to our internal controls. Although we have received an unqualified audit opinion on our internal controls over financial reporting, we cannot be certain that our efforts will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause our clients or our investors to lose confidence in our services delivery or reported financial information, which could have a negative effect on the trading price of our common stock.

Our business will be negatively affected if we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

Our future success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements.

Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their employees and our ability to deliver the efficiencies and convenience afforded by technology. If growth in the use of technology does not continue, demand for our services may decrease. Use of new technology for commerce generally requires understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that would not utilize their existing personnel and infrastructure.

If our clients or third parties are not satisfied with our services, we may face damage to our professional reputation or legal liability.

We depend to a large extent on our relationships with our clients and our reputation for high-quality outsourcing and consulting services. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. The nature of our work, especially our actuarial services, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors. Further, a client may claim it suffered losses due to reliance on our consulting advice. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. Our exposure to liability on a particular engagement may be greater than the profit opportunity of the engagement. In addition to client liability, governmental authorities may impose penalties in respect of our errors or omissions and may preclude us from doing business in relevant jurisdictions. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business.

In addition, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and plan participants. We have established several policies and procedures to help protect the security and privacy of this information. Although we continue to review and improve our policies and procedures, we cannot be certain that such policies and procedures will be sufficient to prevent improper access to or disclosure of this information in the future. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

We depend on our employees; the inability to attract new talent or the loss of key employees could damage or result in the loss of client relationships and adversely affect our business.

Our success and ability to grow are dependent, in part, on our ability to hire and retain large numbers of talented people. In particular, our employees’ personal relationships with our clients are an important element of obtaining and maintaining client engagements. The inability to attract qualified employees in sufficient numbers to meet demand or losing employees who manage substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which would adversely affect our results of operations.

In connection with our initial public offering and our transition to a corporate structure, we granted employees shares of restricted stock or stock options to attract, retain and motivate such employees. Since our initial public offering, we have also made, and anticipate making in the future, other equity-based awards to many of our employees. The incentives provided by these awards may not be effective in causing these employees to stay with our organization.

The holders of Class B and Class C common stock will not be entitled to the full market value of those shares until June 2006. The Class B and Class C common stock holders were subject to restrictions limiting the transferability of their shares of Class B and Class C common stock that had already vested at full market value. Such transfer restrictions lapsed in June 2005. In addition, in connection with our acquisition of Exult in October 2004, certain employees of Exult deemed important to the success of the combined company received shares of restricted Class A common stock, which restrictions lapse in June 2006. As these shares reach their full market value and become freely transferable, we may not be successful at retaining the persons holding these shares, many of whom are important to our success.

Our global operations and expansion strategy pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

As of September 30, 2005, we had a total of 85 offices in 31 countries and 6 additional offices in 4 additional countries through joint ventures and minority investments. In fiscal 2005, approximately 79% of our total revenues were attributable to activities in the United States and approximately 21% of our revenues were attributable to our activities in Europe, Canada, the Asia-Pacific region and Latin America. The continued penetration of markets beyond the United States is expected to be an important component of the combined company’s growth strategy. A number of risks may inhibit our international operations and global sourcing efforts, preventing us from realizing our global expansion objectives, including:

•	insufficient demand for our services in foreign jurisdictions, which may be due to applicable laws and regulations or benefit practices in such jurisdictions;

•	ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	multiple and possibly overlapping and conflicting tax laws;

•	restrictions on the movement of cash;

•	political instability and international terrorism;

•	currency fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of technologies;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers.

The demand for Benefits Outsourcing services and/or Human Resources Business Process Outsourcing services may not grow at rates we anticipate.

We are making a significant investment and devoting significant attention to our Human Resources Business Process Outsourcing services offering. Our strategy for growth is in part based on our expectation that this market will experience significant growth. Our Human Resources Business Process Outsourcing services offering may not be well received by our clients, or the demand for human resources business process outsourcing may not grow as rapidly as we anticipate, which could have an adverse impact on our revenues and profit margins.

In addition, the growth for stand-alone Benefits Outsourcing services has slowed, particularly in the large plan market (over 20,000 participants), as some larger companies that have not previously outsourced some of their benefit programs consider whether they wish to outsource a larger portion of their human resources function or continue to administer such programs themselves. If a greater percentage of such organizations determine not to outsource such programs than we anticipate, it could also have an adverse impact on our revenues and profit margins.

If we fail to establish and maintain alliances for developing, marketing and delivering our services, our ability to increase our revenues and profitability may suffer.

Our growth depends, in part, on our ability to develop and maintain alliances with businesses such as brokerage firms, financial services companies, health care organizations, insurance companies, other business process outsourcing organizations and other companies in order to develop, market and deliver our services. If our strategic alliances are discontinued or we have difficulty developing new alliances, our ability to increase or maintain our client base may be substantially diminished.

We rely on third parties to provide services and their failure to perform the service could do harm to our business.

As part of providing services to clients, we rely on a number of third-party service providers. These providers include, but are not limited to, plan trustees and payroll service providers responsible for transferring funds to employees or on behalf of employees, and providers of data and information, such as software vendors, health plan providers, investment managers and investment advisers, that we work with to provide information to clients’ employees. It also includes providers of human resource functions such as recruiters and trainers employed by us in connection with our human resources business processing services delivered to our clients. Failure of third party service providers to perform in a timely manner could result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.

We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

Our future success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide or intend to provide services or products may offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, result in financial liabilities and prevent us from offering some services or products. We have generally agreed in our Outsourcing contracts to indemnify our clients for any expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We may not be able to enter into these royalty or licensing arrangements on acceptable terms. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means of delivering human resources services.

The Internet is a key mechanism for delivering our services to our clients efficiently and cost effectively. Our clients may not be receptive to human resource services delivered over the Internet due to concerns regarding transaction security, user privacy, the reliability and quality of Internet service and other reasons. Our clients’ concerns may be heightened by the fact we use the Internet to transmit extremely confidential information about our clients and their employees, such as compensation, medical information and other personally identifiable information. In addition, the Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. As a result, its performance and reliability may decline. In order to maintain the level of security, service and reliability that our clients require, we may be required to make significant investments in our on-line means of delivering human resources services. In addition, websites and proprietary on-line services have experienced service interruptions and other delays occurring throughout their infrastructure. If these outages or delays occur frequently in the future, Internet usage as a medium of exchange of information could grow more slowly or decline and the Internet might not adequately support our web-based tools. The adoption of additional laws or regulations with respect to the Internet may impede the efficiency of the Internet as a medium of exchange of information and decrease the demand for our services. If we cannot use the Internet effectively to deliver our services, our revenue growth and results of operation may be impaired.

We may lose client data as a result of major catastrophes and other similar problems which may materially adversely impact our operations. We have multiple processing centers around the globe which use various commercial methods for disaster recovery capabilities. Our main data processing center, located in Lincolnshire, Illinois is in a dual (separate) data center configuration to provide back-up capabilities. In the event of a disaster, we have developed business continuity plans, however, they may not be sufficient, and the data recovered may not be sufficient for the administration of our clients’ human resources programs and processes.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in volatility of our stock price.

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter. This may lead to volatility in our stock price. The factors that are likely to cause these variations are:

•	the rate at which we obtain new Outsourcing engagements since our Outsourcing engagements often require substantial implementation costs that are recovered over the term of the engagements;

•	seasonality of certain services, including annual benefit enrollment processes;

•	timing of Consulting projects and their termination;

•	the introduction of new products or services by us or our competitors;

•	pricing pressure on new client services and renewals;

•	the timing, success and costs of sales, marketing and product development programs;

•	the success of strategic acquisitions, alliances or investments;

•	changes in estimates, accruals and payments of variable compensation to our employees; and

•	general economic factors..

In addition, our operating results in future periods may be below the expectations of securities analysts and investors which may materially adversely affect the market price of our Class A common stock.

Our initial stockholders, many of whom are employees, continue to hold a high percentage of our outstanding stock and their interests may differ from those of our other stockholders.

As of September 30, 2005, our initial stockholders and their assignees owned shares of Class B and Class C common stock representing approximately 45% of the voting interest in Hewitt. Pursuant to the terms of our amended and restated certificate of incorporation, the Class B and Class C common stock are voted together in accordance with a majority of the votes cast by the holders of such stock, voting together as a group. As long as our initial stockholders continue to own or control a significant block of shares, our initial stockholders have a significant influence over the voting process. This will enable our initial stockholders, to have a significant influence over the election of the Board of Directors, control of management policies and determination of the outcome of most corporate transactions or other matters submitted to all the stockholders for approval, including mergers, consolidations or the sale of substantially all of our assets.

In addition, most of our initial stockholders are our employees and they may act in their own interest as employees, which may conflict with or not be the same as the interests of stockholders who are not employees.

Our stock price may decline due to the large number of shares of common stock eligible for future sale.

Sales of substantial amounts of our Class A, Class B or Class C common stock, or the potential for sales, may adversely affect the price of our Class A common stock and impede our ability to raise capital through the issuance of equity securities in the future. As of September 30, 2005, we had 59,456,565 shares of Class A common stock outstanding, 45,181,849 shares of Class B common stock outstanding and 3,540,461 shares of Class C common stock outstanding. In addition, there were 10,364,866 shares underlying options, 89,255 unvested restricted stock units outstanding under our global stock plan, 11,250 shares from an Exult Legacy stock plan, and 8,040,047 additional shares reserved for issuance under our global stock plan as of such date.

Our initial stockholders and their respective assignees own all of the shares of our Class B and Class C common stock. Shares of Class B and Class C common stock automatically convert into shares of Class A common stock on a one-for-one basis when they are sold by our initial stockholders or their related party assignees. A portion of these shares (“goodwill shares”) are subject to a phase-in from book value to market value through June 2006. In addition, all Class B and Class C shares were subject to certain transfer restrictions that expired in June 2005. Initial stockholders who remain active in the business continue to be subject to certain “hold” requirements on 25% of the original number of goodwill shares issued to them at the time of the initial public offering.

There are significant limitations on the ability of any person or company to buy Hewitt without the approval of the Board of Directors, which may decrease the price of our Class A common stock.

Our amended and restated certificate of incorporation and by-laws contain provisions that may make the acquisition of Hewitt more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes, each of which serves for a staggered three-year term;

•	all shares of Class B and Class C common stock are voted together in accordance with a majority of the votes cast by the holders of Class B and Class C common stock, voting together as a group;

•	a Director may be removed by our stockholders only for cause and then only by the affirmative vote of two-thirds of the outstanding voting power of stock entitled to vote generally in the election of Directors;

•	only the Board of Directors or the Chairman of the Board may call special meetings of our stockholders;

•	our stockholders may take action only at a meeting of the stockholders and not by written consent;

•	our stockholders must comply with advance notice procedures in order to nominate candidates for election to the Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of the stockholders;

•	the Board of Directors may consider the impact of any proposed change of control transaction on constituencies other than the stockholders in determining what is in the best interest of Hewitt;

•	business combinations involving one or more persons that own or intend to own at least 15% of the voting stock must be approved by the affirmative vote of holders of at least 75% of the voting stock, unless the consideration paid in the business combination is generally the highest price paid by these persons to acquire the voting stock or a majority of the directors unaffiliated with these persons who were directors prior to the time these persons acquired their shares approve the transaction; and

•	the stockholders may amend or repeal the provisions of the certificate of incorporation and the by-laws regarding change of control transactions and business combinations only by a vote of holders of two-thirds of the outstanding common stock at that time.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interest.

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits certain “business combinations” between a Delaware corporation and an “interested stockholder” (generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock) for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that the stockholders might consider to be in their best interest.

Item 2. Properties

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire complex comprises 11 buildings on two campuses and approximately 2.2 million square feet. As of September 30, 2005, we had a total of 85 offices in 31 countries and 6 additional offices in 4 additional countries through joint ventures and minority investments. We do not own any significant real property, but lease office space under long-term leases. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

We are not engaged in any legal proceeding that we expect to have a material adverse effect on our business, financial condition or results of operations. In the ordinary course of our business, we are routinely audited and subject to inquiries by government and regulatory agencies.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol HEW. The following table sets forth the range of high and low sales prices for each quarter for the last two fiscal years.

	Fiscal 2005
	High	Low
4th Quarter (July 1, 2005 through September 30, 2005)	$29.21	$26.27
3rd Quarter (April 1, 2005 through June 30, 2005)	$28.08	$23.94
2nd Quarter (January 1, 2005 through March 31, 2005)	$31.60	$26.25
1st Quarter (October 1, 2004 through December 31, 2004)	$32.30	$25.32

	Fiscal 2004
	High	Low
4th Quarter (July 1, 2004 through September 30, 2004)	$28.18	$24.40
3rd Quarter (April 1, 2004 through June 30, 2004)	$32.85	$27.10
2nd Quarter (January 1, 2004 through March 31, 2004)	$35.80	$29.52
1st Quarter (October 1, 2003 through December 31, 2003)	$31.00	$23.50

There is no established public trading market for our Class B or Class C common stock.

Holders of Record

As of October 31, 2005, there were 868 stockholders of record of our Class A common stock, 32 stockholders of record of our Class B common stock, and 37 stockholders of record of our Class C common stock, as furnished by our Stock Transfer Agent and Registrar, Computershare. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders is difficult to estimate with precision, but would be higher than the number of registered stockholders of record.

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

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial information included elsewhere herein.

	2005 (1)	2004	2003 (2)	2002 (3)	2001 (4)
	(amounts in millions, except per share data)
Fiscal Year ended September 30:
Total revenues	$2,898	$2,262	$2,031	$1,750	$1,502
Income before taxes and owner distributions (5)	—	—	—	—	183
Net income (5)	135	123	94	190	—
Income (loss) per share (6)
Basic	$1.21	$1.28	$0.99	$(0.27)	$—
Diluted	$1.19	$1.25	$0.97	$(0.27)	$—

As of September 30:
Total assets	$2,657	$1,808	$1,604	$1,345	$830
Long-term portion of debt and capital lease obligations	299	201	219	236	172
Working capital	321	425	284	200	207

(1)	On October 1, 2004, we completed a merger with Exult, Inc. and its results are included in our results from that date. See Note 5 to the consolidated financial statements for additional information on this merger.
(2)	On June 5, 2003, we acquired Cyborg Worldwide, Inc., and on June 15, 2003, we acquired substantially all of the assets of Northern Trust Retirement Consulting LLC. As such, their results are included in our results from the respective acquisition dates. See Note 5 to the consolidated financial statements for additional information on these acquisitions.
(3)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow Ltd. and its results are included in our results from that date.
(4)	Includes the results of Sageo, a business we launched with the intention of creating a stand-alone, Internet-based company that would provide a standardized set of health and welfare offerings to companies seeking less complex benefits solutions. In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to our Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation.
(5)	Prior to our transition to a corporate structure, we operated as a limited liability company through May 31, 2002. In such form, our owners were compensated through distributions of income and we did not incur firm-level income tax. Accordingly, results prior to May 31, 2002 do not include (i) compensation for services rendered by the owners or (ii) firm-level income tax expense. As a result, income before taxes and owner distributions is not comparable to net income of a corporation. In connection with our transition to a corporate structure, on June 1, 2002, the owners who worked in the business became employees and we began to record their compensation and related expenses and became subject to corporate income taxes.
(6)	Loss per share in fiscal 2002 is calculated based on earnings during the four month period from May 31, 2002, the date on which our transition to a corporate structure was completed, through September 30, 2002. The loss was generated primarily from several one-time charges incurred in connection with the transition to a corporate structure totaling $48 million and compensation expense related to the initial public offering restricted stock awards totaling $28 million through September 30, 2002. Similarly, common stock is weighted from May 31, 2002 and not from the beginning of the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described below, in “Note Regarding Forward-Looking Statements” which appears later in this section and in Item 1.under the heading “Risk Factors” which appears elsewhere in this Annual Report on Form 10-K.

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. We use the term “owner” to refer to the individuals who were members of FORE Holdings LLC prior to its dissolution, most of whom are our employees. We refer you to Note 13 for additional information on FORE Holdings LLC.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2005” or “fiscal 2005” means the twelve-month period that ended September 30, 2005. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. Prior period amounts have been reclassified to conform with the current year presentation.

Overview

Our strategic objectives of serving clients exceptionally well, having engaged and focused employees and creating a strong and growing business remained central to our focus in fiscal 2005. The following 2005 events illustrate actions taken towards successfully achieving these goals.

Exult Merger

On October 1, 2004 we completed the merger with Exult, Inc. (“Exult”), a leading provider of human resources business process outsourcing. Exult’s results of operations are included in our historical results from this date. With our integration of Exult this past year, we have expanded our market leadership in human resources business process outsourcing and the scope and flexibility of our Human Resources Business Process Outsourcing (“HR BPO”) capabilities so that we now have the flexibility either to take over a company’s existing human resources operations and technologies or to migrate a company to our proprietary technologies, depending on which approach best meets our clients’ needs and business objectives.

Some post-merger financial effects that we expect to see in future results include changes in business mix relating to the expansion of the HR BPO business. When we bring on new HR BPO clients, we typically assume their existing cost structure, including personnel and third party subcontractors, and work to transform the processes, systems and service delivery to reduce costs over time. As the HR BPO business grows within our Outsourcing segment, we expect near-term negative impacts on our firmwide and Outsourcing segment margins as we make investments in our HR BPO business infrastructure and upfront investments to implement new contracts and transform the underlying client processes. Margins are expected to improve as the initial HR BPO contracts mature and the average age of our HR BPO client contract portfolio increases.

Internal Reorganization

As we head into fiscal 2006, we are completing an internal reorganization that will improve our ability to deliver integrated total human resources solutions to clients. First and foremost, our realignment focuses on integration across operational areas, service areas and business regions. We expect this reorganization will foster better client and business connections, and allow us to share knowledge and leverage resources in the most effective way possible to build our overall business and deliver exceptional results for our clients.

In our Outsourcing segment, after the Exult merger, we integrated the operations of Benefits Outsourcing and HR BPO. We view the services delivered by these groups to be largely leveraged by shared operations and proprietary processes and methodologies. In the future, we anticipate that we will integrate further as a business group and focus on three critical client service areas—Core Process Management, Talent Management and Workforce Management— to ensure we’re maintaining and evolving our depth of knowledge and delivery expertise across all of these areas. In addition, we believe this will help reinforce the links that already exist between our Outsourcing delivery and Consulting capabilities to create and provide more holistic client solutions.

In our Consulting segment, we brought together our separate Consulting lines of business into a single, global Consulting business group, under common global leadership. We have also combined our Retirement and Financial Management and Health Management service areas into a Benefits Consulting service to create opportunities for more innovation and change, finding efficiencies, building a more connected and integrated offer to the marketplace, as well as expanding career opportunities for our associates.

We have also realigned our client development sales organization. We have embedded sales and accounts teams into both the Consulting and Outsourcing segments to have sales associates closer to the business and the services we offer across multiple geographies. The realignment of the sales group within the segments was completed by the end of the fiscal year.

Benefits Outsourcing Market Changes

Throughout 2005, we noticed a shift in demand for our Benefits Outsourcing services. Our new clients are increasingly looking to bundle these services into broader outsourcing relationships as evidenced by the fact that each of the 13 HR BPO contracts signed in fiscal 2005 included at least one benefits service. We anticipate this trend will drive further integration of our service offerings to address our client needs. In addition, the trend provides significant growth potential for our HR Outsourcing services to extend beyond our core Benefits Outsourcing expertise. While we expect the Benefits Outsourcing service to continue to grow, we expect the shift in demand to broader HR BPO services will decrease the percentage of the total Outsourcing business that stand-alone Benefits Outsourcing services represents.

Historical Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended September 30,			% Change
(in thousands)	2005 (1)	2004	2003 (2)	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$2,840,307	$2,204,682	$1,981,656	28.8%	11.3%
Reimbursements	58,143	57,545	49,637	1.0	15.9

Total revenues	2,898,450	2,262,227	2,031,293	28.1	11.4

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,628,949	1,412,908	1,266,931	15.3	11.5
Initial public offering restricted stock awards	17,355	16,733	39,010	3.7	(57.1)
Reimbursable expenses	58,143	57,545	49,637	1.0	15.9
Other operating expenses	789,938	431,912	396,009	82.9	9.1
Selling, general and administrative expenses	169,790	120,296	101,725	41.1	18.3

Total operating expenses	2,664,175	2,039,394	1,853,312	30.6	10.0

Operating income	234,275	222,833	177,981	5.1	25.2

Other expense, net	(13,760)	(14,974)	(17,340)	(8.1)	(13.6)

Income before income taxes	220,515	207,859	160,641	6.1	29.4

Provision for income taxes	85,783	85,015	66,364	0.9	28.1

Net income	$134,732	$122,844	$94,277	9.7%	30.3%

Segment Results

We provide services through our two business segments—Outsourcing and Consulting. The following table sets forth unaudited historical segment results for the periods presented. Operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended September 30,			% Change
(in thousands)	2005(1)	2004	2003(2)	2005	2004
Outsourcing
Revenues before reimbursements (net revenues)	$2,022,634	$1,432,091	$1,247,234	41.2%	14.8%
Segment income	253,474	297,911	245,905	(14.9)%	21.1%
Segment income as a percent of segment net revenues	12.5%	20.8%	19.7%

Consulting
Revenues before reimbursements (net revenues)	817,673	772,591	734,422	5.8%	5.2%
Segment income	169,806	126,064	136,380	34.7%	(7.6)%
Segment income as a percent of segment net revenues	20.8%	16.3%	18.6%

Total Company
Revenues before reimbursements (net revenues)	$2,840,307	$2,204,682	$1,981,656	28.8%	11.3%
Reimbursements	58,143	57,545	49,637	1.0%	15.9%

Total revenues	$2,898,450	$2,262,227	$2,031,293	28.1%	11.4%

Segment income	$423,280	$423,975	$382,285	(0.2)%	10.9%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	17,355	16,733	39,010	3.7%	(57.1)%
Unallocated shared costs	171,650	184,409	165,294	(6.9)%	11.6%

Operating income	$234,275	$222,833	$177,981	5.1%	25.2%

(1)	On October 1, 2004, we completed a merger with Exult and its results are included in our results from that date.
(2)	On June 5, 2003, we acquired Cyborg Worldwide, Inc., and on June 15, 2003, we acquired substantially all of the assets of Northern Trust Retirement Consulting LLC. As such, their results are included in our results from the respective acquisition dates.

CONSOLIDATED RESULTS

Fiscal Year Ended September 30, 2005

As a result of the merger with Exult on October 1, 2004, the results of operations for the years ended September 30, 2005 and 2004 are not comparable. In order to provide a more meaningful discussion of our 2005 results, the following table presents the audited historical results of Hewitt for the year ended September 30, 2005, and the unaudited pro forma results for the year ended September 30, 2004, as if the merger and consolidation had occurred on October 1, 2003. The unaudited pro forma combined income statement is presented for comparison purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future. Additionally, the unaudited combined pro forma income statement does not assume any benefits from cost savings or synergies and does not reflect any integration costs that the combined company realized or incurred after the merger. The discussion that follows is based upon comparing fiscal 2005 results with pro forma 2004 results. For a more detailed discussion of our pro forma results of operations, including reclassifications and adjustments, please refer to the “Pro Forma Results Reconciliation” later in this section.

	Year Ended September 30,		% Change	% of Net Revenues
(in thousands)	2005	Pro forma 2004		2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$2,840,307	$2,662,252	6.7%	100.0%	100.0%
Reimbursements	58,143	57,545	1.0	2.0	2.2

Total revenues	2,898,450	2,719,797	6.6	102.0	102.2

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,628,949	1,585,540	2.7	57.4	59.6
Initial public offering restricted stock awards	17,355	16,733	3.7	0.6	0.6
Reimbursable expenses	58,143	57,545	1.0	2.0	2.2
Other operating expenses	789,938	689,314	14.6	27.8	25.9
Selling, general and administrative expenses	169,790	159,298	6.6	6.0	6.0

Total operating expenses	2,664,175	2,508,430	6.2	93.8	94.3

Operating income	234,275	211,367	10.8	8.2	7.9

Other expense, net	(13,760)	(16,964)	(18.9)	(0.5)	(0.6)

Income before income taxes	220,515	194,403	13.4	7.7	7.3

Provision for income taxes	85,783	79,705	7.6	3.0	3.0

Net income	$134,732	$114,698	17.5%	4.7%	4.3%

Overview

In addition to our merger with Exult in 2005, there are two other acquisitions that have an effect on comparability between our fiscal 2005 and 2004 results. In May 2004, Exult acquired ReloAction, a relocation services company and in February 2004, we acquired the majority interest in our Puerto Rico operations, collectively, the “prior-year acquisitions”. The results of the 2004 acquisitions are included in our results from their respective acquisition dates and as such are reflected in our fiscal 2005 results and a portion of our 2004 results.

As previously reported, two acquired HR BPO contracts were terminated earlier in the year which resulted in impairment charges of approximately $10 million in the second quarter. One of these contracts accounted for approximately $188 million of revenue in fiscal year 2005. This contract was substantially completed by the end of the fiscal year with minimal revenue and related direct expenses continuing into the first quarter of fiscal year 2006. A significant portion of the annual revenues on this contract (approximately $111 million) consisted of third party supplier revenues which were nominally profitable.

Net Revenues

Net revenues increased 6.7%, to $2,840 million for the year ended September 30, 2005, from $2,662 million in the pro forma prior year. Adjusting for the net favorable effects of foreign currency translation of approximately $27 million and the favorable effects of the prior-year acquisitions of approximately $18 million, net revenues grew 5.0% over the pro forma prior-year period.

The revenue growth was primarily related to increased services to new and existing clients in our HR BPO business, an increase of $48 million in HR BPO related third party supplier revenues, and, to a lesser extent, increases in revenue from our Benefits Outsourcing business as well as growth in our Consulting segment. Retirement and financial management grew in all regions, particularly in Europe and North America, and talent and organization consulting services grew year-over-year, primarily outside of North America.

Compensation and Related Expenses

Compensation and related expenses (which include personnel, supplemental staffing and related expenses) increased 2.7%, to $1,629 million for the year ended September 30, 2005, from $1,586 million in the pro forma prior year. As a percentage of net revenues, compensation and related expenses decreased to 57.4% from 59.6% in the pro forma prior year. The $43 million increase in compensation and related expenses was due to increases in wages, primarily Outsourcing personnel to support Outsourcing segment growth, severance-related expenses of $9 million due primarily to the internal realignment, the effects of foreign currency translation of $19 million, the Exult retention-related awards of $13 million, and compensation expenses related to the prior-year acquisitions of approximately $10 million. This increase was offset in part by reductions of performance-based compensation of $65 million and lower discretionary benefit plan expense of $25 million versus the pro forma prior year. Lower compensation and related expenses as a percentage of net revenues also reflects a higher proportion of net revenues managed by Hewitt and provided by third party suppliers, where the costs of third party suppliers are reported in other operating expenses.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $101 million were recorded as initial public offering restricted stock award expense from June 27, 2002, through September 30, 2005, of which $17 million was recorded each year for the year ended September 30, 2005 and the comparable prior year. The remaining $11 million of unearned compensation as of September 30, 2005, will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses (which include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs) increased 14.6%, to $790 million for the year ended September 30, 2005, from $689 million in the pro forma prior year. As a percentage of net revenues, other operating expenses increased to 27.8% from 25.9% in the pro forma prior year. The $101 million year-over-year increase and increase in other operating expenses as a percentage of net revenues primarily reflects a higher mix of HR BPO services provided through contracted third party vendors and increased client service delivery expenses in HR BPO and Benefits Outsourcing.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses) increased 6.6%, to $170 million for the year ended September 30, 2005, from $159 million in the pro forma prior year. As a percentage of net revenues, SG&A expenses were 6.0% in both 2005 and the pro forma prior year. Included in SG&A in 2005 is a customer relationship intangible impairment charge of approximately $10 million recorded in the second quarter relating to two terminated client contracts. Excluding the impairment charges, SG&A expenses as a percentage of net revenues declined to 5.6% in the current year.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, equity earnings on unconsolidated ventures and other income or expense) decreased 18.9%, to $14 million for the year ended September 30, 2005, from $17 million in the pro forma prior year. As a percentage of net revenues, other expenses, net declined to 0.5% in 2005, from 0.6% in the pro forma prior year. Increases in interest income on short-term investments and other accrued interest income in 2005, was offset in part by an increase in interest expense due to a higher level of debt primarily in connection with the Exult merger and a term loan credit facility in the U.K. to finance the build-out of the local office.

Provision for Income Taxes

The provision for income taxes was $86 million for the year ended September 30, 2005, compared to $80 million in the pro forma prior year, an increase of 7.6%. The increase in the provision for income taxes is due to higher income before income taxes in the current year partially offset by a decrease in the expected effective tax rate from 41% to 39%. The decrease in the effective tax rate primarily relates to an increase in reported earnings of our international subsidiaries and a reduction in the state income tax rate due to shifts in the locations where we provide services.

Fiscal Years Ended September 30, 2004 and 2003

	Year Ended September 30,		% Change	% of Net Revenues
(in thousands)	2004	2003		2004	2003
Revenues:
Revenues before reimbursements (net revenues)	$2,204,682	$1,981,656	11.3%	100.0%	100.0%
Reimbursements	57,545	49,637	15.9	2.6	2.5

Total revenues	2,262,227	2,031,293	11.4	102.6	102.5

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,412,908	1,266,931	11.5	64.1	63.9
Initial public offering restricted stock awards	16,733	39,010	(57.1)	0.8	2.0
Reimbursable expenses	57,545	49,637	15.9	2.6	2.5
Other operating expenses	431,912	396,009	9.1	19.6	20.0
Selling, general and administrative expenses	120,296	101,725	18.3	5.4	5.1

Total operating expenses	2,039,394	1,853,312	10.0	92.5	93.5

Operating income	222,833	177,981	25.2	10.1	9.0

Other expense, net	(14,974)	(17,340)	(13.6)	(0.6)	(0.9)

Income before income taxes	207,859	160,641	29.4	9.5	8.1

Provision for income taxes	85,015	66,364	28.1	3.9	3.3

Net income	$122,844	$94,277	30.3%	5.6%	4.8%

Overview

The following discussion of results is for periods prior to the Exult merger and is based on the historical results of operations for those periods. During 2004 and 2003, we completed a number of acquisitions whose results are included in the consolidated financial statements from their respective acquisition dates. Please also see Note 5 to the consolidated financial statements for additional information on these acquisitions. Where the acquisitions had an effect on comparability, we have noted them in the analysis that follows.

Net Revenues

Net revenues increased 11.3% to $2,205 million for the year ended September 30, 2004, from $1,982 million in prior year. Adjusting for the effects of acquisitions of approximately $79 million and foreign currency translation of approximately $40 million, net revenues grew 5.2% in 2004. Net revenue growth was primarily due to increases in new core services in Benefits Outsourcing, an increase in one-time projects in Outsourcing and the addition of new HR BPO (formerly, Workforce Management) clients.

Compensation and Related Expenses

Compensation and related expenses increased 11.5%, to $1,413 million for the year ended September 30, 2004, from $1,267 million in the prior year. The $146 million increase in compensation and related expenses in 2004 was due to increases in employee headcount from 2004 and 2003 acquisitions, the effects of foreign currency translation, wage increases, and increases in outsourcing personnel to support the growth of benefits administration outsourcing and HR BPO (formerly, Workforce Management) businesses. Excluding compensation expenses related to acquisitions of approximately $54 million and the unfavorable effects of foreign currency translation of approximately $21 million, compensation and related expenses grew 5.7% in 2004. As a percentage of net revenues, compensation and related expenses increased slightly in 2004 primarily due to lower than expected revenues relative to compensation increases in our retirement plan consulting business in Europe, offset by our continued effort to increase productivity and leverage technology within our benefits administration outsourcing business, increased productivity in certain of our discretionary consulting services and the leveraging of shared services personnel.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $83 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through September 30, 2004, of which $17 million was recorded in 2004 and $39 million in 2003. The decrease in the initial public offering restricted stock award expense in 2004 is a direct result of the timing of the vesting of the awards. Stock awards that vested over six months were fully expensed in early 2003, while the awards vesting over four years continue to be recognized into expense through June 27, 2006.

Other Operating Expenses

Other operating expenses increased 9.1%, to $432 million for the year ended September 30, 2004, from $396 million in the prior year. As a percentage of revenue, other operating expenses declined slightly to 20.0% in 2004 from 20.9% in 2003. The $36 million increase in 2004 primarily reflects the inclusion of operating costs from our acquisitions, increased occupancy expenses in connection with a planned office relocation in the United Kingdom and increases in computer equipment repairs and maintenance, partially offset by lower depreciation on computer equipment. Adjusting for the effects of acquisitions, other operating expenses as a percentage of net revenues were 19.5% and 19.9% in 2004 and 2003, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 18.3%, to $120 million for the year ended September 30, 2004, from $102 million in the prior year. The $19 million increase in SG&A expenses in 2004 resulted from the inclusion of SG&A costs from our 2004 and 2003 acquisitions, increased insurance costs and travel expenses. As a percentage of net revenues, SG&A expenses were 5.5% and 5.1% in 2004 and 2003, respectively. Adjusting for the effects of the acquisitions in 2004 and 2003, SG&A expenses as a percentage of net revenues were 5.3% and 4.9%, respectively.

Other Expenses, Net

Other expenses, net decreased by 13.6%, to $15 million for the year ended September 30, 2004, from $17 million in the prior year. As a percentage of net revenues, other expenses, net was 1% or less in both years. Interest expense was $19 million in 2004 and $20 million in 2003. The decrease in the interest expense in 2004 is primarily due to decreased principal balances on our fixed rate long-term debt.

Provision for Income Taxes

The provision for income taxes was $85 million in 2004 and $66 million in 2003. The increase in the provision reflects the increase in pre-tax earnings in 2004. The effective tax rate was 41% in 2004 and 2003.

SEGMENT RESULTS

Fiscal Year Ended September 30, 2005

Exult’s operating results are included within the Outsourcing segment. The pro forma fiscal 2004 results reflect an allocation of Exult cost center expenses which is consistent with the allocation methodology applied to our similar shared service costs. The costs of information services, human resources and the direct client delivery activities provided by Hewitt’s client development function were allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and combined pro forma headcount. The addition of Exult personnel in Outsourcing resulted in a shift in allocated costs from the Consulting segment to the Outsourcing segment which is consistent with the allocation methodologies used by Hewitt for all periods presented. The following table presents our segment results for the year ended September 30, 2005, compared with our unaudited pro forma segment results for the year ended September 30, 2004.

	Year Ended September 30,		% Change
	2005	Pro forma 2004
Outsourcing
Revenues before reimbursements (net revenues)	$2,022,634	$1,889,661	7.0%
Segment income	253,474	304,196	(16.7)%
Segment income as a percentage of segment net revenues	12.5%	16.1%

Consulting
Revenues before reimbursements (net revenues)	$817,673	$772,591	5.8%
Segment income	169,806	128,727	31.9%
Segment income as a percentage of segment net revenues	20.8%	16.7%

Total Company
Revenues before reimbursements (net revenues)	$2,840,307	$2,662,252	6.7%
Reimbursements	58,143	57,545	1.0%

Total revenues	$2,898,450	$2,719,797	6.6%

Segment income	$423,280	$432,923	(2.2)%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	17,355	16,733	3.7%
Unallocated shared service costs	171,650	204,823	(16.2)%

Operating income	$234,275	$211,367	10.8%

Outsourcing

Outsourcing net revenues increased by 7.0%, to $2,023 million for the year ended September 30, 2005, from $1,890 million in the pro forma prior year. The revenue growth was due, in part, to the addition of revenues from the 2004 acquisitions as well as the effects of foreign currency translation. Excluding the favorable effects of the 2004 acquisitions of approximately $16 million and the net favorable effects of foreign currency translation of approximately $12 million, Outsourcing net revenues increased 5.5%. This increase was primarily due to increased services to new and existing clients in our HR BPO business, which included an increase in subcontracted third party supplier revenues of $48 million, and, to a lesser extent, increases in revenue from our stand-alone Benefits Outsourcing business. Growth in the stand-alone benefits business primarily related to a change in service mix toward higher revenue generating administrative services, and was partially offset by the planned re-pricing of some older contracts to current market prices.

Outsourcing segment income decreased 16.7%, to $253 million in the year ended September 30, 2005, from $304 million in the pro forma prior year. Outsourcing segment income as a percentage of Outsourcing net revenues decreased to 12.5% in 2005, from 16.1% in the pro forma prior-year period. Included in the current year results were a $10 million customer relationship intangible assets impairment charge related to two Outsourcing contracts which were terminated in the second quarter, Exult retention-related awards expense of $13 million offset in part by the addition of the 2004 acquisitions which contributed $3 million of operating income in 2005. Segment income also benefited from lower performance-based compensation and discretionary benefit plan expenses for Outsourcing personnel of $16 million and $12 million, respectively, than in the pro forma prior-year period. After excluding the effect of these items, Outsourcing margins decreased due to higher losses on early stage HR BPO contracts, a higher mix of third-party supplier revenues, a higher than anticipated level of expense including the build-out of our global delivery capabilities, and lower Benefits Outsourcing margins. Benefits margins were down modestly primarily due to re-pricing of some older contracts to market prices and to a lesser extent by higher client service delivery costs in the year.

Consulting

Consulting net revenues increased by 5.8%, to $818 million in the year ended September 30, 2005, from $773 million in the pro forma prior year. A portion of this growth was due to the net favorable effect of foreign currency translation of approximately $15 million and the favorable effect of the acquisitions of a majority interest in our Puerto Rico operations and a pension management business in The Netherlands of approximately $2 million. Adjusting for the effects of foreign currency and the 2004 acquisitions, Consulting net revenues increased by 3.7% in 2005, as compared to the pro forma prior year. For the year ended September 30, 2005, the increase was primarily due to growth in retirement and financial management, primarily in Europe and North America, and talent and organization consulting services primarily outside North America.

Consulting segment income increased by 31.9%, to $170 million in the year ended September 30, 2005, from $129 million in the pro forma prior year. Consulting segment margin increased to 20.8% from 16.7%. The increase in margins was primarily due to lower performance-based compensation and lower discretionary benefit plan expenses for Consulting personnel of $26 million and $4 million, respectively, than in the pro forma prior-year period. After excluding the effect of these items, margin increased in 2005 over the pro forma prior year primarily in retirement and financial management and talent and organization consulting services due largely to higher revenues in these practices, while leveraging the cost base.

Fiscal Years Ended September 30, 2004 and 2003

	Year Ended September 30,		% Change
	2004	2003
Outsourcing (1)
Revenues before reimbursements (net revenues)	$1,432,091	$1,247,234	14.8%
Segment income	297,911	245,905	21.1%
Segment income as a percentage of segment net revenues	20.8%	19.7%

Consulting
Revenues before reimbursements (net revenues)	$772,591	$734,422	5.2%
Segment income	126,064	136,380	(7.6)%
Segment income as a percentage of segment net revenues	16.3%	18.6%

Total Company (1)
Revenues before reimbursements (net revenues)	$2,204,682	$1,981,656	11.3%
Reimbursements	57,545	49,637	15.9%

Total revenues	$2,262,227	$2,031,293	11.4%

Segment income	$423,975	$382,285	10.9%
Charges not recorded at the Segment level – Initial public offering restricted stock awards	16,733	39,010	(57.1)%
Unallocated shared service costs	184,409	165,294	11.6%

Operating income	$222,833	$177,981	25.2%

(1)	On June 5, 2003, we acquired Cyborg and on June 15, 2003, we acquired substantially all of the assets of Northern Trust Retirement Consulting LLC. As such, their results are included in our results from the respective acquisition dates.

The following discussion of results is for periods prior to the Exult merger and is based on the historical results of operations for those periods. During 2004 and 2003, we completed a number of acquisitions whose results are included in the consolidated financial statements from their respective acquisition dates. Please also see Note 5 to the consolidated financial statements for additional information on these acquisitions. Where the acquisitions had an effect on comparability, we have noted them in the analysis that follows.

Outsourcing

Outsourcing net revenues increased by 14.8%, to $1,432 million for the year ended September 30, 2004, from $1,247 million in the prior year. Revenue growth in 2004 was due, in part, to the addition of 2004 and 2003 acquisitions totaling approximately $72 million, as well as favorable effects of foreign currency translation of approximately $6 million. Excluding the effects of these acquisitions and favorable foreign currency translation, Outsourcing net revenues increased 8.5% in 2004. This Outsourcing net revenue growth was primarily in the benefits administration business and was due to the addition of new core benefits services, an increase in one-time projects and new HR BPO (known then as Workforce Management) clients coming on line.

Outsourcing segment income increased by 21.1%, to $298 million in the year ended September 30, 2004, from $246 million in the prior year. Outsourcing segment income as a percentage of outsourcing net revenues was 20.8% in 2004 and 19.7% in 2003. Excluding the effects of the acquisitions of $12 million in 2004 and $3 million in 2003, segment income as a percentage of Outsourcing net revenues was 21.0% in 2004 and 20.5% in 2003. The increase in margin in 2004 was due to continued efforts to drive efficiencies in our benefits administration outsourcing business by leveraging our technology and operating scale, which was partially offset by increased personnel to support the development and growth of our first HR BPO service offerings—Workforce Management and Payroll.

Consulting

Consulting net revenues increased 5.2%, to $773 million for the year ended September 30, 2004, from $734 million in the prior year. The majority of this growth was due to the effect of favorable foreign currency translation of approximately $34 million and the addition of 2004 and 2003 acquisitions of approximately $7 million. Adjusting for the favorable effects of foreign currency and the acquisitions, Consulting net revenues decreased 0.4% in 2004. Declines in demand for certain of our discretionary consulting services were mostly offset by growth in health benefit management consulting while retirement and financial management was generally flat year over year.

Consulting segment income decreased by 7.6%, to $126 million in the year ended September 30, 2004, from $136 million in the prior year. Consulting segment income as a percentage of consulting net revenues was 16.3% in 2004 and 18.6% in 2003. Adjusting for effects of acquisitions in 2004 and 2003, segment income as a percentage of Consulting net revenues was 15.8% in 2004 and 18.8% in 2003. The decrease in margins in 2004 was primarily the result of declines in our European region, driven by a combination of higher costs due to a previously planned office relocation as well as compensation costs on lower than planned revenue due in part to a delay in the timing of anticipated work related to benefit-related legislative changes in Europe, as well a decline in revenue for certain discretionary communications and other consulting assignments in North America.

Critical Accounting Policies and Estimates

Conforming with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this Annual Report on Form 10-K. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances change; however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition and client contract loss reserves, deferred contract costs and revenues, performance-based compensation, accounts receivable and unbilled work in process, goodwill and other intangible assets, retirement plans and income taxes.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Outsourcing contract terms typically range from three- to five-years for benefits contracts and seven- to ten-years for HR BPO contracts, while consulting arrangements are generally of a short-term nature.

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we have contracts with multiple elements primarily in our Outsourcing segment. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify, as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis

•	There is objective and reliable evidence of the fair value of the undelivered items

•	If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If these criteria are not met, deliverables included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided or a predominant service level has been attained. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Revenue is then recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis (as adjusted primarily for volume changes), as appropriate.

Our clients typically pay for consulting services either on a time-and-material or on a fixed-fee basis. On fixed-fee engagements, revenues are recognized either as services are provided using a proportional performance method, which utilizes estimates of overall profitability and stages of project completion, or at the completion of the project, based on the facts and circumstances of the client arrangement.

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

Deferred Contract Costs and Deferred Contract Revenues

For long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting; specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting; specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from our clients either up front or over the ongoing services period in the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the contract ongoing services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded if necessary and any remaining deferred implementation revenues and costs would then be recognized into earnings through the termination date.

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. A key factor mitigating this risk is our diverse client base. For the years ended September 30, 2005, 2004 and 2003, no single client accounted for more than 10% of our total revenues.

Goodwill and Other Intangible Assets

In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired have been based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value have been based primarily upon future cash flow projections for the acquired businesses and net assets, discounted to present value using a risk adjusted discount rate. We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Retirement Plans

We provide pension benefits to certain of our employees outside of North America and other postretirement benefits to certain of our employees in North America. The valuation of the funded status and net periodic pension and other postretirement benefit costs are calculated using actuarial assumptions, which are reviewed annually. The assumptions include rates of increases in employee compensation, interest rates used to discount liabilities, the long-term rate of return on plan assets, anticipated future health-care costs, and other assumptions involving demographic factors such as retirement, mortality and turnover. The selection of assumptions is based on both short-term and long-term historical trends and known economic and market conditions at the time of the valuation. The use of different assumptions would have resulted in different measures of the funded status and net periodic pension and other postretirement benefit expenses. Actual results in the future could differ from expected results. We are not able to estimate the probability of actual results differing from expected results, but believe our assumptions are appropriate. Our assumptions are listed in Note 15. The most critical assumptions pertain to the plans covering employees outside North America, as these plans are the most significant to our consolidated financial statements.

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

Pro Forma Results Reconciliation

The following unaudited pro forma combined income statement with explanatory notes present combined unaudited statements of operations of Hewitt and Exult for the year ended September 30, 2004, giving effect to the merger as if it had been completed on October 1, 2003, the beginning of Hewitt’s 2004 fiscal year. The unaudited pro forma combined income statement has been derived from and should be read in conjunction with the historical consolidated financial statements and the related notes of both Hewitt and Exult. The unaudited pro forma combined financial information shows the impact of the merger with Exult on Hewitt’s historical results of operations applying the purchase method of accounting. Under this method of accounting, the results of operations of Hewitt and Exult were combined from the merger date forward.

The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the date specified, or that may be expected to occur in the future. It does not assume any benefits from cost savings or synergies and it does not reflect any integration costs that the combined company realized or incurred after the merger. The unaudited pro forma combined income statement reflects the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue described in “Critical Accounting Policies and Estimates” above. Exult’s policy was to recognize revenue for long-term, multi-deliverable process management contracts based on the proportion of contract costs incurred to date to the then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. For a more detailed description of Hewitt’s and Exult’s revenue recognition policies, please refer to the historical consolidated financial statements and the related notes of Hewitt and Exult.

Pro Forma Combined Income Statement

(unaudited)

	Year Ended September 30, 2004
(Dollars in thousands except share and per share amounts)	Hewitt	Exult	Exult Reclassifications	Pro Forma Adjustments		Hewitt/Exult Pro Forma Combined
Revenues:
Revenues before reimbursements (net revenues)	$2,204,682	$465,759	$(42)	$(7,223	)(A)	$2,662,252
				(14,796	)(B)
				13,872	(C)
Reimbursements	57,545	—	—	—		57,545

Total revenues	2,262,227	465,759	(42)	(8,147)		2,719,797

Operating Expenses:
Cost of revenues	—	450,266	(450,266)	—		—
Compensation and related expenses, excluding initial public offering restricted stock awards	1,412,908	—	178,520	(5,300	)(D)	1,585,540
				(1,394	)(E)
				806	(E)
Initial public offering restricted stock awards	16,733	—	—	—		16,733
Reimbursable expenses	57,545	—	—	—		57,545
Other operating expenses	431,912	—	285,431	(14,796	)(B)	689,314
				(15,652	)(C)
				8,560	(C)
				(12,724	)(F)
				6,583	(F)
Selling, general and administrative expenses	120,296	48,254	(13,311)	(278	)(C)	159,298
				11,368	(C)
				(7,031	)(D)

Total operating expenses	2,039,394	498,520	374	(29,858)		2,508,430

Operating income (loss)	222,833	(32,761)	(416)	21,711		211,367

Other expense, net	(14,974)	(1,363)	416	(444	)(G)	(16,964)
				3,336	(H)
				(3,935	)(H)

Loss from continuing operations before income taxes		(34,124)
Income before income taxes	207,859		—	20,668		194,403

Provision for income taxes	85,015	411	—	(5,721	)(I)	79,705

Loss from continuing operations		$(34,535)

Net income	$122,844		$—	$26,389		$114,698

Earnings per share:
Basic	$1.28					$0.97
Diluted	$1.25					$0.95

Weighted average shares:
Basic	96,031,389			22,092,826	(J)	118,124,215
Diluted	97,950,088			22,283,761	(J)	120,233,849

Certain amounts in the historical consolidated income statements of Exult have been reclassified to conform to Hewitt’s current presentation. These are labeled as Exult Reclassifications in the unaudited pro forma combined income statement. Discontinued operations reported in Exult’s historical consolidated statement of income have been excluded.

The unaudited pro forma combined income statement presented does not indicate the combined results of operations that might have occurred had the pro forma adjustments actually taken place as of the date specified, nor is it indicative of the results of operations in future periods of the combined company.

Pro Forma Adjustments

The pro forma adjustments reflected in the unaudited pro forma combined income statement are as follows:

(A)	This adjustment reflects the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue as described in Note 2 to the consolidated financial statements contained elsewhere in this Annual Report. Exult’s policy was to recognize revenue for long-term multi-deliverable process management contracts for each reporting period based on the proportion of costs incurred to date to the then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. The effect of this adjustment is to decrease net revenues by $7,223 for the year ended September 30, 2004. (For the year ended September 30, 2004, this entry also includes the effect of removing the $23.9 million Bank of America termination adjustment that Exult recorded in their quarter ended March 31, 2004.)

(B)	These adjustments reflect the elimination of Hewitt services sold to Exult. All significant intercompany balances and transactions have been eliminated from the unaudited pro forma combined income statement.

(C)	These adjustments reflect the reversal of Exult’s historical amortization of intangible assets and record the amortization of intangible assets (other than goodwill) resulting from the merger. The impact of these adjustments is to decrease amortization expense as follows:

Year Ended September 30, 2004
Historical amortization expense	$29,802
Pro forma amortization expense	(19,928)

Decrease in amortization expense	$9,874

The reversal of amortization of certain intangible assets which were recorded by Exult as a reduction of revenue over the applicable contract term resulted in a net increase to net revenues of $13,872 for the year ended September 30, 2004.

(D)	These adjustments reflect the elimination of the expense incurred for the incentive bonuses of $6,000 for the portion of the 2004 bonus period ending September 30, 2004 and the elimination of professional fees incurred by Exult related to the merger.

(E)	This adjustment eliminates the amortization of unearned compensation on Exult’s heritage restricted stock awards. In connection with the merger, the majority of Exult’s heritage restricted stock was converted into Hewitt Class A common stock, keeping the original restrictions and vesting periods. As a result, the adjustment also records the amortization of the unearned compensation of the converted restricted stock.

(F)	These adjustments reflect the write off of Exult’s historical depreciation of property and equipment and record the depreciation of property and equipment acquired in the merger based on their estimated fair values and useful lives. The impact of these adjustments is to decrease depreciation expense as follows:

Year Ended September 30, 2004
Historical depreciation expense	$12,724
Pro forma depreciation expense	(6,583)

Decrease in depreciation expense	$6,141

(G)	This adjustment reduces interest income as a result of the cash payments of $29,545 pertaining to the settlement of Exult’s employee stock options for $23,545 and incentive bonuses of $6,000 for the portion of the 2004 bonus period ending September 30, 2004. Had the cash payment occurred as of October 1, 2003 for the unaudited pro forma income statement, interest income on cash and cash equivalents would have been lower by $444 for the year ended September 30, 2004.

(H)	These adjustments record the interest expense on long-term debt instruments and capital lease obligations based upon the fair value of those instruments and obligations at the date of merger. The impact of the adjustments was to increase interest expense by $599 for the year ended September 30, 2004.

(I)	This adjustment reflects the anticipated income tax expense, which was redetermined based on the combined income of Exult and Hewitt. The adjusted effective tax rate is 41% for the pro forma year ended September 30, 2004. Actual effective tax rates may differ from the pro forma rates reflected in this unaudited pro forma combined income statement and will ultimately depend on several variables, including the mix of earnings between domestic and international operations (including the amount of any foreign losses for which a valuation allowance is recorded), and the overall level of earnings.

(J)	For the year ended September 30, 2004, the weighted average shares were calculated using the historical weighted average shares outstanding of Hewitt and the actual number of Hewitt shares issued for the merger at October 1, 2004. Earnings per share data have been computed based on the combined historical net income of Hewitt, loss from continuing operations for Exult and the impact of pro forma adjustments.

Quarterly Results

The following tables set forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in millions, except earnings per share information.

	Fiscal 2005 (1)				Fiscal 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues:
Revenues before reimbursements (net revenue)	$710	$697	$712	$721	$532	$546	$552	$575
Reimbursements	15	15	13	15	19	13	12	14

Total revenues	725	712	725	736	551	559	564	589

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	420	406	411	392	340	347	359	367
Initial public offering restricted stock awards	4	4	4	5	4	5	4	4
Reimbursable expenses	15	15	13	15	19	13	12	14
Other operating expenses	186	193	196	215	105	111	103	113
Selling, general and administrative expenses	38	45	45	42	27	28	32	33

Total operating expenses	663	663	669	669	495	504	510	531

Operating income	62	49	56	67	56	55	54	58

Other expenses, net	(4)	(3)	(3)	(3)	(6)	(4)	(4)	(1)

Income before income taxes	58	46	53	64	50	51	50	57

Provision for income taxes	24	19	20	23	21	21	20	23

Net income	$34	$27	$33	$41	$29	$30	$30	$34

Earnings per share – Basic	$0.29	$0.24	$0.31	$0.38	$0.31	$0.32	$0.31	$0.34
– Diluted	$0.28	$0.23	$0.31	$0.37	$0.30	$0.31	$0.30	$0.34

(1)	On October 1, 2004, we completed a merger with Exult, Inc. and its results are included in our results from that date.

Seasonality and Inflation

Revenues and income vary over the fiscal year. Within our Outsourcing segment, we generally experience a seasonal increase in our fiscal fourth and first quarter revenues because our clients’ benefit enrollment processes typically occur during the fall. Within our Consulting segment, we typically experience a seasonal peak in the fiscal third and fourth quarters which reflects our clients’ business needs for these services. We believe inflation has had little effect on our results of operations during the past three years.

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

Summary of Cash Flows (in thousands)	Year Ended September 30,
	2005	2004	2003
Cash provided by operating activities	$346,077	$241,089	$278,554
Cash provided by (used in) investing activities	47,578	(135,787)	(240,098)
Cash used in financing activities	(358,520)	(44,619)	(51,641)
Effect of exchange rates on cash and cash equivalents	(688)	1,013	2,210

Net increase (decrease) in cash and cash equivalents	34,447	61,696	(10,975)
Cash and cash equivalents at beginning of period	129,481	67,785	78,760

Cash and cash equivalents at end of period	$163,928	$129,481	$67,785

Working capital, defined as current assets less current liabilities, was $321 million, $425 million and $284 million at September 30, 2005, 2004 and 2003, respectively. The decrease in working capital in 2005 was primarily related to the funding of the Company’s tender offer in the second quarter of 2005, in which the Company repurchased $300 million of the Company’s Class A common stock from shareholders. This repurchase was funded through the sale of investments, cash on hand and short-term borrowings (See Note 3 to the consolidated financial statements – “Tender Offer” for additional information).

For the years ended September 30, 2005, 2004 and 2003, cash provided by operating activities was $346 million, $241 million and $279 million, respectively. The increase in cash provided by operating activities in 2005 was primarily due to increased cash collections of receivables and advance billings, higher income from operations before non-cash items in the current year, higher upfront implementation fees, a non-recurring $11 million refund of prepaid rent stemming from a client termination in the second quarter of fiscal 2005 and a $3 million fee for renegotiating certain of our real estate terms. These increases were partially offset by higher annual performance-based compensation paid out in early 2005 for the 2004 fiscal year than was paid out in 2004 for the 2003 fiscal year, an increase in expenditures related to deferred contract costs on new client contracts and the payment of higher income taxes for the combined Company in 2005. The decrease in cash provided by operating activities in 2004 was primarily related to a significant increase in advanced billing arrangements in 2003 while the 2004 levels remained flat. Additionally, the decrease was due in part to the timing of cash collections of receivables and limited deferred billing arrangements, partially offset by increases in accounts payable and deferred compensation.

We incur significant cash outflows in connection with new Outsourcing contracts. During fiscal year 2005, we capitalized, net of amortization, an additional $91 million of implementation and ongoing service costs; the great majority of these costs in connection with our HR BPO services. Fees for implementations received ahead of delivering our ongoing services are also recorded as deferred contract revenues and amortized over the contract services period. Historically, we received a greater amount of implementation fees at the beginning of our arrangements. In recent years, and primarily in connection with our HR BPO contracts, more of the client investments are being recovered from fees received over the ongoing services period. We generally have early termination provisions and other protections to recover these investments and fees for services provided to date. The fact that we may spend more and recover less for our client service investments in earlier periods of a new contract will reduce our operating cash flows in those periods when we enter into the new outsourcing contracts.

For the years ended September 30, 2005, 2004 and 2003 cash provided by investing activities was $48 million and cash used in investing activities was $136 million and $240 million, respectively. The increase in cash provided by investing activities in 2005 primarily reflects a lower level of short-term investment purchases than in the prior year. This was partially offset by higher expenditures for new computers, equipment including mainframe computer and disk storage upgrades, new servers, personal computers, telecommunications equipment and software enhancements. The decrease in cash used in investing activities in 2004 was primarily due to a decrease in net purchases of short-term investments, less net cash paid for acquisitions and lower software development expenditures in the current year than in the prior year. This was partially offset by increased capital expenditures.

For the year ended September 30, 2005, 2004 and 2003, cash used in financing activities was $359 million, $45 million and $52 million, respectively. The increase in the use of cash from financing activities in 2005 was primarily due to repurchases of our common stock though open market repurchases and the tender offer in the second quarter of 2005, an increase in repayments of debt, partially offset by increased short term borrowings. The decrease in cash used in financing activities in 2004 was primarily due to reduced spending on capital lease obligations and due to increased proceeds from the exercise of stock options resulting from more options becoming vested. These lower uses of cash were offset by increased payments on our long-term debt as the installments on our unsecured senior term notes have begun to come due.

Capital expenditures for property, plant and equipment and software were approximately $177 million, $94 million and $68 million for the years ended September 30, 2005, 2004 and 2003, respectively. The Company’s significant investments in 2005 were for computer and telecommunications equipment, leasehold improvements and furniture and fixtures.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and other long-term liabilities. The following table shows the minimum payments required under existing agreements which have initial or remaining non-cancelable terms in excess of one year as of September 30, 2005.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2006	2007- 2008	2009- 2010	Thereafter
	(in millions)
Operating leases (1)	737	89	149	123	376

Capital leases:
Principal	80	4	9	11	56
Interest	41	6	11	9	15

	121	10	20	20	71

Debt:
Principal	259	36	50	30	143
Interest	50	12	18	13	7

	309	48	68	43	150

Purchase commitments	73	34	37	2	—

Other long-term liabilities	72	8	16	9	39

Total contractual obligations	$1,312	$189	$290	$197	$636

(1)	In May and July 2005, FORE Holdings, our former parent company and a related party, sold properties and its rights as lessor for a number of the properties in which the Company leases space. As a result, our operating leases are all with third parties and there are no remaining operating leases with related parties (see Note 13 to the consolidated financial statements for additional information). In exchange for certain waivers and covenant changes stemming from the property sale, we received $3 million which is being amortized as a reduction of our rent expense over the remainder of the related leases.

Operating and Capital Leases

We have various third party operating leases for office space, furniture and equipment such as copiers, servers and disk drives with terms ranging from one to twenty years.

During fiscal 2002, we entered into two 15-year capital leases for office space Additionally, we have various telecommunications equipment installment notes under capital lease which are payable over three- to five-years and are secured by the related equipment.

Refer to Note 12 to the consolidated financial statements for additional information on operating and capital leases.

Debt

Our debt consists primarily of lines of credit, term notes, and equipment financing arrangements.

Variable Interest Rate Debt

Lines of Credit and Credit Facilities

On May 23, 2005, Hewitt closed on a five-year credit facility, with a six-bank syndicate, that provides for borrowings up to $200 million. This facility replaced a three-year facility that was scheduled to expire on September 27, 2005. Borrowings under the new facility accrue interest at LIBOR plus 30-to-60 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on May 23, 2010. Quarterly facility fees ranging from 7.5-to-15 basis points are charged on the average daily commitment under the facility. At September 30, 2005, there were no borrowings outstanding against the new facility.

In connection with the Exult merger, we assumed a domestic unsecured revolving line of credit facility which provides for borrowings up to $25 million and which expires on October 1, 2007. Borrowings under the facility accrue interest at LIBOR plus 52.5-72.5 basis points or a base rate. A commitment fee of 0.125% per annum is charged on the unused portion of the facility. At September 30, 2005, $9.8 million was outstanding on the line of credit and was accruing interest at 4.84%.

Hewitt Bacon & Woodrow Ltd., (“HBW”) a U.K. subsidiary, has an unsecured British pound sterling line of credit permitting borrowings up to £5 million, at a current rate of 5.525%. The line of credit expires on July 31, 2006. As of September 30, 2005, there was no outstanding balance on the line of credit.

On December 22, 2004, HBW entered into a £6 million term loan credit facility agreement. The loan is repayable in 24 quarterly installments through December 2010 and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.4925% at September 30, 2005. At September 30, 2005, the outstanding balance of the term loan was approximately £6 million or $11 million.

Other foreign debt outstanding at September 30, 2005 and 2004 totaled $1.6 million and $0.7 million, respectively, pursuant to local banking relationships.

Multi-Currency Credit Facility

We have a contract with a global lending institution to guarantee borrowings of our subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is available for Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of September 30, 2005 there were borrowings of $12 million.

Fixed Interest Rate Debt

Unsecured Senior Term Notes

We have issued unsecured senior term notes to various financial institutions consisting primarily of insurance companies totaling $121 million as of September 30, 2005. The $121 million consists of the following notes (in thousands):

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

$121,000

Convertible Senior Notes

Subsequent to our merger with Exult, Hewitt became the sole obligor and assumed obligations on $110 million of 2.50% Convertible Senior Notes due October 1, 2010. The notes rank equally with all of our existing and future senior unsecured debt and are effectively subordinated to all liabilities of each of our subsidiaries. We recorded the notes at their estimated fair value of $102 million at the merger date and are accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method. As of September 30, 2005 the outstanding balance on the notes was $104 million.

The notes are convertible into shares of Hewitt Class A common stock at any time before the close of business on the date of their maturity, unless the notes have previously been redeemed or repurchased, if (1) the price of Hewitt’s Class A common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The initial conversion rate is 17.0068 shares of Hewitt Class A common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of approximately $58.80 per share. Based upon this conversion price, the notes if converted, would be convertible into 1,870,748 shares of Hewitt Class A common stock.

On or after October 5, 2008, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the redemption date. Similarly, the convertible debt note holders have the option, subject to certain conditions, to require Hewitt to repurchase any notes held by the holders on October 1, 2008 or upon a change in control at a price equal to 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the date of purchase.

Debt Covenants

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners, a violation of which would result in a default. Our debt agreements and certain property leases also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of net worth of $237 million at September 30, 2005, to maintain interest rate coverage of at least 2.00-to-1.00 and to maintain a leverage ratio of debt to cash flow not to exceed 2.25-to-1.00 or debt to EBITDA of 2.50 to 1.00. At September 30, 2005, we were in compliance with the terms of our debt agreements.

Purchase Commitments

Purchase commitments include, among other things, telecommunication usage, software licenses, consulting contracts and insurance coverage obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

Other Long-Term Liabilities

Other long-term liabilities consist primarily of payments for pension plans, post retirement benefit plans, and other long-term liabilities. As part of our merger with Exult, we acquired certain software licenses for resale totaling approximately $11 million under a long-term arrangement which requires periodic payments through June 2009.

Self-Insurance

We established a captive insurance subsidiary in fiscal 2003 as a cost-effective way to self-insure against certain business risks and losses. The captive insurance subsidiary has issued policies to cover the deductible and an excess portion of various insured exposures, including the deductible portions of our workers compensation and professional liability insurance. We carry an umbrella policy to cover exposures in excess of our deductibles.

Share Repurchase and Tender Offer

On June 16, 2004, we announced that our Board of Directors authorized the repurchase of up to an aggregate amount of $150 million of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of our cash position and expected future cash flows. Through February 4, 2005, we repurchased 2,393,450 shares of our Class A common stock under this authorization for $68.2 million at an average price per share of $28.51.

On February 4, 2005, we announced that our Board of Directors authorized the replacement of the $150 million share repurchase program with a plan to repurchase up to $300 million of Hewitt’s Class A, Class B and Class C common shares in the next twelve months, depending on market conditions and other customary factors.

On February 11, 2005, we announced that our Board of Directors had authorized the repurchase of up to 8.0 million shares of our Class A, Class B and Class C common stock through a modified “Dutch Auction” tender offer including the right to purchase additional shares for a total repurchase of up to $300 million. The tender offer expired on March 16, 2005 and we repurchased 6,662,954 Class A shares and 3,681,872 Class B shares, or 10,344,826 shares in total, at a purchase price of $29.00 per share. Upon repurchase, the Class B shares were converted into Class A shares. The aggregate amount paid for the shares was $300 million and we also incurred approximately $0.7 million of estimated tender-related professional expenses. A total of $300.7 million was recorded as treasury stock, at cost, in the quarter ended March 31, 2005.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. For a more detailed discussion of our risk factors, see Item 1. under the heading “Risk Factors” appearing elsewhere in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, we may enter into foreign currency forward contracts in the future should business conditions require. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2005, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term investments and variable interest rate debt.

Our portfolio of cash and cash equivalents and short-term investments is designed for safety of principal and liquidity. We invest in the highest rated money market investments and debt securities and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. The investment portfolio consists primarily of fixed income securities such as commercial paper, corporate notes, asset-backed securities, U.S. treasuries and agencies and auction rate municipal bonds. Our portfolio earned interest at an average rate of 3.65% during the year ended September 30, 2005. A one percentage point change would have impacted our interest income by approximately $2.13 million for the year ended September 30, 2005.

Our short-term debt with a variable rate consists of our unsecured lines of credit and a term credit loan facility. Our variable interest rate debt had an effective interest rate of 4.61% during the year ended September 30, 2005. A one percentage point increase would have increased our interest expense related to all outstanding variable rate debt, by approximately $0.23 million for the year ended September 30, 2005.

Foreign exchange risk

For the year ended September 30, 2005, revenues from U.S. operations as a percent of total revenues were 78.7%. Unrealized foreign currency translation gains were $3 million for the year ended September 30, 2005, and were primarily due to the changes in the value of the British pound sterling relative to the U.S. dollar over the prior year. We have not entered into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling and most recently, the Canadian dollar. Approximately 11% of our net revenues for the year ended September 30, 2005, were from the United Kingdom. Approximately 3% of our net revenues for the year ended September 30, 2005, were from Canada. Changes in these foreign exchange rates can have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the year ended September 30, 2005, would have impacted our pre-tax net operating income by approximately $0.52 million for the year ended September 30, 2005. A 10% change in the average exchange rate for the Canadian dollar would have impacted our pre-tax net operating income by approximately $0.25 million for the year ended September 30, 2005.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required under this Item 9A, the management report titled “Management’s Assessment on Effectiveness of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” appear on pages 53 and 54 of this Annual Report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

The Company has no information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the Proxy Statement under the headings “Election of Directors” and “Directors and Officers” (hereby incorporated by reference) for this information.

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer and certain other senior personnel. The Code of Ethics is posted on our website at www.hewitt.com and is filed as an exhibit to this Annual Report on Form 10-K. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply to our principal executive officer and principal financial and accounting officer by posting such information on our website. Copies of the Code of Ethics will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc., 100 Half Day Road, Lincolnshire, IL 60069.

Item 11. Executive Compensation

Reference is made to the Proxy Statement under the heading “Executive Compensation” (hereby incorporated by reference) for this information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” (hereby incorporated by reference) for this information.

Item 13. Certain Relationships and Related Transactions

Reference is made to the Proxy Statement under the heading “Certain Relationships and Related Transactions” (hereby incorporated by reference) for this information.

Item 14. Principal Accountant Fees and Services

Reference is made to the Proxy Statement under the heading “Audit Fees” (hereby incorporated by reference) for this information.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The financial statements listed on the Index to the Financial Statements (page 52) are filed as part of this Annual Report.

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 93 through 97) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

By:	/s/ DAN A. DECANNIERE
Dan A. DeCanniere
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of November 2005:

/s/ DALE L. GIFFORD	/s/ MICHAEL E. GREENLEES
Dale L. Gifford	Michael E. Greenlees
Chairman of the Board, Chief Executive Officer	Director
and Director (Principal executive officer)

/s/ DAN A. DECANNIERE	/s/ MICHELE M. HUNT
Dan A. DeCanniere	Michele M. Hunt
Chief Financial Officer	Director
(Principal financial and accounting officer)

/s/ STEVEN A. DENNING	/s/ JAMES P. KELLY
Steven A. Denning	James P. Kelly
Director	Director

/s/ BRYAN J. DOYLE	/s/ CARY D. McMILLAN
Bryan J. Doyle	Cary D. McMillan
Director	Director

/s/ CHERYL A. FRANCIS	/s/ THOMAS J. NEFF
Cheryl A. Francis	Thomas J. Neff
Director	Director

/s/ JULIE S. GORDON	/s/ STEVEN P. STANBROOK
Julie S. Gordon	Steven P. Stanbrook
Director	Director

MANAGEMENT’S ASSESSMENT ON EFFECTIVENESS OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment using those criteria, as of September 30, 2005, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended September 30, 2005, 2004 and 2003 and have attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. Their report is presented on the following page. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

HEWITT ASSOCIATES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment on Effectiveness of Internal Control over Financial Reporting, that Hewitt Associates, Inc. (the Company) maintained effective internal control over financial reporting as of September, 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewitt Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hewitt Associates, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hewitt Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Hewitt Associates, Inc as of September 30, 2005 and 2004, and for each of the three years in the period ended September 30, 2005, and our report dated November 17, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

November 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hewitt Associates, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewitt Associates, Inc.’ internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

November 17, 2005

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)

	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$163,928	$129,481
Short-term investments	53,693	183,205
Client receivables and unbilled work in process, less allowances of $23,922 and $21,732 at September 30, 2005 and 2004, respectively	595,691	522,882
Refundable income taxes	23,100	—
Prepaid expenses and other current assets	60,662	50,546
Funds held for clients	97,907	14,693
Deferred income taxes, net	5,902	246

Total current assets	1,000,883	901,053

Non-Current Assets:
Deferred contract costs	253,505	162,602
Property and equipment, net	302,875	236,099
Capitalized software, net	110,997	85,350
Other intangible assets, net	261,999	107,322
Goodwill	694,370	285,743
Other assets, net	32,711	29,805

Total non-current assets	1,656,457	906,921

Total Assets	$2,657,340	$1,807,974

LIABILITIES
Current Liabilities:
Accounts payable	$57,412	$20,909
Accrued expenses	156,575	83,226
Funds held for clients	97,907	14,693
Advanced billings to clients	156,257	106,934
Accrued compensation and benefits	141,350	181,812
Short-term debt and current portion of long-term debt	35,915	13,445
Current portion of capital lease obligations	3,989	5,373
Employee deferred compensation and accrued profit sharing	30,136	49,450

Total current liabilities	679,541	475,842

Long-Term Liabilities:
Deferred contract revenues	140,474	118,025
Debt, less current portion	222,692	121,253
Capital lease obligations, less current portion	76,477	79,982
Other long-term liabilities	127,376	83,063
Deferred income taxes, net	99,423	70,456

Total long-term liabilities	666,442	472,779

Total Liabilities	$1,345,983	$948,621

Commitments and Contingencies (Notes 12 and 17)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(Dollars in thousands except share and per share amounts)

	September 30,
	2005	2004
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 72,970,960 and 32,480,669 shares issued, 59,456,565 and 31,954,151 shares outstanding, as of September 30, 2005 and 2004, respectively	$730	$325
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 45,181,849 and 61,707,114 shares issued and outstanding, as of September 30, 2005 and 2004, respectively	452	617
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,540,461 and 4,391,862 shares issued and outstanding as of September 30, 2005 and 2004, respectively	35	44
Restricted stock units, 98,967 and 118,363 units issued and outstanding, as of September 30, 2005 and 2004, respectively	2,035	2,166
Additional paid-in capital	1,315,119	633,934
Cost of common stock in treasury, 13,514,395 and 526,518 shares of Class A common stock as of September 30, 2005 and 2004, respectively	(388,638)	(13,414)
Retained earnings	329,162	194,430
Unearned compensation	(17,326)	(27,799)
Accumulated other comprehensive income	69,788	69,050

Total stockholders’ equity	1,311,357	859,353

Total Liabilities and Stockholders’ Equity	$2,657,340	$1,807,974

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share amounts)

	Year Ended September 30,
	2005	2004	2003
Revenues:
Revenues before reimbursements (net revenues)	$2,840,307	$2,204,682	$1,981,656
Reimbursements	58,143	57,545	49,637

Total revenues	2,898,450	2,262,227	2,031,293

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,628,949	1,412,908	1,266,931
Initial public offering restricted stock awards	17,355	16,733	39,010
Reimbursable expenses	58,143	57,545	49,637
Other operating expenses	789,938	431,912	396,009
Selling, general and administrative expenses	169,790	120,296	101,725

Total operating expenses	2,664,175	2,039,394	1,853,312

Operating income	234,275	222,833	177,981

Other expenses, net:
Interest expense	(23,086)	(18,608)	(20,014)
Interest income	8,947	3,316	2,638
Other income, net	379	318	36

Total other expenses, net	(13,760)	(14,974)	(17,340)

Income before income taxes	220,515	207,859	160,641

Provision for income taxes	85,783	85,015	66,364

Net income	$134,732	$122,844	$94,277

Earnings per share:
Basic	$1.21	$1.28	$0.99
Diluted	$1.19	$1.25	$0.97

Weighted average shares:
Basic	111,340,261	96,031,389	94,783,223
Diluted	113,105,722	97,950,088	96,832,723

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share and per share amounts)

	Preferred Shares	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2002	—	19,162,660	192	73,726,424	737	5,568,869	56	319,902	6,078	615,377	—	—	(22,691)	(83,375)	16,191	532,565
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	94,277	—	—	94,277
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(333)	(333)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22,699	22,699

Total other comprehensive income (loss)															22,366
Total comprehensive income (loss)																116,643
Payments for initial public offering costs	—	—	—	—	—	—	—	—	—	(796)	—	—	—	—	—	(796)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	34,834	—	34,834
Tax benefits from stock plans	—	—	—	—	—	—	—	—	—	12,122	—	—	—	—	—	12,122
Restricted stock unit vesting	—	140,285	1	—	—	—	—	(140,285)	(2,669)	2,668	—	—	—	—	—	—
Shares exchanged in secondary offering	—	11,270,912	113	(10,305,958)	(103)	(964,954)	(10)	—	—	—	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	—	270,294	(6,164)	—	—	—	(6,164)
Issuance of Class A common shares:
Employee stock options	—	35,808	—	—	—	—	—	—	—	681	—	—	—	—	—	681
Outside Directors	—	6,661	—	—	—	—	—	—	—	175	—	—	—	—	—	175
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(153,139)	(1)	—	—	—	—	(5,619)	(107)	(2,898)	—	—	—	3,007	—	1

Balance at September 30, 2003	—	30,463,187	305	63,420,466	634	4,603,915	46	173,998	3,302	627,329	270,294	(6,164)	71,586	(45,534)	38,557	690,061
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	122,844	—	—	122,844
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,023	1,023
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,470	29,470

Total other comprehensive income (loss)															30,493
Total comprehensive income																153,337
Amortization of unearned compensation	—	—	—	—	—	—	—	—			—	—	—	15,017	—	15,017
Tax benefits from stock plans	—	—	—	—	—	—	—	—	—	4,014	—	—	—	—	—	4,014
Restricted stock unit vesting	—	45,982	—	—	—	—	—	(45,393)	(862)	866	—	—	—	—	—	4
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	—	256,224	(7,250)	—	—	—	(7,250)
Issuance of Class A common shares:
Employee stock options	—	185,234	2	—	—	—	—	—	—	4,137	—	—	—	(249)	—	3,890
Outside Directors	—	9,440	—	—	—	—	—	4,706	10	410	—	—	—	(140)	—	280
Rule 144 share conversions and other share conversions	—	1,925,405	19	(1,713,352)	(17)	(212,053)	(2)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(148,579)	(1)	—	—	—	—	(14,948)	(284)	(2,822)	—	—	—	3,107	—	—

Balance at September 30, 2004	—	32,480,669	325	61,707,114	617	4,391,862	44	118,363	2,166	633,934	526,518	(13,414)	194,430	(27,799)	69,050	859,353

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share and per share amounts)

	Preferred Shares	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	134,732	—	—	134,732
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,397)	(2,397)
Unrealized gains (losses) on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	(135)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,270	3,270

Total other compre- hensive income (loss)															738
Total comprehensive income																135,470
Acquisition of Exult	—	22,159,921	222	—	—	—	—	—	—	653,162	—	—	—	(2,014)	—	651,370
Acquisition of Exult Warrant	—	—	—	—	—	—	—	—	—	973	—	—	—	—	—	973
Acquisition of Exult – issuance of restricted stock	—	689,823	7	—	—	—	—	15,386	412	18,492	—	—	—	(18,911)	—	—
Restricted stock award grant	—	3,200	—	—	—	—	—	2,000	54	79	—	—	—	(133)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	25,895	—	25,895
Tax benefits from stock plans	—	—	—	—	—	—	—	—	—	3,353	—	—	—	—	—	3,353
Restricted stock unit vesting	—	37,946	—	—	—	—	—	(37,946)	(703)	703	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	3,681,872	37	(3,681,872)	(37)	—	—	—	—	—	12,987,877	(375,224)	—	—	—	(375,224)
Issuance of Class A common shares:
Employee stock options	—	445,528	4	—	—	—	—	—	—	9,859	—	—	—	—	—	9,863
Outside Directors	—	13,932	—	—	—	—	—	10,908	320	430	—	—	—	(446)	—	304
Rule 144 share conversions and other share conversions	—	13,694,794	137	(12,843,393)	(128)	(851,401)	(9)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	—	(236,725)	(2)	—	—	—	—	(9,744)	(214)	(5,866)	—	—	—	6,082	—	—

Balance at September 30, 2005	—	72,970,960	$730	45,181,849	$452	3,540,461	$35	98,967	$2,035	$1,315,119	13,514,395	$(388,638)	$329,162	$(17,326)	$69,788	$1,311,357

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$134,732	$122,844	$94,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,720	75,412	76,703
Amortization	65,962	42,806	37,691
Amortization of premiums and discounts on financial instruments	1,625	—	—
Impairment of customer relationship intangible assets	9,615	—	—
Restricted stock awards	25,895	15,017	34,833
Director stock remuneration	304	280	175
Deferred income taxes	81,788	31,590	36,187
Realized losses on short-term investments, net	476	—	—
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	11,678	(61,890)	(52,537)
Refundable income taxes	(23,100)	—	—
Prepaid expenses and other current assets	21,266	(6,220)	(583)
Funds held for clients	(58,577)	(6,400)	(6,113)
Due from related parties	—	—	3,468
Deferred contract costs	(90,144)	(24,427)	(13,184)
Accounts payable	14,545	6,001	(12,995)
Accrued compensation and benefits	(54,236)	31,524	38,466
Accrued expenses	(3,299)	1,427	12,736
Funds held for clients liability	58,577	6,400	6,113
Advanced billings to clients	43,817	(391)	32,811
Deferred contract revenues	22,265	(270)	(9,150)
Employee deferred compensation and accrued profit sharing	(19,564)	1,724	(9,320)
Other long-term liabilities	18,732	5,662	8,976

Net cash provided by operating activities	346,077	241,089	278,554

Cash flows from investing activities:
Purchases of short-term investments	(220,242)	(521,185)	(258,975)
Sales of short-term investments	459,175	497,700	156,945
Additions to property and equipment	(129,681)	(70,025)	(43,548)
Additions to capitalized software	(47,599)	(23,953)	(24,153)
Cash paid for acquisitions and transaction costs, net of cash acquired	(6,726)	(11,450)	(65,152)
Increase in other assets	(7,349)	(6,874)	(5,215)

Net cash provided by (used in) investing activities	47,578	(135,787)	(240,098)

Cash flows from financing activities:
Proceeds from the exercise of stock options	9,863	3,890	681
Short-term borrowings	129,048	18,064	7,669
Repayments of short-term borrowings	(103,475)	(38,639)	(32,624)
Repayments of long-term debt	(13,000)	(13,000)	(9,236)
Repayments of capital lease obligations	(5,732)	(7,684)	(11,171)
Purchase of Class A common shares for treasury	(375,224)	(7,250)	(6,164)
Payment of offering costs	—	—	(796)

Net cash used in financing activities	(358,520)	(44,619)	(51,641)

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS -Continued

(Dollars in thousands)

	Year Ended September 30,
	2005	2004	2003
Effect of exchange rate changes on cash and cash equivalents	(688)	1,013	2,210

Net increase in cash and cash equivalents	34,447	61,696	(10,975)

Cash and cash equivalents, beginning of period	129,481	67,785	78,760

Cash and cash equivalents, end of period	$163,928	$129,481	$67,785

Schedule of noncash investing and financing activities:
Acquisition, cash paid, net of cash acquired:
Common stock issued and warrants acquired in connection with acquisition, net of issuance costs	$652,378	$—	$—
Transaction costs	(3,356)	(3,708)	—
Fair value of assets acquired	(469,251)	(3,530)	(72,932)
Fair value of liabilities assumed	219,872	2,966	52,126
Goodwill	(406,369)	(7,178)	(44,346)

Cash paid, net of cash acquired	(6,726)	(11,450)	(65,152)
Real estate and equipment purchased under capital leases	—	2,917	—
Software licenses purchased under long-term agreements	2,926	7,444	8,146
Supplementary disclosure of cash paid during the year:
Interest paid	$15,593	$18,398	$18,390
Income taxes paid	28,942	56,847	8,486

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2005, 2004 and 2003

(Dollars in thousands except share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources outsourcing and consulting services. The Company’s Outsourcing business is comprised of Benefits Outsourcing and Human Resources Business Process Outsourcing (HR BPO). Hewitt’s Consulting business is primarily comprised of Benefits Consulting, including retirement and health care consulting, and Talent and Organization Consulting.

2. Summary of Significant Accounting Policies

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation and Combination

The accompanying consolidated financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies in which the Company does not have control, but has the ability to exercise significant influence over governance and operations (generally 20-50 percent ownership), are accounted for by the equity method.

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

The Company’s outsourcing contracts typically have three- to five-year terms for benefits services and seven- to ten-year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period the related ongoing services revenues are recognized. Services provided outside the scope of the Company’s outsourcing contracts are recognized on a time-and-material or fixed fee basis.

The Company’s clients typically pay for consulting services either on a time-and-material or fixed-fee basis. Revenues are recognized under time-and-material based arrangements monthly as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using a proportional performance method or at the completion of a project based on facts and circumstances of the client arrangement.

Losses on outsourcing or consulting arrangements are recognized in the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct costs, which include any remaining deferred contract set up costs, and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts with multiple elements primarily in its Outsourcing segment. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis

•	There is objective and reliable evidence of the fair value of the undelivered items

•	If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If these criteria are not met, deliverables included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided or a predominant service level has been attained. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Revenue is then recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis (as adjusted primarily for volume changes), as appropriate.

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

Deferred Contract Costs and Deferred Contract Revenues

For long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting; specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting; specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from our clients either up front or over the ongoing services period in the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the contract ongoing services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded if necessary and any remaining deferred implementation revenues and costs would then be recognized into earnings through the termination date.

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

Income Taxes

The Company applies the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

Foreign Currency Translation

The Company’s foreign operations use local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign exchange transactions are recorded in earnings within other income (expense), net.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables and unbilled work in process. Hewitt invests its cash equivalents in the highest rated money market and similar investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no client makes up a significant portion of the Company’s billings. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories, and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2005, 2004 and 2003, no single client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and client receivables are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. As of September 30, 2005 and 2004, the carrying value of the Company’s fixed rate senior term notes was $121,000 and $134,000, respectively, and the fair value was estimated to be approximately $130,992 and $147,000, respectively. The estimate of fair value was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities. The fair value of the Company’s $103,545 of 2.50% Convertible Senior Notes with a face value of $110,000 is valued at $100,513 at September 30, 2005, based on the current market value of this publicly traded security.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased. At September 30, 2005 and 2004, cash and cash equivalents included cash in checking and money market accounts as well as corporate tax-advantaged money market investments maturing in 90 days or less.

Funds Held for Clients

Some of the Company’s outsourcing agreements require the Company to hold funds on behalf of clients. Funds held on behalf of clients are segregated from Hewitt corporate funds. The increase in the funds held for clients at September 30, 2005 from September 30, 2004 is primarily due to the addition of Exult, Inc. in 2005 (see Note 5 for additional information on the merger with Exult, Inc.) and the timing of when client obligations become due relative to the receipt of client funds. There is usually a short period of time between when we receive funds and when we pay obligations on behalf of clients.

Short-term Investments

Short-term investments include marketable equity and debt securities that are classified as available-for-sale and recorded at fair value. Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses are reported in other expenses, net on the consolidated statements of operations.

Client Receivables and Unbilled Work in Process

The Company periodically evaluates the collectibility of its client receivables and unbilled work in process based on a combination of factors. In circumstances where the Company becomes aware of a specific client’s difficulty in meeting its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or to others), the Company records an allowance for doubtful accounts to reduce the client receivable or unbilled work in process to what the Company reasonably believes will be collected. For all other clients, the Company recognizes an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due or unbilled work in process is not billed. Facts and circumstances may change that would require the Company to alter its estimates of the collectibility of client receivables and unbilled work in process.

Property and Equipment

Property and equipment, which include amounts recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Computer equipment	3 to 5 years
Telecommunications equipment	5 years
Furniture and equipment	5 to 15 years
Buildings	15 to 39 years
Leasehold improvements	Lesser of estimated useful life or lease term

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

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Amortization of the Company’s definite lived intangible assets are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Capitalized software	3 to 5 years
Trademarks and tradenames	3 to 10 years
Core technology	10 years
Customer relationships	10 to 30 years

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and net income per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which revises SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. Beginning October 1, 2005, the Company will be required to record compensation expense for its employee stock options in accordance with SFAS No. 123R.

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

The Company also granted nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. Under APB Opinion No. 25, because the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a term of ten years.

For purposes of SFAS No. 123 pro forma disclosures, applying the Black Scholes valuation method, had the estimated fair value of the stock options been amortized to compensation expense over the stock options’ vesting period, the Company’s pro forma net income and earnings per share would have been as follows:

	Year Ended September 30,
	2005	2004	2003
Net income:
As reported	$134,732	$122,844	$94,277
Stock-based compensation expense included in reported net income, net of tax	17,259	9,872	23,016
Pro forma stock compensation expense, net of tax	(45,077)	(19,807)	(28,459)

Adjusted net income	$106,914	$112,909	$88,834

Net income per share – basic:
As reported	$1.21	$1.28	$0.99
Adjusted net income per share	$0.96	$1.18	$0.94

Net income per share – diluted:
As reported	$1.19	$1.25	$0.97
Adjusted net income per share	$0.95	$1.15	$0.92

The above pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005 (1)	2004	2003
Expected volatility	—	35%	35%
Risk-free interest rate	—	3.36%-3.47%	2.87%-3.37%
Expected life	—	5	5
Dividend yield	—	0%	0%

(1)	The Company did not grant any stock options in the year ended September 30, 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair value-based method. The SEC recently extended the effective date of SFAS No. 123(R), such that the Company would begin to apply the Statement on October 1, 2005, the beginning of the Company’s 2006 fiscal year. The Company plans to apply SFAS No. 123(R) using the Modified Prospective method. Compensation expense for the unvested awards at October 1, 2005 will be measured based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of SFAS 123, less adjustments for forfeitures and additional adjustments prescribed by SFAS 123(R). The estimated cumulative effect of the change in accounting principle upon adoption of SFAS 123(R) is not expected to be material.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) became effective. The AJCA provides a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The AJCA applies to repatriated foreign earnings in either the Company’s fiscal year ending September 30, 2005 or the Company’s fiscal year ending September 30, 2006. In December 2004, the FASB issued FASB Statement of Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately, however, companies were allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. During the year ended September 30, 2005, the Company recorded a $147 tax liability associated with the planned voluntary repatriation of funds, which were repatriated prior to September 30, 2005.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments (“Co-Cos”) should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. With the merger with Exult, Inc. and the assumed obligation of $102,300 of Exult’s convertible senior notes on October 1, 2004, the Company’s earnings per share computations now include the dilutive effects, if any, of the acquired convertible notes. See Note 4 for additional information on earnings per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Tender Offer

On June 16, 2004, the Company announced that its Board of Directors authorized the repurchase up to an aggregate amount of $150,000 of Hewitt’s Class A, Class B and Class C common stock, depending on market conditions and other customary factors, in light of the Company’s cash position and expected future cash flows. Through February 4, 2005, the Company repurchased 2,393,450 shares of its Class A common stock under this authorization for $68,234 at an average price per share of $28.51.

On February 4, 2005, the Company announced that its Board of Directors authorized the replacement of the $150,000 share repurchase program with a plan to repurchase up to $300,000 of Hewitt’s Class A, Class B and Class C common shares, in the next twelve months depending on market conditions and other customary factors.

On February 11, 2005, the Company announced that its Board of Directors authorized the repurchase of up to 8,000,000 shares of its Class A, Class B and Class C common stock through a modified “Dutch Auction” tender offer including the right to purchase additional shares for a total repurchase of up to $300,000. The tender offer expired on March 16, 2005 and the Company repurchased 6,662,954 Class A shares and 3,681,872 Class B shares, or 10,344,826 shares in total, at a purchase price of $29.00 per share. Upon repurchase, the Class B shares were converted into Class A shares. The aggregate amount paid for the shares was $300,000, which was funded through the sale of investments, cash on hand and short-term borrowings. The Company also incurred approximately $712 of estimated tender-related professional expenses. A total of $300,712 was recorded as treasury stock, at cost.

4. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Treasury stock is not considered outstanding for either basic or diluted EPS as weighted from the date the shares were placed into treasury. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock and restricted stock units, unexercised stock options and warrants that are “in-the-money” and outstanding convertible debt securities which would have a dilutive effect if converted from debt to common stock. Restricted stock awards generally vest 25 percent on each anniversary of the grant date and are not considered outstanding in basic earnings per share until the vesting date.

Each share of the Company’s Class B and Class C common stock is convertible into Class A common stock on a one-for-one basis, subject to certain restrictions, and has been included in both basic and diluted outstanding shares.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Year Ended September 30,
	2005	2004	2003
Net income as reported	$134,732	$122,844	$94,277

Weighted-average number of common stock for basic	111,340,261	96,031,389	94,783,223

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	687,104	741,387	1,312,259
Unexercised in-the-money stock options	1,078,357	1,177,312	737,241

Weighted-average number of common stock for diluted	113,105,722	97,950,088	96,832,723

Earnings per share – basic	$1.21	$1.28	$0.99
Earnings per share – diluted	$1.19	$1.25	$0.97

Debt securities convertible into 1,870,748 weighted-average shares of Class A common stock were outstanding in the year ended September 30, 2005, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive, as the effect of the assumed discontinuation of interest expense would be greater than the addition of assumed converted shares. Warrants to purchase 200,000 weighted-average shares of Class A common stock, which the Company assumed in the Exult transaction, were outstanding in the year ended September 30, 2005, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. The Company did not have any convertible debt securities or warrants in the prior-year periods. Stock options to purchase 958,995 weighted-average shares in 2005, 996,380 weighted-average shares in 2004 and 51,782 weighted-average shares in 2002 of Class A common stock, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Class A common stock.

5. Acquisitions

The Company continually assesses strategic acquisitions to complement its current business or expand related services. During fiscal 2005, 2004 and 2003, the Company completed the following acquisitions:

2005 Acquisitions

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

The merger has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Exult are recorded in the consolidated financial statements at their respective fair values as of the merger date. The final valuation and allocation of the purchase price to net assets acquired resulted in an allocation of $399,508 to goodwill, all of which was assigned to the Outsourcing segment. No portion of this goodwill is expected to be deductible for tax purposes. The combined results of operations from the merger are included in the consolidated financial statements within the Outsourcing segment from October 1, 2004, the date of the merger.

The Company has determined the following estimated fair values for the assets purchased and liabilities assumed as of the merger date. During the year, the Company finalized estimates related to the net assets acquired. The change in estimates of client contract reserves, contractual customer relationships and core technology intangible assets, and related deferred taxes increased goodwill by $33,623 during the year ended September 30, 2005. Fair values for tangible assets were estimated by the Company and third party appraisers and fair values for intangible assets were valued by independent third party valuation advisors based on information provided by the Company.

	October 1, 2004
Total purchase price		$684,969

Less net assets acquired:
Cash and cash equivalents	$31,585
Short-term investments	110,412
Client receivables and unbilled revenues	79,525
Prepaid expenses and other current assets	46,388
Property and equipment	14,179
Customer relationships (10-15 year estimated lives)	136,593
Core technology (10 year estimated life)	44,000
Purchased software (3-5 year estimated lives)	7,210
Trademarks and tradenames (10 year estimated life)	2,000
Deferred tax assets, net	53,191
Accounts payable and accrued expenses	(134,862)
Convertible senior notes	(102,300)
Other assets and liabilities, net	(2,460)

		285,461

Goodwill		$399,508

In connection with the merger, the Company formulated facility exit and severance strategies. The Company recorded $13,721 of estimated liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. The following table shows the activity in these exit accruals since October 1, 2004. Accrued facility exit and severance costs as of September 30, 2005 are expected to be settled by August 2006.

Facility Exit and Severance Cost Accrual

Balance October 1, 2004	$13,721
Cash payments	(2,351)

Balance December 31, 2004	11,370
Cash payments	(1,002)
Adjustments to the estimate (1)	788
Other (2)	292

Balance March 31, 2005	11,448
Cash payments	(262)
Adjustments to the estimate (3)	(3,202)
Other (2)	51

Balance June 30, 2005	8,035
Cash payments	(2,561)
Adjustments to the estimate (4)	693
Other (2)	48

Balance September 30, 2005	$6,215

(1)	Changes in the estimated facility exit and severance cost accrual in the quarter ended March 31, 2005, resulted from the inclusion of additional facility exit costs, primarily related to revised rent expense estimates.
(2)	Other represents foreign currency translation and imputed interest.
(3)	Changes in the estimated facility exit and severance cost accrual in the quarter ended June 30, 2005, related primarily to lower exit costs as a result of a lease termination ahead of the estimated exit date for one location.
(4)	Changes in the estimated facility exit and severance accrual in the quarter ended September 30, 2005, resulted from additional accrued severance expenses for actions identified at the acquisition date but not finalized and announced until the fourth quarter. The increase in the accrual was offset by a reduction in estimated expenses for remaining facility exit and severance plans.

As part of the merger, the Company assumed $110,000 of Exult’s 2.5% convertible senior notes, due on October 1, 2010, which may be converted to 1,870,748 shares of Hewitt Class A common stock at a $58.80 conversion price. In connection with the merger, the Company granted 692,139 shares of Class A unvested restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share). This amount was recorded as unearned compensation and is being expensed ratably through the vesting date of June 27, 2006.

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

Assuming the acquisition of Exult occurred at the beginning of fiscal 2004, pro forma net revenues would have been approximately $2,662,252, pro forma net income would have been approximately $114,698 and pro forma earnings per share basic and diluted would have been approximately $0.97 and $0.95, respectively. These pro forma results, which are unaudited, are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of 2004, nor are they necessarily indicative of future consolidated operating results.

Other 2005 Acquisitions

On July 13, 2005, the Company acquired a minority interest in a German actuarial business (“investee”) for approximately $5,400. Under the terms of the purchase agreement, the Company will contribute net assets from its existing German actuarial business in October 2005 and in return will receive additional interest. The Company will continue to hold a minority position after the contribution of assets and as such, the Company’s investment will be accounted for under the equity method of accounting. At the end of year six, the Company has an option to purchase the remaining interest in the investee and the investee stockholders have an option to put their remaining interest in the investee to the Company. The final purchase price will be subject to a third party independent appraiser.

On September 5, 2005, the Company purchased 100% of the outstanding shares of a pension management business in The Netherlands for approximately $11,400. The purchase price is subject to certain contingent payments based on the final opening balance sheet. The contingent payments are not expected to be material to the Company.

2004 Acquisitions

During 2004, the Company acquired a controlling interest in a joint venture investment in Puerto Rico and the remaining interest in a joint venture investment in India. The Company acquired these entities for cash at an aggregate cost of $13,249. The purchase price allocations resulted in the aggregate allocation of $3,569 to goodwill, of which $2,572 was assigned to the Outsourcing segment, with the remainder of $997 assigned to the Consulting segment. The Company expects all of the goodwill to be deductible for U.S. tax purposes. These acquisitions are not considered to be material to the Company, and, therefore, pro forma information has not been presented.

2003 Acquisitions

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

Other 2003 Acquisitions

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

6. Short-Term Investments

Short-term investments are comprised of available-for-sale securities at September 30, 2005 and 2004, and consist of the following:

	September 30, 2005		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments (1):
Corporate notes	$6,174	$6,131	$—	$—
Asset-backed securities	14,989	14,949	—	—
U.S. Treasuries and Agencies	7,765	7,713	—	—
Auction rate municipal bonds	24,900	24,900	183,205	183,205

Short-term investments	$53,828	$53,693	$183,205	$183,205

(1)	Prior to the October 1, 2004 merger with Exult, the Company’s short-term investments consisted of auction rate municipal bonds. The Company’s investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates which typically reset every 28 to 35 days. As a result, prior to October 1, 2004, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its available-for-sale securities. All income generated from the auction rate municipal bonds is recorded as interest income.

As of September 30, 2005, there were gross unrealized holding gains of $1 and gross unrealized holding losses of $136 from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at September 30, 2005 and 2004 consist of the following:

	September 30, 2005		September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts included in short-term investments:
Due in less than one year	$21,940	$21,846	$4,855	$4,855
Due after one year through five years	6,929	6,888	—	—
Due after five years through ten years	—	—	9,500	9,500
Due after ten years	24,959	24,959	168,850	168,850

Short-term investments	$53,828	$53,693	$183,205	$183,205

7. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at September 30, 2005 and 2004, consisted of the following:

	2005	2004
Client receivables	$384,342	$339,306
Unbilled work in process	211,349	183,576

	$595,691	$522,882

As of September 30, 2005 and 2004, $14,379 and $18,003, respectively, of long-term unbilled work in process is classified within other assets, net.

The activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2005, 2004 and 2003, consisted of the following:

	2005	2004	2003
Balance at beginning of year	$21,732	$15,011	$16,160
Increase in allowances	15,157	23,764	17,661
Use of allowances	(12,967)	(17,043)	(18,810)

Balance at end of year	$23,922	$21,732	$15,011

8. Property and Equipment

As of September 30, 2005 and 2004, net property and equipment, which includes assets under capital leases, consisted of the following:

	2005	2004
Property and equipment:
Buildings	$92,990	$92,057
Computer equipment	346,780	282,641
Telecommunications equipment	134,575	116,027
Furniture and equipment	116,881	101,493
Leasehold improvements	126,468	92,089

Total property and equipment	817,694	684,307
Less accumulated depreciation and amortization	(514,819)	(448,208)

Balance at end of year	$302,875	$236,099

9. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002, and tests goodwill for impairment annually or whenever indicators of impairment arise. During the years ended September 30, 2005, 2004 and 2003, no goodwill impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the year ended September 30, 2005 and 2004:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2003	$26,741	$232,553	$259,294
Additions and other adjustments	13,669	(6,495)	7,174
Effect of changes in foreign exchange rates	245	19,030	19,275

Balance at September 30, 2004	40,655	245,088	285,743
Additions and other adjustments	399,508	6,861	406,369
Effect of changes in foreign exchange rates	8,338	(6,080)	2,258

Balance at September 30, 2005	$448,501	$245,869	$694,370

Goodwill, customer relationships, tradename and core technology additions during the year ended September 30, 2005, resulted primarily from the Company’s merger with Exult (see Note 5, Acquisitions). Goodwill additions during the year ended September 30, 2004 resulted from the settlement of the Cyborg performance-based consideration obligation and from the acquisitions of the remaining interest in two of the Company’s joint ventures. Goodwill adjustments during the year ended September 30, 2004 resulted from purchase price allocation adjustments related to the NTRC acquisition, an acquisition in the Netherlands and Switzerland.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. During the year ended September 30, 2005, in connection with the termination of two Outsourcing client contracts, the Company recorded a $9,615 impairment expense related to customer relationship intangibles assets. The fair values of the customer relationship intangible assets were estimated by discounting the remaining cash flows related to each customer’s contract and were compared to the carrying values of the intangible assets to determine the impairment charge. The impairment charge was recorded in the Outsourcing segment results and shown within selling, general and administrative expenses on the Company’s statement of operations.

The following is a summary of intangible assets at September 30, 2005 and 2004:

	September 30, 2005			September 30, 2004
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$310,568	$199,571	$110,997	$244,265	$158,915	$85,350
Trademarks and tradenames	14,164	8,387	5,777	12,478	5,821	6,657
Core technology	44,000	4,400	39,600	—	—	—
Customer relationships	241,469	24,847	216,622	109,422	8,757	100,665

Total	$610,201	$237,205	$372,996	$366,165	$173,493	$192,672

The increases in the gross carrying amounts of customer relationships, core technology and trademarks and tradenames are primarily the result of the Exult merger. The increase in customer relationships is partially offset by impairment charges of $9,615 incurred in the year ended September 30, 2005.

Amortization expense related to definite-lived intangible assets for the years ended September 30, 2005, 2004 and 2003, are as follows:

	2005	2004	2003
Capitalized software	$40,652	$35,063	$32,234
Trademarks and tradenames	2,840	2,617	2,210
Core technology	4,400	—	—
Customer relationships	18,070	5,126	3,247

Total	$65,962	$42,806	$37,691

Applying current foreign exchange rates, estimated amortization expense related to intangible assets with definite lives at September 30, 2005, for each of the years in the five-year period ending September 30, 2010 and thereafter is as follows:

Fiscal year ending:	2006	2007	2008	2009	2010	2011 and thereafter	Total
Estimated intangibles amortization expense	$64,462	$53,460	$40,505	$32,986	$27,357	$154,226	$372,996

10. Other Assets

As of September 30, 2005 and 2004, other assets consisted of the following:

	2005	2004
Other assets:
Long-term unbilled work in process	$14,379	$18,003
Prepaid long-term interest and service contracts	9,012	9,798
Investments in affiliated companies	9,320	2,004

Other assets	$32,711	$29,805

The Company has several prepaid long-term contracts for maintenance on computer software systems. Benefits related to these long-term prepaid maintenance contracts are received over the contractual period.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting.

11. Debt

Debt at September 30, 2005 and 2004, consisted of the following:

	2005	2004
Unsecured lines of credit	$21,858	$—
Term loan credit facility	10,583	—
Other foreign debt	1,621	698
Unsecured convertible senior term notes	103,545	—
Unsecured senior term notes	121,000	134,000

	258,607	134,698
Current portion	35,915	13,445

Long-term debt, less current portion	$222,692	$121,253

The principal portion of long-term debt at September 30, 2005 becomes due as follows:

Fiscal year ending:
2006	$35,915
2007	29,867
2008	20,170
2009	10,163
2010	20,156
2011 and thereafter	142,336

Total	$258,607

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2005 and 2004, the Company was in compliance with all debt covenants.

Unsecured lines of credit

As part of the Exult transaction, the Company assumed a domestic unsecured revolving line of credit facility which provides for borrowings up to $25,000 expiring on July 31, 2005. Borrowings under the facility accrue interest at LIBOR plus 212.5 basis points or a base rate. On January 25, 2005, the Company replaced the facility with a $25,000 unsecured revolving line of credit facility which provides for borrowings up to $25,000 expiring on October 1, 2007. Borrowings under this facility accrue interest at LIBOR plus 52.5-72.5 basis points or a base rate. At September 30, 2005, $9,837 was outstanding on the line of credit and was accruing interest at 4.84%.

On May 23, 2005, the Company closed on a five-year credit facility, with a six-bank syndicate, that provides for borrowings up to $200,000. This facility replaced a three-year facility that was scheduled to expire on September 27, 2005. Borrowings under the new facility accrue interest at LIBOR plus 30-to-60 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on May 23, 2010. Quarterly facility fees ranging from 7.5-to-15 basis points are charged on the average daily commitment under the facility. At September 30, 2005 and 2004, there were no borrowings outstanding against the new facility.

Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, had an unsecured British pound sterling line of credit. In July 2005, the line of credit was amended and extended to allow for borrowings up to £5,000 until the expiration of the facility on July 31, 2006. As of September 30, 2005 and 2004, the interest rates on the line of credit were 5.525% and 5.775%, respectively, and there was no outstanding balance at either date.

Hewitt has a contract with a lender to guarantee borrowings of its subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is available for Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of September 30, 2005, there were borrowings of $12,021 and as of September 30, 2004, there were no borrowings on this facility.

Term loan credit facility

On December 22, 2004, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, entered into a £6 million term loan credit facility agreement. The loan is repayable in 24 quarterly installments through December 2010 and accrues interest at LIBOR plus 80 basis points. Interest is currently accruing at 5.4925% at September 30, 2005. At September 30, 2005, the outstanding balance of the term loan was approximately £6 million or $10,583.

Other foreign debt

Other foreign debt outstanding at September 30, 2005 and 2004 totaled $1,621 and $698, respectively, pursuant to local banking relationships.

Unsecured convertible senior term notes

In connection with the Company’s merger with Exult, the Company became obligated for $110,000 aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010. The notes rank equally with all of Hewitt’s existing and future senior unsecured debt and will be effectively subordinated to all liabilities of each of its subsidiaries. The Company recorded the notes at their estimated fair value of $102,300 as of October 1, 2004 and is accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method. As of September 30, 2005 the carrying value on the notes was $103,545, resulting in an unamortized discount of $6,455.

The notes are convertible into shares of Hewitt Class A common stock at any time before the close of business on the date of their maturity, unless the notes have previously been redeemed or repurchased, if (1) the price of Hewitt’s Class A common stock issuable upon conversion of a note reaches a specified threshold, (2) the notes are called for redemption, (3) specified corporate transactions occur or (4) the trading price of the notes falls below certain thresholds. The conversion rate is 17.0068 shares of Hewitt Class A common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $58.80 per share. Based upon the $58.80 conversion price, the notes would be convertible into 1,870,748 shares of Hewitt Class A common stock.

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

Unsecured senior term notes

The unsecured senior term notes were issued to various financial institutions consisting primarily of insurance companies. The terms and balances of the unsecured senior term notes are as follows:

Terms	Balance at Issuance	Interest Rate	September 30, 2005	September 30, 2004
Issued October 16, 2000, repayable on October 15, 2005	$10,000	7.65%	$10,000	$10,000
Issued July 7, 2000, repayable on June 30, 2007	15,000	7.93%	15,000	15,000
Issued March 30, 2000, repayable in five annual installments beginning March 2003 through March 2007	15,000	7.94%	6,000	9,000
Issued May 30, 1996, repayable in five annual installments beginning May 2004 through May 2008	50,000	7.45%	30,000	40,000
Issued July 7, 2000, repayable on June 30, 2010	10,000	8.11%	10,000	10,000
Issued on October 16, 2000, repayable on October 15, 2010	15,000	7.90%	15,000	15,000
Issued on March 30, 2000, repayable in five annual installments beginning March 2008 through March 2012	35,000	8.08%	35,000	35,000

	$150,000		$121,000	$134,000

12. Lease Agreements

The Company has obligations under long-term, non-cancelable lease agreements, principally for office space, furniture, and equipment, with terms ranging from one to twenty years. Prior to May 20, 2005, some of the leases were with related parties (See Note 13, Related Party Transactions). At September 30, 2005, all leases are with third-parties.

Capital Leases

Capital lease obligations at September 30, 2005 and 2004, consisted of the following:

	2005	2004
Building capital leases	$79,834	$83,023
Computer and telecommunications equipment capital leases	632	2,332

	80,466	85,355
Current portion	3,989	5,373

Capital lease obligations, less current portion	$76,477	$79,982

The following is a schedule of minimum future rental payments required as of September 30, 2005, under capital leases which have an initial or remaining non-cancelable lease term in excess of one year:

Fiscal year ending:	Principal	Interest	Total
2006	$3,989	$5,713	$9,702
2007	4,271	5,423	9,694
2008	4,675	5,103	9,778
2009	5,147	4,750	9,897
2010	5,738	4,356	10,094
2011 and there after	56,646	15,261	71,907

Total minimum lease payments	$80,466	$40,606	$121,072

Building capital leases

The Norwalk, Connecticut capital lease is payable in monthly installments at 7.33% interest and expires in April 2017. The lease provides for stepped rents over the lease term with the option for two renewal terms of five years each. The capitalized lease and the related capital lease obligation were recorded at lease inception and the capitalized lease asset is being amortized over the remaining lease term on a straight-line basis. The terms of the lease also provide the Company with a right of first refusal on sale if the landlord receives an offer for the sale of the building.

The Newport Beach, California capital lease is payable in monthly installments at 7.33% interest and expires in May 2017. The lease provides for stepped rents over the lease term with the option for two renewal terms of five years each. The capitalized lease and the related capital lease obligation were recorded at lease inception and the capitalized lease asset is being amortized over the remaining lease term on a straight-line basis.

Computer and telecommunications equipment capital leases

The Company’s computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are payable typically over three to five years in monthly or quarterly installments and at various interest rates ranging from 2.455% to 7.0%.

Operating Leases

The Company also has various third-party operating leases for office space, furniture, and equipment with terms ranging from one to twenty years. The Company has various office leases that grant a free rent period and have escalating rents. Certain office leases include landlord incentives for leasehold improvements. Landlord incentives are recognized as a reduction to rental expense over the term of the lease. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis recognized over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The Company also has leases that have lease renewal provisions. As of September 30, 2005 all operating leases outstanding were with third parties.

The following is a schedule of minimum future rental payments as of September 30, 2005, under operating leases with an initial or remaining non-cancelable lease terms in excess of one year:

Total
Fiscal year ending:
2006	$89,307
2007	78,911
2008	70,525
2009	64,758
2010	57,931
2011 and thereafter	376,359

Total minimum lease payments	$737,791

Total rental expense for operating leases amounted to $120,907, $115,685 and $104,094 in 2005, 2004 and 2003, respectively.

13. Related Party Transactions

Historically, the Company entered into real estate transactions as described below with FORE Holdings LLC, the former parent company and related party, and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates (a former equity method investment of FORE Holdings). The following related party leases were outstanding during the years ended September 30, 2005, 2004 and 2003:

Holdings Property Entities	Location	Commencement Date	Expiration Date
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Overlook Associates	Lincolnshire, Illinois	*	*

*	The Company had several leases with Overlook Associates, the first began in 1989 and the last expires in 2017. On July 28, 2005, FORE Holdings disposed of its 51% interest in Overlook Associates, so that these leases are no longer with a related party as of that date.

Total lease payments were $23,988, $33,814 and $34,105 in 2005, 2004 and 2003, respectively. The leases were entered into on terms comparable to those which could have been obtained in an arm’s length transaction. The investment in these properties was funded through capital contributions by FORE Holdings and third-party debt. This debt was not reflected on the Company’s balance sheet as it was an obligation of FORE Holdings and its related parties, and not an obligation of the Company. The Company does not guarantee the debt related to these properties.

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

On July 27, 2005, the Executive Committee of FORE Holdings adopted a Plan of Disposition (the “Plan”). The Plan contemplated the orderly sale and settlement of the FORE Holdings’ remaining assets and payment or provision for FORE Holdings’ liabilities. The Plan permitted FORE Holdings to sell any or all of its assets without further approval by its owners. On September 29, 2005, FORE Holdings transferred its remaining net assets to the FORE Holdings Liquidating Trust (the “Trust”) and FORE Holdings was dissolved. The Trust was established for the sole purpose of winding up FORE Holdings’ affairs and the liquidation of its assets. The Trust will terminate upon the earliest of the distribution of all the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement or the expiration of a period of three years from the date assets were first transferred to the Trust. The existence of the Trust may, however, be extended to such later date if there is any claim pending by or against the Trust.

Pursuant to a Services Agreement assigned by FORE Holdings to the Trust, through the earlier of September 30, 2007 and the termination of the Trust, Hewitt Associates LLC, a subsidiary of the Company, will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement, totaled $69, $117 and $425 for the years ended September 30, 2005, 2004 and 2003, respectively. At September 30, 2005, unpaid fees from FORE Holdings were $17.

14. Restructuring Activities

The Company realigned its client development group and incurred one-time severance-related expenses as a result in the year ended September 30, 2005. The majority of these costs are reflected within unallocated shared service costs and these expenses are shown within compensation and related expenses on the Company’s statement of operations. The Company expects to pay these costs by January 31, 2006; however, employees were not required to provide service beyond sixty days. (See Note 20 for additional information).

Severance Costs
Severance cost accrual	$9,383
Cash payments	(6,252)
Adjustments	(230)

Balance September 30, 2005	$2,901

15. Retirement Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2005, 2004, and 2003, profit sharing plan expenses were $41,715, $58,035 and $53,980, respectively.

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

The following tables provide a reconciliation of the changes in the defined benefit and healthcare plans’ benefit obligations and fair value of assets for the years ended September 30, 2005 and 2004, and a statement of funded status as of September 30, 2005 and 2004.

	Pension Benefits		Health Benefits
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning of year	$141,128	$128,633	$13,484	$11,627
Acquisitions	37	726	—	—
Service cost	9,854	8,264	1,267	1,138
Interest cost	8,331	7,160	791	692
Plan amendments	—	—	—	333
Actuarial (gains)/losses	17,895	(9,056)	2,514	292
Benefit payments	(3,410)	(3,745)	(395)	(598)
Changes in foreign exchange rates	(4,684)	9,146	—	—

Benefit obligation end of year	$169,151	$141,128	$17,661	$13,484

Change in Plan Assets
Fair value of plan assets, beginning of year	$103,595	$87,750	$—	$—
Acquisitions	—	436	—	—
Actual return on plan assets	13,717	5,049	—	—
Employer contribution	11,359	8,176	395	598
Benefit payments	(3,410)	(3,745)	(395)	(598)
Changes in foreign exchange rates	(3,413)	5,929	—	—

Fair value of plan assets, end of year	$121,848	$103,595	$—	$—

Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status	$(47,303)	$(37,533)	$(17,661)	$(13,484)
Unrecognized net loss	23,058	14,708	6,275	3,875
Unrecognized prior service cost	—	—	2,753	2,953
Unrecognized transition obligation	—	—	426	459

Net amount recognized, end of year	$(24,245)	$(22,825)	$(8,207)	$(6,197)

Amounts recognized in Balance Sheet are as follows:
Accrued benefit cost	$(26,642)	$(22,825)	$(8,207)	$(6,197)
Accumulated other comprehensive loss	2,397	—	—	—

Net amount recognized	$(24,245)	$(22,825)	$(8,207)	$(6,197)

Accumulated Benefit Obligation	$148,144	$118,358

The assumptions used in the measurement of our benefit obligations and net benefit costs as of and for the years ended June 30, 2005, 2004 and 2003 are as follows:

	Pension Benefits			Health Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions:
Discount rate	4.39%	5.23%	4.85%	5.00%	6.00%	6.00%
Expected return on plan assets	5.26%	5.99%	5.51%	N/A	N/A	N/A
Rate of compensation increase	3.54%	3.73%	3.40%	N/A	N/A	N/A

The health plan provides flat dollar credits based on years of service and age at retirement. Service for determining credits will be frozen as of December 31, 2005. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming a 10.5% health care cost trend rate for 2005. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

	2005	2004
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
Total of service and interest cost components	$3	$4
Benefit obligations	56	50
Effect of 1% decrease on:
Total of service and interest cost components	$(3)	$(4)
Benefit obligation	(51)	(46)

The Company’s pension plan weighted-average asset allocations at September 30, 2005, and 2004, by asset category are as follows:

	2005	2004
Asset Category
Equity securities	43.29%	40.47%
Debt securities	43.81	46.99
Real estate	4.11	4.70
Other	8.79	7.84

Total	100.00%	100.00%

The investment objectives for the pension plan assets are to generate returns that will enable the plans to meet their future obligations. The strategies balance the requirement to generate returns through investments such as equity securities, with the need to control risk through less volatile assets such as fixed income securities, while also meeting local regulations. Approximately 89% of the Company’s plan assets relate to the Company’s pension plans in the United Kingdom and Switzerland. In the United Kingdom, the plan assets are managed in two separate portfolios, an equity portfolio and a bond portfolio. The strategy is to invest 56% and 44% of the plan assets in equity securities and debt securities, respectively. The total return is tracked to the relevant market index, within specified tolerances and after allowance for withholding tax where applicable, for each of the funds in which the assets are invested. The plan assets for the Switzerland plan are managed in accordance with the laws in Switzerland. Within the scope of the Swiss laws, the strategy targets equity securities of 35%-45%, debt securities of 35%-65%, real estate investments of 5%-15% and other investments of 0%-5%.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Health Benefits
2006	$2,786	$366
2007	2,770	405
2008	3,157	474
2009	3,206	575
2010	3,248	653
Years 2011 through 2015	34,928	5,050

The components of net periodic benefit costs for the three years ended September 30, 2005 include:

	Pension Benefits			Health Benefits
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$9,854	$8,264	$5,784	$1,267	$1,138	$803
Interest cost	8,331	7,160	4,107	791	692	597
Expected return on plan assets	(6,738)	(5,613)	(3,411)	—	—	—
(Gain) loss recognized in the year	4	10	—	—	—	—
Amortization of:
Unrecognized prior service cost	—	—	—	199	179	160
Unrecognized loss	155	360	—	115	115	66
Transition obligation	—	—	—	33	33	33

Net periodic benefit cost	$11,606	$10,181	$6,480	$2,405	$2,157	$1,659

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent of Medicare Part D.

In accordance with the FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and revised guidance released in January 2005, the Company evaluated its plan and determined that the plan is the actuarial equivalent of a benefit under Medicare Part D. The adoption of FSP 106-2 has not had, and is not expected to have, a material effect on the financial condition or results of operations of the Company. The financial statements and the notes to the financial statements do not include the effect of the Act on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost.

The Company presently anticipates contributing approximately $12,500 to fund its pension plans and $370 to fund its health benefit plans in fiscal 2006.

16. Stock-Based Compensation Plans

In 2002, the Company adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of September 30, 2005, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of September 30, 2005, there were 8,040,047 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and recognized as unearned compensation within stockholders’ equity. Over the six-month and four-year vesting periods, the unearned compensation is being recognized as compensation expense. For the years ended September 30, 2005, 2004 and 2003, compensation expense for the initial public offering restricted stock awards was $17,355, $16,733 and $39,010, respectively, including the award compensation expense and applicable payroll taxes for the respective periods. In the year ended September 30, 2005, the Company granted 735,249 restricted stock and restricted stock units at a weighted-average grant price of $26.92. On October 3, 2005, the Company also granted 2,282,190 shares of restricted stock and restricted stock units at a price of $27.59. The majority of these shares vest evenly through July 1, 2009, and portions of the awards vest through July 1, 2007 and July 1, 2008.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest ratably over a period of four years. As of September 30, 2005, the Company has 10,364,866 options outstanding with a weighted average exercise price of $23.75.

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

The following table summarizes stock option activity during 2005 and 2004:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	11,212,831	$23.71	7,791,989	$21.70	4,089,003	$19.29
Granted	—	—	3,892,029	27.35	3,844,793	24.19
Exercised	(445,528)	22.14	(185,234)	19.57	(35,808)	19.00
Forfeited	(364,274)	24.63	(273,022)	20.19	(105,999)	20.11
Expired	(38,163)	23.27	(12,931)	20.42	—	—

Outstanding at end of fiscal year	10,364,866	$23.75	11,212,831	$23.71	7,791,989	$21.70

Exercisable options at end of fiscal year	7,874,066	$24.01	2,926,847	$20.95	1,106,256	$19.42

The Company did not grant options in the year ended September 30, 2005. The weighted-average estimated fair market value of employee stock options granted during 2004 and 2003 was $10.10 and $8.59 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock. The following table summarizes information about stock options outstanding at September 30, 2005.

	Outstanding Options			Exercisable Options
	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Term (Years)	Number Outstanding	Weighted- Average Exercise Price
Reasonable price range groupings:
$19.00	3,203,033	$19.00	6.7	2,454,066	$19.00
$23.50-$29.30	7,106,476	25.76	8.2	5,390,454	26.24
$32.45-$34.60	55,357	32.72	8.6	29,546	32.70

	10,364,866	$23.75	7.8	7,874,066	$24.01

17. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending matter to have a material adverse affect on the business, financial condition or results of operations of the Company.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of September 30, 2005, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

18. Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unrealized Losses on Investments	Accumulated Other Compre- hensive Income
As of September 30, 2002	$16,881	$(690)	$—	$16,191
Other comprehensive income (loss)	22,699	(333)	—	22,366

As of September 30, 2003	39,580	(1,023)	—	38,557
Other comprehensive income	29,470	1,023	—	30,493

As of September 30, 2004	69,050	—	—	69,050
Other comprehensive income (loss)	3,270	(2,397)	(135)	738

As of September 30, 2005	$72,320	$(2,397)	$(135)	$69,788

The change in foreign currency translation during the years ended September 30, 2005, 2004 and 2003 were primarily related to changes in the value of the British pound sterling relative to the U.S. dollar.

19. Income Taxes

For the years ended September 30, 2005, 2004 and 2003, the Company’s provision for income taxes aggregated $85,783, $85,015 and $66,364, respectively, and consisted of the following:

	2005			2004			2003
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$(4,825)	$79,236	$74,411	$41,177	$29,218	$70,395	$24,018	$31,931	$55,949
State and local	1,215	5,648	6,863	7,297	3,163	10,460	3,808	4,254	8,062
Foreign	7,675	(3,166)	4,509	4,160	—	4,160	2,353	—	2,353

	$4,065	$81,718	$85,783	$52,634	$32,381	$85,015	$30,179	$36,185	$66,364

Tax benefits associated with the vesting of restricted stock and restricted stock units and the exercise of nonqualified stock options were credited directly to additional paid-in capital and amounted to $3,204, $4,000 and $12,000 in 2005, 2004 and 2003, respectively.

Income tax expense for the period differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before taxes as a result of the following:

	2005	2004	2003
Provision for taxes at U.S. federal statutory rate	$77,180	$72,751	$56,224
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefits	3,733	7,799	5,040
Nondeductible expenses	2,018	909	839
International losses with no related tax benefits and tax expense at different rates	1,893	3,909	2,923
Other	959	(353)	1,338

	$85,783	$85,015	$66,364

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2005	2004
Deferred tax assets:
Deferred contract revenues	$51,370	$44,400
Accrued expenses	22,490	22,157
Foreign tax loss carryforwards	48,604	38,097
Foreign accrued expenses	12,326	—
Depreciation and amortization	3,284	—
Domestic tax loss carryforwards	59,969	—
Other	3,215	4,635

	201,258	109,289
Valuation allowance	(57,042)	(38,097)

	$144,216	$71,192

Deferred tax liabilities:
Deferred contract costs	$93,521	$53,863
Compensation and benefits	31,616	22,804
Goodwill and intangible amortization	89,923	31,959
Depreciation and amortization	—	10,799
Other	22,677	21,977

	$237,737	$141,402

The domestic net operating loss carryforward of $59,969 relates to the Exult merger (see Note 5 for additional information) and expires from 2017 - 2024. Approximately $55,000 of the net operating losses is expected to be utilized through 2008 with the remainder expected to be utilized by 2014.

At September 30, 2005, the Company has available foreign net operating loss carryforwards of approximately $158,860, of which $101,034 has already provided a U.S. tax benefit. The remaining net operating loss carryforward of $57,826 includes $11,926 which expire at various dates between 2006 and 2015, and the remainder have an indefinite carryforward period. The valuation allowance primarily represents loss carryforwards and deductible temporary differences for which utilization is uncertain given the lack of sustained profitability of foreign entities and/or limited carryforward periods.

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

20. Segments and Geographic Data

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

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2005(1)	2004	2003(2)
Outsourcing
Revenues before reimbursements (net revenues)	$2,022,634	$1,432,091	$1,247,234
Segment income	253,474	297,911	245,905
Net client receivables and unbilled work in process	358,150	294,141
Long-term unbilled work in process	14,271	18,003
Goodwill and certain intangible assets	635,699	65,703
Deferred contract costs	252,466	162,121

Consulting
Revenues before reimbursements (net revenues)	$817,673	$772,591	$734,422
Segment income	169,806	126,064	136,380
Net client receivables and unbilled work in process	237,541	228,741
Long-term unbilled work in process	108	—
Goodwill and certain intangible assets	320,670	327,362
Deferred contract costs	1,039	481

Total Company
Revenues before reimbursements (net revenues)	$2,840,307	$2,204,682	$1,981,656
Reimbursements	58,143	57,545	49,637

Total revenues	$2,898,450	$2,262,227	$2,031,293

Segment income	$423,280	$423,975	$382,285

Charges not recorded at the Segment level – Initial public offering restricted stock awards	17,355	16,733	39,010
Unallocated shared costs	171,650	184,409	165,294

Operating income	$234,275	$222,833	$177,981

Net client receivables and unbilled work in process	$595,691	$522,882
Long-term unbilled work in process	14,379	18,003
Goodwill and certain intangible assets	956,369	393,065
Deferred contract costs	253,505	162,602
Assets not reported by segment	837,396	711,422

Total assets	$2,657,340	$1,807,974

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in our results from that date.
(2)	On June 5, 2003, the Company acquired Cyborg and on June 15, 2003, the Company acquired substantially all of the assets of NTRC. As such, their results are included in the Company’s results from the respective acquisition dates.

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

	Year Ended September 30,
	2005	2004	2003
Revenues
United States	$2,280,439	$1,841,294	$1,687,861
United Kingdom	362,541	256,230	212,899
All Other Countries	255,470	164,703	130,533

Total	$2,898,450	$2,262,227	$2,031,293

Long-Lived Assets
United States	$1,055,952	$514,085
United Kingdom	380,732	348,912
All Other Countries	210,453	41,920

Total	$1,647,137	$904,917

21. Regulated Subsidiary

Hewitt Financial Services LLC (“HFS”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer. HFS is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” and has elected to compute its net capital in accordance with the “Alternative Standard” of that rule. As of September 30, 2005 and 2004, HFS had regulatory net capital, as defined, of $5,163 and $16,274, respectively, which exceeded the amounts required by $5,093 and $16,269, respectively.

INDEX TO EXHIBITS

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Exult, Inc., Hewitt Associates, Inc. and Eagle Merger Corp (incorporated by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-4, Registration No. 333-117326).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.2	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, Registration No. 333-119576).

10.1	Amended and Restated Multicurrency Promissory Note, dated February 23, 1998 (incorporated by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.2	Hewitt Global Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., General Atlantic Partners 54, L.P., General Atlantic Partners 57, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. (incorporated by reference to Exhibit 99.2 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.4	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., Kevin M. Campbell, James C. Madden, V., Michael J. Salvino and Stephen M. Unterberger (incorporated by reference to Exhibit 99.3 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.5	Amended and Restated Registration Rights Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated by reference to Exhibit 10.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.6	Hewitt Associates LLC Note Purchase Agreement, dated May 1, 1996, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.4 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.7	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.8	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.9	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.10	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series C), dated as of June 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.93% Senior Notes, Series C, due June 30, 2007 (incorporated by reference to Exhibit 10.8 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.11	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series D), dated as of October 1, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 7.65% Senior Notes, Series D, due October 15, 2005 (incorporated by reference to Exhibit 10.9 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.12	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.13	Revolving and Term Credit Facility by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto dated as of May 28, 1996, as amended by Amendments 1 through 6 thereto (incorporated by reference to Exhibit 10.13 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.14	Transfer Restriction Agreement between Hewitt Associates, Inc. and the partners of Bacon & Woodrow (incorporated by reference to Exhibit 10.14 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.15	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.16	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranch 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.17	Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.19 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.18	Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.20 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.19	Seventh Amendment to Revolving and Term Credit Agreement by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto (incorporated by reference to Exhibit 10.21 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.20	Three Year Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.22 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.21	Aggregate Term Facility, dated as of June 5, 2002 and amended on August 29, 2002, by and among Hewitt Bacon & Woodrow Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.24 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002.)

10.22	Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.25 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.23	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for The Woodlands, Texas property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.26 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.24	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for the Orlando, Florida property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.27 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.25	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of May 15, 1989, as amended by amendments 1 through 9 thereto (incorporated by reference to Exhibit 10.28 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.26	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of August 15, 1995, as amended by amendments on October 1, 1995 and September 28, 2001 (incorporated by reference to Exhibit 10.29 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.27	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of December 1, 1989, as amended on September 28, 2001 (incorporated by reference to Exhibit 10.30 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.28	Stockholders’ Agreement by and among Hewitt Associates, Inc., Hewitt Holdings LLC and the Covered Persons signatory thereto dated as of July 1, 2003 (incorporated by reference to Exhibit 10.31 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.29	Guaranty Agreement, dated as of March 7, 2003, by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.30	Amendment to the Three Year Credit Agreement, dated as of September 27, 2003, between Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.33 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003).

10.31	Amended Schedule A, dated as of August 1, 2003, and to the Guaranty Agreement by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates, dated as of March 7, 2003 (incorporated by reference to Exhibit 10.34 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003).

10.32	Amended and Restated Loan Agreement, between ReloAction and Union Bank of California, dated October 28, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 8, 2005).

10.33	Loan Agreement, between Hewitt Relocation Services, Inc. and Union Bank of California, N.A., dated January 25, 2005 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 5, 2005).

10.34	Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 27, 2005).

10.35	First Amendment to Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 25, 2005).

10.36	First Amendment to Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 25, 2005).

10.37	Second Amendment to Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed May 25, 2005).

10.38	First Amendment to Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC (for The Woodlands, Texas property) dated as of April 22, 1998, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed May 25, 2005).

10.39	First Amendment to Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC (for the Orlando, Florida property) dated as of April 22, 1999, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed May 25, 2005).

10.40	Form of Restricted Stock Award Agreement (filed herewith).

10.41	Form of Stock Option Agreement (filed herewith).

10.42	Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed October 7, 2005).

10.43	Summary of 2005 Compensation Arrangements (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005).

10.44	Summary of 2006 Compensation Arrangements (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 10, 2005).

10.45	Summary of Director Compensation Arrangements (filed herewith).

10.46	Summary of Restricted Stock Grants (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed October 7, 2005).

10.47	Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.48	Consent to Assignment and Amendment of the Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC, dated as of September 29, 2005 (filed herewith).

10.49	Common Stock Warrant Issued to Bank of Montreal on April 23, 2003 (incorporated by reference to Exult, Inc’s Report on Form 10-Q for the Quarter ended June 30, 2003).

10.50	Warrant Adjustment and Assumption Agreement dated as of October 1, 2004 by and among Exult, Inc., Hewitt Associates, Inc. and Bank of Montreal (filed herewith).

10.51	Form of Director Stock Option Agreement (filed herewith).

10.52	Form of Director Restricted Stock Agreement (filed herewith).

12.1.	Ratio of Earnings to Fixed Charges (filed herewith).

14.	Code of Ethics (incorporated by reference to Exhibit 14 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003.)

21.	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).