Form 10-Q
period 2005-12-31
HEWITT ASSOCIATES INC
filed 2006-02-06
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at December 31, 2005
Class A Common Stock - $0.01 par value	64,017,757
Class B Common Stock - $0.01 par value	43,177,949
Class C Common Stock - $0.01 par value	3,305,615

110,501,321

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$197,433	$157,928
Short-term investments	93,515	59,693
Client receivables and unbilled work in process, less allowances of $23,188 and $23,922 at December 31, 2005 and September 30, 2005, respectively	551,259	595,691
Prepaid expenses and other current assets	94,122	83,762
Funds held for clients	101,858	97,907
Deferred income taxes, net	13,009	5,902

Total current assets	1,051,196	1,000,883

Non-Current Assets:
Deferred contract costs	280,461	253,505
Property and equipment, net	298,827	302,875
Other intangible assets, net	355,697	372,996
Goodwill	686,100	694,370
Other assets, net	34,423	32,711

Total non-current assets	1,655,508	1,656,457

Total Assets	$2,706,704	$2,657,340

LIABILITIES
Current Liabilities:
Accounts payable	$26,640	$57,412
Accrued expenses	174,757	156,575
Funds held for clients	101,858	97,907
Advanced billings to clients	193,270	156,257
Accrued compensation and benefits	159,740	171,486
Short-term debt	11,740	12,915
Current portion of long-term debt and capital lease obligations	16,975	26,989

Total current liabilities	684,980	679,541

Long-Term Liabilities:
Deferred contract revenues	152,364	140,474
Debt and capital lease obligations, less current portion	297,640	299,169
Other long-term liabilities	120,637	127,376
Deferred income taxes, net	102,011	99,423

Total long-term liabilities	672,652	666,442

Total Liabilities	$1,357,632	$1,345,983

Commitments and Contingencies

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	December 31, 2005	September 30, 2005
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 77,536,842 and 72,970,960 shares issued, 64,017,757 and 59,456,565 shares outstanding, as of December 31, 2005 and September 30, 2005, respectively	$775	$730
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 43,177,949 and 45,181,849 shares issued and outstanding, as of December 31, 2005 and September 30, 2005, respectively	432	452
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,305,615 and 3,540,461 shares issued and outstanding as of December 31, 2005 and September 30, 2005, respectively	33	35
Restricted stock units, 98,967 units issued and outstanding, as of December 31, 2005 and September 30, 2005, respectively	—	2,035
Additional paid-in capital	1,319,792	1,315,119
Cost of common stock in treasury, 13,519,085 and 13,514,395 shares of Class A common stock as of December 31, 2005 and September 30, 2005, respectively	(388,769)	(388,638)
Retained earnings	360,695	329,162
Unearned compensation	—	(17,326)
Accumulated other comprehensive income	56,114	69,788

Total stockholders’ equity	1,349,072	1,311,357

Total Liabilities and Stockholders’ Equity	$2,706,704	$2,657,340

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended December 31,
	2005	2004
Revenues:
Net revenues	$701,047	$708,964
Reimbursements	18,646	14,889

Total revenues	719,693	723,853

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	433,493	420,345
Initial public offering restricted stock awards	3,950	4,426
Reimbursable expenses	18,646	14,889
Other operating expenses	178,281	184,209
Selling, general and administrative expenses	35,446	38,251

Total operating expenses	669,816	662,120

Operating income	49,877	61,733

Other income (expenses), net	3,786	(4,064)

Income before income taxes	53,663	57,669

Provision for income taxes	22,131	23,644

Net income	$31,532	$34,025

Earnings per share:
Basic	$0.29	$0.29
Diluted	$0.29	$0.28
Weighted average shares:
Basic	107,005,870	117,580,361
Diluted	108,950,855	119,598,958

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$31,532	$34,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,263	36,832
Amortization of premiums and discounts on financial instruments	317	310
Stock-based compensation	18,102	7,602
Deferred income taxes	(4,491)	15,641
Gain on contribution of business	(6,827)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	44,480	53,180
Prepaid expenses and other current assets	(11,401)	(833)
Deferred contract costs	(27,116)	(5,900)
Other assets	(474)	(991)
Accounts payable	(30,522)	(16,476)
Accrued compensation and benefits	(10,113)	(89,958)
Accrued expenses	20,115	(12,841)
Advanced billings to clients	37,453	24,551
Deferred contract revenues	12,008	(3,093)
Other long-term liabilities	(5,921)	8,743

Net cash provided by operating activities	104,405	50,792

Cash flows from investing activities:
Purchases of short-term investments	(72,615)	(130,171)
Proceeds from sales of short-term investments	38,837	163,044
Additions to property and equipment and intangible assets	(18,076)	(32,239)
Cash paid for acquisitions, net of cash received	(1,400)	4,617

Net cash (used in) provided by investing activities	(53,254)	5,251
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,058	2,002
Short-term borrowings	12,878	27,446
Repayments of short-term borrowings, capital leases and long-term debt	(25,227)	(15,971)
Purchase of Class A common shares for treasury	(131)	(46,562)

Net cash used in financing activities	(10,422)	(33,085)

Effect of exchange rate changes on cash and cash equivalents	(1,224)	2,818

Net increase in cash and cash equivalents	39,505	25,776

Cash and cash equivalents, beginning of period	157,928	124,681

Cash and cash equivalents, end of period	$197,433	$150,457

Supplementary disclosure of cash paid during the period:
Interest paid	$5,315	$6,852
Income taxes paid	$243	$6,148

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Unaudited)

(In thousands except for share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources outsourcing and consulting services. The Company’s Outsourcing business is comprised of Benefits Outsourcing and Human Resources Business Process Outsourcing (“HR BPO”). Hewitt’s Consulting business is primarily comprised of Benefits Consulting, which includes retirement and health care consulting, and Talent and Organization Consulting. In addition to these principal consulting services, Hewitt provides tailored communication services to enhance the success of client solutions in all of our service areas. For additional information on the Company’s business segments, see Note 12.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2005, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

3. Restructuring Activities

The following table summarizes the activity in the restructuring reserves for the three-month period ended December 31, 2005:

	October 1, 2005	Additions	Payments	Adjustments	December 31, 2005
Outsourcing(1)	$—	$7,303	$(193)	—	$7,110
Client development group(2)	2,901	—	(1,886)	—	1,015
Exult merger(3)	6,215	—	(173)	61	6,103

Total	$9,116	$7,303	$(2,252)	$61	$14,228

(1)	In the first quarter of fiscal 2006, the Company recorded a $7,303 severance charge related to select staffing reductions within the Outsourcing segment. The expense is reflected on the Company’s consolidated statement of operations within compensation and related expenses. The remaining severance is expected to be paid out by June 2006 in accordance with the Company’s severance plan.
(2)	During the third quarter of fiscal 2005, the Company recorded a $9,383 severance charge in connection with the realignment of its client development sales organization. The remaining severance is expected to be paid out in January 2006.
(3)	In connection with the Exult merger on October 1, 2004, the Company recorded a $13,721 liability for costs associated with a lease termination, employee severance and relocations. These costs were recorded as a component of the purchase price. The remaining severance and lease termination costs are expected to be paid by August 2006 and October 2011, respectively.

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all stock-based compensation awards using a fair value method and recognize the related compensation cost in its financial statements. On October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective method. Upon the adoption of SFAS 123(R), the Company recognized an immaterial one-time gain related to the requirement to apply an estimated forfeiture rate to unvested awards in compensation and related expenses. Previously, the Company recorded forfeitures as incurred. Under SFAS 123(R), the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules.

Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) to account for its stock-based compensation plans. Under APB 25, no compensation expense was recognized for non-qualified stock option awards as the exercise price of the awards on the date of grant was equal to the current market price of the Company’s stock. However, the Company did recognize compensation expense in connection with the issuance of restricted stock and restricted stock units. The adoption of SFAS 123(R) primarily resulted in compensation expense being recorded for stock options.

During the three months ended December 31, 2005, the Company recorded pretax compensation expense of $3,477 [$2,121, net of tax, or ($0.02) per diluted share] related to the expensing of the Company’s non-qualified stock options during the quarter. For the three months ended December 31, 2005, the excess tax benefits of $35 were reflected as a cash flow from financing activities in the consolidated statement of cash flows. The total compensation cost related to non-vested restricted stock and stock option awards not yet recognized as of December 31, 2005 was approximately $79,807, which is expected to be recognized over a weighted average of 2.4 years.

Results for fiscal 2005 have not been restated to reflect the adoption of SFAS 123(R). Had compensation expense for the Company’s stock options been determined based on the fair value method of SFAS 123, and applying the Black Scholes valuation method, net income and earnings per share for the three months ended December 31, 2004 would have been as follows:

Net income:
As reported	$34,025
Reported stock-based compensation expense, net of tax	4,485
Pro forma stock-based compensation expense, net of tax	(7,984)

Adjusted net income	$30,526

Net income per share – basic:
As reported	$0.29

Pro forma	$0.26

Net income per share – diluted:
As reported	$0.28

Pro forma	$0.26

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of December 31, 2005, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of

25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of December 31, 2005, there were 5,761,173 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On October 3, 2005, the Company granted 2,282,190 shares of restricted stock and restricted stock units at a price of $27.59, which vest over two to four years. During the quarter, an additional 235,022 shares of restricted stock and restricted stock units were granted, of which, 186,111 restricted stock awards vest upon meeting certain financial performance conditions as of September 30, 2008. In the quarter ended December 31, 2004, the Company also granted 706,949 shares of restricted stock and restricted stock units at a weighted-average grant price of $26.82.

In connection with its initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and will fully vest on June 27, 2006.

Stock Options

The Company did not grant any stock options during fiscal 2005 or fiscal 2006 to date. Outstanding nonqualified stock options were granted at a strike price equal to the fair market value of the Company’s shares on the grant date, vest ratably over a four year period and generally expire ten years from the grant date.

A summary of stock option activity for the three months ended December 31, 2005 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	10,364,866	$23.75
Granted	—	$—
Exercised	(92,371)	$21.90
Forfeited	(78,647)	$23.35
Expired	(97,870)	$26.57

Outstanding at December 31, 2005	10,095,978	$23.74

A summary of stock options outstanding and exercisable at December 31, 2005 is presented below:

	Outstanding Options				Exercisable Options
	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Term (Years)	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Reasonable price range groupings
$19.00	3,130,372	$19.00	$28,205	6.5	2,433,392	$19.00	$21,925
$23.50-$29.30	6,910,249	$25.76	15,571	8.0	5,298,690	$26.21	9,532
$32.45-$34.60	55,357	$32.72	—	8.6	29,546	$32.70	—

	10,095,978	$23.74	$43,776	7.5	7,761,628	$23.98	$31,457

The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004, based upon the average market price during the period, was approximately $499 and $872, respectively.

5. Short-Term Investments

As of December 31, 2005 and September 30, 2005, short-term investments are comprised of available-for-sale securities as follows:

	December 31, 2005		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes	$5,141	$5,119	$6,174	$6,131
Asset-backed securities	43,476	43,445	14,989	14,949
U.S. Treasuries and Agencies	7,786	7,751	7,765	7,713
Auction rate municipal bonds	37,200	37,200	30,900	30,900

Total	$93,603	$93,515	$59,828	$59,693

As of December 31, 2005, there were gross unrealized holding gains of $1 and gross unrealized holding losses of $89 from available-for-sale securities.

Based on the contractual maturities of the available-for-sale debt securities as of December 31, 2005 and September 30, 2005, the amortized cost and estimated fair market value of the securities was as follows:

	December 31, 2005		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Due in less than one year	$16,927	$16,864	$21,940	$21,846
Due after one year through five years	4,389	4,363	6,929	6,888
Due after five years through ten years	5,000	5,000	—	—
Due after ten years	67,287	67,288	30,959	30,959

Total	$93,603	$93,515	$59,828	$59,693

6. Goodwill and Other Intangible Assets

Following is a summary of changes in the carrying amount of goodwill for the three months ended December 31, 2005:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2005	$448,501	$245,869	$694,370
Additions	408	—	408
Reclassification	6,860	(6,860)	—
Effect of changes in foreign exchange rates	(3,286)	(5,392)	(8,678)

Balance at December 31, 2005	$452,483	$233,617	$686,100

The increase to goodwill during the three months ended December 31, 2005 related to finalizing the opening balance sheet for an acquisition which occurred in the fourth quarter of fiscal 2005. The goodwill reclassification results from the Company’s decision to shift management oversight for an acquired business into the Outsourcing segment (Note 12).

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at December 31, 2005 and September 30, 2005:

	December 31, 2005			September 30, 2005
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$311,469	$209,827	$101,642	$310,568	$199,571	$110,997
Trademarks and tradenames	13,883	8,867	5,016	14,164	8,387	5,777
Core technology	45,222	5,636	39,586	45,241	4,434	40,807
Customer relationships	238,042	28,589	209,453	240,228	24,813	215,415

Total	$608,616	$252,919	$355,697	$610,201	$237,205	$372,996

The decrease in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships is due to the effects of foreign currency exchange rate changes.

Amortization expense related to definite-lived intangible assets for the three months ended December 31, 2005 and 2004 is as follows:

	2005	2004
Capitalized software	$10,749	$9,630
Trademarks and tradenames	675	717
Core technology	1,202	1,175
Customer relationships	4,025	4,256

Total	$16,651	$15,778

Applying foreign exchange rates in effect at September 30, 2005, estimated amortization expense related to intangible assets with definite lives at September 30, 2005, for each of the years in the five-year period ending September 30, 2010 and thereafter is as follows:

Year ending:	2006	2007	2008	2009	2010	2011 and thereafter	Total
Estimated intangibles amortization expense	$64,462	$53,460	$40,505	$32,986	$27,357	$154,226	$372,996

7. Pension and Postretirement Benefit Plans

The Company has defined benefit pension plans to provide benefits to eligible employees in the United Kingdom, Switzerland, The Netherlands, Germany, India, France, Ireland and Mexico. It is the Company’s policy to fund these plans in accordance with local practice and legislation. The Company also provides health benefits for retired U.S. and Canadian employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions, which include certain age and service requirements. The health benefit plans are contributory and contributions are reviewed annually and adjusted periodically.

The components of net periodic benefit costs for the three months ended December 31, 2005 and 2004 include:

	Pension Benefits		Health Benefits
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs
Service cost	$2,220	$2,436	$99	$317
Interest cost	1,750	1,904	125	192
Expected return on plan assets	(1,550)	(1,729)	—	—
Amortization of:
Unrecognized prior service cost	—	—	(67)	9
Unrecognized loss	131	45	114	50
Transition obligation	—	—	—	32

Net periodic benefit cost	$2,551	$2,656	$271	$600

During the three months ended December 31, 2005, $7,471 in contributions were made by the Company to the pension plans.

8. Legal Proceedings

In the ordinary course of our business, the Company is routinely subject to audits, actions related to employment, benefits, contracts and other matters and inquiries by governmental and regulatory agencies. The Company is not engaged in any legal proceedings that are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company provides indemnifications of varying scope and size to customers against certain claims arising from the Company’s services or use of the Company’s products. The Company is not aware of any obligations arising under indemnification or related agreements that would require material payments.

9. Other Income (Expenses), Net

Other income (expenses), net consists of the following components:

	Three Months Ended December 31,
	2005	2004
Interest expense	$(5,799)	$(5,458)
Interest income	2,073	2,289
Gain on contribution of business	6,827	—
Other	685	(895)

Other income (expenses), net	$3,786	$(4,064)

During the three months ended December 31, 2005, the Company recognized a gain of $6,827 in connection with the contribution of its retirement and financial management business within Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company currently has a 28% non-controlling interest in the investee and accounts for its investment under the equity method of accounting.

10. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended December 31,
	2005	2004
Net income as reported	$31,532	$34,025

Weighted-average number of shares of common stock for basic	107,005,870	117,580,361
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	925,673	766,447
Unexercised in-the-money stock options	1,019,312	1,252,150

Weighted-average number of shares of common stock for diluted	108,950,855	119,598,958

Earnings per share – basic	$0.29	$0.29

Earnings per share – diluted	$0.29	$0.28

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three months ended December 31, 2005 and 2004, but the weighted-average convertible shares were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive. Warrants to sell 200,000 shares of Class A common stock, which the Company assumed in the Exult merger, were outstanding in the three months ended December 31, 2005 and 2004, but the warrants were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. Of the outstanding stock options as of December 31, 2005 and 2004, 3,540,959 and 56,237 weighted average shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Class A common stock.

11. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2005	2004
Net income	$31,532	$34,025
Other comprehensive income:
Foreign currency translation adjustments	(13,721)	30,926
Unrealized gains (losses) on investments	47	(259)

Total comprehensive income	$17,858	$64,692

12. Segment Results

During the first quarter of fiscal 2006, the Company completed an internal reorganization which was intended to further improve the way the Company’s business units work together, share knowledge and leverage resources. The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment and the level of unallocated shared service costs. The changes include the movement of the client development sales organization and certain business support services, financial services, research and internal communications personnel and related costs from shared services into the segments that they support on a dedicated basis. Certain shared service practices previously embedded in one segment, but which provide services across the business groups, have also been moved and now integrated and managed consistently within our global shared service operations. Certain business units, primarily the pension administrative services businesses in Europe and Canada, were also realigned and moved into the segments where they will be managed and operated. Additionally, the Company changed the way it tracks and reports intersegment revenues. Previously, the business group with the direct client billing responsibility recognized the revenue. Now, revenues are recognized by each segment providing services and any intersegment revenues are eliminated in consolidation. These changes are reflected in the Company’s results for the three months ended December 31, 2005. The prior year segment results have been presented on the fiscal 2006 basis for comparative purposes.

The Company has two reportable segments, Outsourcing and Consulting.

•	Outsourcing—Hewitt’s benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). In addition to benefits outsourcing services, Hewitt’s HR BPO services include workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, global mobility, time and attendance, accounts payable, procurement expertise and vendor management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, overall corporate management, firmwide marketing, finance and legal services, support services and space management. The costs of information systems, human resources and some support services are allocated to the Outsourcing and Consulting segments on a specific identification basis and based on usage or headcount. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the remaining shared services are not allocated to the business segments; rather, they are included in unallocated shared costs.

The table below summarizes the Company’s reportable segment results, reflecting the changes of the fiscal 2006 internal reorganization in both periods:

	Three Months Ended December 31,
	2005	2004
Outsourcing
Revenues before reimbursements (net revenues)	$512,131	$527,384
Segment income	43,965	61,817

Consulting
Revenues before reimbursements (net revenues)	$195,737	$184,767
Segment income	41,817	33,867

Total Company
Segment revenues before reimbursements (net revenues)	$707,868	$712,151
Intersegment revenues	(6,821)	(3,187)
Reimbursements	18,646	14,889

Total revenues	$719,693	$723,853

Segment income	$85,782	$95,684
Charges not recorded at the segment level:
Initial public offering restricted stock awards	3,950	4,426
Unallocated shared service costs	31,955	29,525

Operating income	$49,877	$61,733

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our consolidated financial statements and related notes presented earlier in this Quarterly Report on Form 10-Q. Please also refer to our consolidated financial statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional information. In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Some of the risks and uncertainties are described below and in the “Notes Regarding Forward-Looking Statements” which appears later in this section and in our Annual Report on Form 10-K, in Item 1 under the heading “Risk Factors.”

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2005” or “fiscal 2005” means the twelve-month period that ended September 30, 2005. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. Dollar) and helps facilitate a comparative view of business results. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current year presentation.

Overview

During the first quarter of fiscal 2006, we made progress towards achieving more profitable growth within our business including:

•	Completing our internal reorganization focused on improving the way our business units work together on an integrated basis, share knowledge and leverage resources. Within both of our business segments, we created a global leadership group better positioned to take advantage of emerging opportunities in the global marketplace. Outsourcing completed the integration of Exult and will continue to leverage the knowledge and delivery expertise across the business. We also completed a number of strategic and operational organizational changes which impacted the way we have historically reported our segment results (see Note 12 to the consolidated financial statements). The changes resulting from the internal reorganization are reflected in our segment results beginning in the first quarter of fiscal 2006 and prior year segment results have been presented on the fiscal 2006 basis for comparative purposes.

•	Reducing our U.S. associate workforce in selected areas and redeploying associates to other roles within our Outsourcing segment to better align our resources to continue to improve our execution with existing clients and to support new client growth. The Company recorded a $7.3 million pretax charge for severance costs associated with the staff reductions. This charge is included within compensation and related expenses on the consolidated statements of operations.

During the first quarter, we were notified by one of our Outsourcing clients in implementation of their intention to terminate their services contract with us, effective in the second quarter of this fiscal year. We are in discussions with this client regarding whether the contract will be terminated or restructured. We recognized a net $10 million charge in the first quarter, comprised of $3 million of deferred revenue recognized in the quarter offset by approximately $11 million of compensation and related expenses and $2 million of other operating expenses related to implementation that were previously deferred. The contract provides for a termination fee which will be recorded upon receipt.

The Company recognized a gain of $6.8 million in connection with the contribution of its retirement and financial management business within Germany to a German actuarial business (“investee”) in exchange for an increased investment in the investee. The Company currently has a 28% non-controlling interest in the investee.

In addition, effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), resulting in a change in how we account for stock-based compensation. During the first quarter, we began recognizing compensation expense for stock options and recognized approximately $3.5 million of pretax compensation expense, or $0.02 per diluted share, related to the expensing of non-qualified stock options. In accordance with the modified prospective application of SFAS 123(R), the prior-year stock-based compensation expenses have not been restated to reflect this accounting change.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended December 31, 2005 and 2004

Unaudited

	Three Months Ended December 31,		% Change	% of Net Revenues
(in thousands)	2005	2004		2005	2004
Revenues:
Net revenues (1)	$701,047	$708,964	(1.1)%	100.0%	100.0%
Reimbursements	18,646	14,889	25.2%	2.7	2.1

Total revenues	719,693	723,853	(0.6)%	102.7	102.1

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	433,493	420,345	3.1%	61.8	59.3
Initial public offering restricted stock awards	3,950	4,426	(10.8)%	0.6	0.6
Reimbursable expenses	18,646	14,889	25.2%	2.7	2.1
Other operating expenses (1)	178,281	184,209	(3.2)%	25.4	26.0
Selling, general and administrative expenses	35,446	38,251	(7.3)%	5.1	5.4

Total operating expenses	669,816	662,120	1.2%	95.6	93.4

Operating income	49,877	61,733	(19.2)%	7.1	8.7

Other income (expense), net	3,786	(4,064)	193.2%	0.6	(0.6)

Income before income taxes	53,663	57,669	(6.9)%	7.7	8.1

Provision for income taxes	22,131	23,644	(6.4)%	3.2	3.3

Net income	$31,532	$34,025	(7.3)%	4.5%	4.8%

(1)	Net revenues include $41,827 and $57,414 of third party supplier revenues for the three months ended December 31, 2005 and 2004, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The decrease in net revenues was primarily driven by a significant decline in third party supplier revenues resulting from the termination of an Outsourcing client contract previously disclosed in the second quarter of fiscal 2005. Net revenues, excluding the third party supplier revenues and after adjusting for the effects of foreign currency translation of approximately $6 million, increased 1.9% as compared to the prior-year quarter. The increase was driven by revenue growth primarily in the Consulting segment. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses include all personnel, supplemental staffing and related expenses. The current quarter’s expense includes approximately $11 million of previously deferred implementation costs recognized due to a client’s intention to terminate an existing contract, $7 million related to severance costs, $3.5 million stock option expense under SFAS 123(R) and an incremental $9 million of stock-based compensation related to the grant of restricted stock awards in the first quarter of fiscal 2006. These items were partially offset by savings resulting from prior-year severance activities and the deferral of higher levels of compensation and related expenses in the current year attributable to our growing the HR BPO business.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $105 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through December 31, 2005. We expect to recognize an additional $7 million of compensation expense related to these awards through June 27, 2006, when the grants fully vest.

Other Operating Expenses

Other operating expenses include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs. The decrease in other operating expenses is primarily due to a significant decrease in the third party supplier costs, offset in part by an increase in client service delivery costs incurred to support new HR BPO contracts.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include promotion and marketing costs, corporate professional services, provisions for doubtful accounts and other general office expenses. The Company’s increased focus on managing its overall cost structure resulted in reductions in various components of SG&A expense as compared to the prior-year quarter.

Other Income (Expense), Net

Other income (expense), net includes interest expense, interest income, equity earnings on unconsolidated investments and other non-operating gains or losses. During the current-year quarter, we recognized a gain of $6.8 million in connection with the contribution of our German retirement and financial management business in exchange for an increased investment in a German actuarial business.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 41.2% for the three months ended December 31, 2005, as compared to 41.0% for the comparable prior year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Segment Results

During the first quarter of fiscal 2006, we completed an internal reorganization which did not change our reportable segments, but did impact the revenues and income reported within each segment and the level of unallocated shared service costs. Additionally, we began to record intersegment revenues for work performed on behalf of another segment. All of these changes are reflected in both the results for the three months ended December 31, 2005 and the prior-year quarter. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended December 31, 2005 and 2004

Unaudited

	Three Months Ended December 31,		% Change
(in thousands)	2005	2004
Outsourcing
Revenues before reimbursements (net revenues) (1)	$512,131	$527,384	(2.9)%
Segment income	43,965	61,817	(28.9)%
Segment income as a percentage of segment net revenues	8.6%	11.7%

Consulting
Revenues before reimbursements (net revenues)	$195,737	$184,767	5.9%
Segment income	41,817	33,867	23.5%
Segment income as a percentage of segment net revenues	21.4%	18.3%

Total Company
Revenues before reimbursements (net revenues) (1)	$707,868	$712,151	(0.6)%
Intersegment revenues	(6,821)	(3,187)	(114.0)%
Reimbursements	18,646	14,889	25.2%

Total revenues	$719,693	$723,853	(0.6)%

Segment income	$85,782	$95,684	(10.3)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	3,950	4,426	(10.8)%
Unallocated shared service costs	31,955	29,525	8.2%

Operating income	$49,877	$61,733	(19.2)%

(1)	Outsourcing net revenues include $41,827 and $57,414 of third party supplier revenues for the three months ended December 31, 2005 and 2004, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

Outsourcing net revenues decreased 2.9% during the three months ended December 31, 2005 as compared to the prior-year quarter. The decline primarily related to the loss of one HR BPO client previously disclosed in the second quarter of fiscal 2005. This was partially offset by increases in Benefits Outsourcing revenues on both new and existing clients, increased one-time project work and increases in revenues from new HR BPO client services.

Outsourcing segment income as a percentage of Outsourcing net revenues decreased to 8.6% in the three months ended December 31, 2005, compared to 11.7% in the comparable prior-year quarter. The current quarter includes approximately $10 million of net expenses related to a client’s intention to terminate an existing contract, $7 million of severance expense and $5 million of incremental stock-based compensation related to the adoption of SFAS 123(R) and the grant of restricted stock awards in the first quarter of fiscal 2006. The impact of these items was partially offset by improved margins in Benefits Outsourcing related to the increase in one-time project revenues.

Consulting

Consulting net revenues increased by 5.9% during the three months ended December 31, 2005 as compared to the comparable prior-year quarter. Adjusting for the unfavorable effects of foreign currency translation of $4.3 million quarter over quarter and the impact of the contribution of our German retirement and financial management business of approximately $1.2 million, Consulting net revenues increased 8.9%. The majority of this growth was driven by growth in Benefits Consulting due to higher actuarial consulting and healthcare consulting (including specific projects related to the new Medicare regulations) and increased demand for Talent and Organizational Consulting services, particularly executive compensation consulting. Communication consulting services also contributed to the increase in net revenues, driven by demand for communications support of client annual employee benefit enrollment processes and increased support for the implementation of Outsourcing programs.

Consulting segment income as a percentage of Consulting net revenues increased primarily due to higher revenues as well as lower operating costs across the segment service areas, offset in part by the recognition of approximately $6 million of incremental stock-based compensation related to the adoption of SFAS 123(R) and the grant of restricted stock awards in the first quarter of fiscal 2006.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the quarter, the Company changed its accounting policy for stock-based compensation upon adopting SFAS No. 123(R), Share Based Payments. Please refer to Note 4 for a description of the stock-based compensation accounting change.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. Our initial public offering in June 2002 enhanced our ability to access public market financing to fund new investments and acquisitions, as well as to meet ongoing and future capital resource needs.

Summary of Cash Flows

	Three Months Ended December 31,
(in thousands)	2005	2004
Cash provided by operating activities	$104,405	$50,792
Cash (used in) provided by investing activities	(53,254)	5,251
Cash used in financing activities	(10,422)	(33,085)
Effect of exchange rates on cash	(1,224)	2,818

Net increase in cash and cash equivalents	39,505	25,776
Cash and cash equivalents at beginning of period	157,928	124,681

Cash and cash equivalents at end of period	$197,433	$150,457

Working capital, defined as current assets less current liabilities, was $366 million and $321 million at December 31, 2005 and September 30, 2005, respectively.

The increase in cash provided by operating activities was primarily due to lower performance-based compensation paid in the current period as well as the receipt of $33 million of contract prepayments from a client during the quarter. The increase was partially offset by continued investments on new HR BPO client contracts and a decrease in accounts payable primarily resulting from the timing of payments.

The increase in cash used in investing activities was primarily due to increased purchases of short-term investments, partially offset by lower expenditures on property and equipment and intangible assets, primarily capitalized software, in the three months ended December 31, 2005 compared to the prior year.

The reduction of cash used in financing activities was primarily due to lower repurchases of Class A shares into treasury partially offset by a reduction in outstanding borrowings. The prior-year financing activities included the repurchase of 1,672,800 shares in the Company’s Stock Repurchase Program.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three months ended December 31, 2005.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2005. Such important factors include:

•	The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively our revenues and profit margins will be adversely affected

•	A significant or prolonged economic downturn could have a material adverse effect on our revenues and profit margin

•	The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations and the inability to maintain our prices

•	We might not be able to achieve the cost savings required to sustain and increase our profit margins

•	Our accounting for long-term contracts requires using estimates and projections that may change over time; such changes may have a significant or adverse effect on our reported results of operations or consolidated balance sheet

•	The loss of a significantly large client or several clients could have a material adverse effect on our revenues and profitability

•	We may have difficulty integrating or managing acquired businesses, which may harm our financial results or reputation in the marketplace

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services or increase our costs

•	If we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, our business could suffer

•	Our business will be negatively affected if we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past

•	If our clients or third parties are not satisfied with our services, we may face damage to our professional reputation or legal liability

•	We depend on our employees; the inability to attract new talent or the loss of key employees could damage or result in the loss of client relationships and adversely affect our business

•	Our global operations and expansion strategy pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address

•	The demand for Benefits Outsourcing services and/or Human Resources Business Process Outsourcing services may not grow at rates we anticipate

•	If we fail to establish and maintain alliances for developing, marketing and delivering our services, our ability to increase our revenues and profitability may suffer

•	We rely on third parties to provide services and their failure to perform the service could do harm to our business

•	We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others

•	We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means of delivering human resources services

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in volatility of our stock price

•	Our initial stockholders, many of whom are employees, continue to hold a high percentage of our outstanding stock and their interests may differ from those of other stockholders

•	Our stock price may decline due to the large number of shares of common stock eligible for future sale

•	Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interest

You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of December 31, 2005, there have been no material changes in our market risk from September 30, 2005. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Changes in Internal Control Over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are routinely subject to audits, actions related to employment, benefits, contracts and other matters and inquiries by governmental and regulatory agencies. We are not engaged in any legal proceedings that we expect to have a material adverse effect on our business, financial condition or results of operations.

ITEM 6. Exhibits

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

ITEMS 1A, 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: February 6, 2006	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)