Form 10-Q
period 2006-03-31
HEWITT ASSOCIATES INC
filed 2006-05-04
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer         ☒                 Accelerated filer        ☐                 Non-accelerated filer         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at March 31, 2006
Class A Common Stock - $0.01 par value	69,777,580
Class B Common Stock - $0.01 par value	37,879,298
Class C Common Stock - $0.01 par value	3,079,969

110,736,847

HEWITT ASSOCIATES, INC.

FORM 10-Q

for the period ended

MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$186,579	$157,928
Short-term investments	174,519	59,693
Client receivables and unbilled work in process, less allowances of $23,731 and $23,922 at March 31, 2006 and September 30, 2005, respectively	564,604	595,691
Prepaid expenses and other current assets	66,243	83,762
Funds held for clients	93,874	97,907
Deferred income taxes, net	25,781	5,902

Total current assets	1,111,600	1,000,883

Non-Current Assets:
Deferred contract costs	305,508	253,505
Property and equipment, net	294,072	302,875
Other intangible assets, net	351,754	372,996
Goodwill	693,080	694,370
Other assets, net	31,596	32,711

Total non-current assets	1,676,010	1,656,457

Total Assets	$2,787,610	$2,657,340

LIABILITIES
Current Liabilities:
Accounts payable	$28,040	$57,412
Accrued expenses	159,253	165,632
Funds held for clients	93,874	97,907
Advanced billings to clients	196,388	156,257
Accrued compensation and benefits	158,866	171,486
Short-term debt	23,368	21,858
Current portion of long-term debt and capital lease obligations	19,251	30,066

Total current liabilities	679,040	700,618

Long-Term Liabilities:
Deferred contract revenues	176,052	140,474
Debt and capital lease obligations, less current portion	281,803	287,149
Other long-term liabilities	145,596	156,859
Deferred income taxes, net	89,999	60,883

Total long-term liabilities	693,450	645,365

Total Liabilities	$1,372,490	$1,345,983

Commitments and Contingencies

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	March 31, 2006	September 30, 2005
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 83,299,012 and 72,970,960 shares issued, 69,777,580 and 59,456,565 shares outstanding, as of March 31, 2006 and September 30, 2005, respectively	$833	$730
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 37,879,298 and 45,181,849 shares issued and outstanding, as of March 31, 2006 and September 30, 2005, respectively	379	452
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,079,969 and 3,540,461 shares issued and outstanding as of March 31, 2006 and September 30, 2005, respectively	31	35
Restricted stock units, 98,967 units issued and outstanding, as of September 30, 2005	—	2,035
Additional paid-in capital	1,343,318	1,315,119
Cost of common stock in treasury, 13,521,432 and 13,514,395 shares of Class A common stock as of March 31, 2006 and September 30, 2005, respectively	(388,833)	(388,638)
Retained earnings	392,476	329,162
Unearned compensation	—	(17,326)
Accumulated other comprehensive income	66,916	69,788

Total stockholders’ equity	1,415,120	1,311,357

Total Liabilities and Stockholders’ Equity	$2,787,610	$2,657,340

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Revenues before reimbursements (net revenues)	$676,153	$694,039	$1,377,200	$1,403,003
Reimbursements	19,264	15,494	37,910	30,384

Total revenues	695,417	709,533	1,415,110	1,433,387

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	434,679	405,809	868,172	826,154
Initial public offering restricted stock awards	3,134	4,165	7,083	8,591
Reimbursable expenses	19,264	15,494	37,910	30,384
Other operating expenses	149,823	190,552	328,103	374,761
Selling, general and administrative expenses	37,268	44,679	72,716	82,930

Total operating expenses	644,168	660,699	1,313,984	1,322,820

Operating income	51,249	48,834	101,126	110,567

Other (expense) income, net	(627)	(2,784)	3,159	(6,849)

Income before income taxes	50,622	46,050	104,285	103,718

Provision for income taxes	18,840	18,887	40,971	42,531

Net income	$31,782	$27,163	$63,314	$61,187

Earnings per share:
Basic	$0.30	$0.24	$0.59	$0.53
Diluted	$0.29	$0.23	$0.58	$0.52

Weighted average shares:
Basic	107,156,048	114,850,491	107,080,134	116,230,426
Diluted	109,704,163	117,156,938	109,319,110	118,392,947

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$63,314	$61,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,600	74,356
Amortization of premiums and discounts on financial instruments	704	907
Impairment of customer relationship intangible assets	366	9,569
Stock-based compensation	34,750	14,738
Deferred income taxes	9,275	22,937
Gain on contribution of business	(7,127)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	35,255	63,534
Prepaid expenses and other current assets	27,648	4,659
Deferred contract costs	(51,929)	(25,842)
Other assets	(1,057)	(2,332)
Accounts payable	(29,173)	(1,167)
Accrued compensation and benefits	(11,296)	(104,488)
Accrued expenses	(9,969)	(19,355)
Advanced billings to clients	40,194	6,695
Deferred contract revenues	35,641	(3,661)
Other long-term liabilities	(10,900)	6,721

Net cash provided by operating activities	199,296	108,458

Cash flows from investing activities:
Purchases of short-term investments	(186,340)	(183,842)
Proceeds from sales of short-term investments	71,524	420,488
Additions to property and equipment and intangible assets	(47,954)	(66,574)
Cash paid for acquisitions, net of cash received	(1,400)	4,683

Net cash (used in) provided by investing activities	(164,170)	174,755

Cash flows from financing activities:
Proceeds from the exercise of stock options	8,943	3,187
Short-term borrowings	54,658	62,972
Repayments of short-term borrowings, capital leases and long-term debt	(69,717)	(33,649)
Purchase of Class A common shares for treasury	(195)	(369,020)

Net cash used in financing activities	(6,311)	(336,510)

Effect of exchange rate changes on cash and cash equivalents	(164)	1,679

Net increase (decrease) in cash and cash equivalents	28,651	(51,618)

Cash and cash equivalents, beginning of period	157,928	124,681

Cash and cash equivalents, end of period	$186,579	$73,063

Supplementary disclosure of cash paid during the period:
Interest paid	$11,634	$10,813
Income taxes paid	$2,853	$28,126

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

3. Restructuring Activities

The following table summarizes the activity in the restructuring reserves for the six-month period ended March 31, 2006:

	October 1, 2005	Additions	Payments	March 31, 2006
Outsourcing (1)	$—	$7,303	$(6,777)	$526
Client development group (2)	2,901	—	(2,901)	—
Exult merger (3)	6,215	122	(292)	6,045

Total	$9,116	$7,425	$(9,970)	$6,571

(1)	In the first quarter of fiscal 2006, the Company recorded a $7,303 severance charge in compensation and related expenses related to select staffing reductions within the Outsourcing segment. The remaining severance is expected to be paid out by June 2006 in accordance with the Company’s severance plan.
(2)	During the third quarter of fiscal 2005, the Company recorded a $9,383 severance charge in connection with the realignment of its client development sales organization. The remaining severance was paid out during the current quarter.
(3)	In connection with the Exult merger on October 1, 2004, the Company recorded a $13,721 liability for costs associated with a lease termination, employee severance and relocations. These costs were recorded as a component of the purchase price. Additions to the restructuring reserve relate to the recognition of interest expense as we accrete the discounted lease termination obligation to reflect its current value each period. The remaining severance and lease termination costs are expected to be paid by August 2006 and October 2011, respectively.

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all stock-based compensation awards using a fair value method and recognize the related compensation cost in its financial statements. On October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective method. Upon the adoption of SFAS 123(R), the Company recognized an immaterial one-time gain in compensation and related expenses related to the requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. The Company has also elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules.

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

During the three and six months ended March 31, 2006, the Company recorded pretax compensation expense of $3,072 [$1,928, net of tax, or ($0.02) per diluted share] and $6,549 [$3,976, net of tax, or ($0.04) per diluted share], respectively, related to the expensing of the Company’s non-qualified stock options. For the six months ended March 31, 2006, the excess tax benefits of $526 were reflected as a cash flow from financing activities in the consolidated statement of cash flows. The total compensation cost related to non-vested restricted stock and stock option awards not yet recognized as of March 31, 2006 was approximately $64,071, which is expected to be recognized over a weighted average of 2.3 years.

Results for fiscal 2005 have not been restated to reflect the adoption of SFAS 123(R). Had compensation expense for the Company’s stock options been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, and applying the Black Scholes valuation method, net income and earnings per share for the three and six months ended March 31, 2005 would have been as follows:

	Three Months	Six Months
Net income:
As reported	$27,163	$61,187
Reported stock-based compensation expense, net of tax	4,080	8,695
Pro forma stock-based compensation expense, net of tax	(7,497)	(15,611)

Pro forma net income	$23,746	$54,271

Net income per share – basic:

As reported	$0.24	$0.53

Pro forma	$0.21	$0.47

Net income per share – diluted:

As reported	$0.23	$0.52

Pro forma	$0.20	$0.46

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of March 31, 2006, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of March 31, 2006, there were 5,868,446 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On October 3, 2005, the Company granted 2,282,190 shares of restricted stock and restricted stock units at a price of $27.59, which vest from two to four years. During the six months ended March 31, 2006, an additional 266,470 shares of restricted stock and restricted stock units were granted at a weighted average price of $25.61. Included in the current year grants were 186,111 restricted stock awards which vest upon meeting certain financial performance conditions as of September 30, 2008.

In connection with its initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and will fully vest on June 27, 2006.

Stock Options

The Company did not grant any stock options during fiscal 2005 or fiscal 2006 to date. Outstanding nonqualified stock options were granted at a strike price equal to the fair market value of the Company’s shares on the grant date, vest ratably over a four-year period and generally expire ten years from the grant date.

A summary of stock option activity for the six months ended March 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	10,364,866	$23.75
Granted	—	$—
Exercised	(366,372)	$22.97
Forfeited	(114,537)	$23.24
Expired	(138,581)	$26.58

Outstanding at March 31, 2006	9,745,376	$23.74

A summary of stock options outstanding and exercisable at March 31, 2006 is presented below:

	Outstanding Options				Exercisable Options
	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Term (Years)	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Reasonable price range groupings
$19.00	3,017,478	$19.00	$32,408	6.2	2,345,863	$19.00	$25,195
$23.50-$29.30	6,672,541	$25.75	26,613	7.7	5,115,245	$26.20	18,085
$32.45-$34.60	55,357	$32.72	—	6.8	29,546	$32.70	—

	9,745,376	$23.74	$59,021	7.3	7,490,654	$23.97	$43,280

The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005, based upon the average market price during the period, was approximately $1,715 and $2,214, respectively.

5. Short-Term Investments

As of March 31, 2006 and September 30, 2005, short-term investments are comprised of available-for-sale securities as follows:

	March 31, 2006		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes	$3,118	$3,107	$6,174	$6,131
Asset-backed securities	78,985	78,966	14,989	14,949
U.S. Treasuries and Agencies	2,291	2,271	7,765	7,713
Auction rate municipal bonds	90,175	90,175	30,900	30,900

Total	$174,569	$174,519	$59,828	$59,693

As of March 31, 2006, gross unrealized holding gains and losses were $1 and $51, respectively.

Based on the contractual maturities of the available-for-sale debt securities as of March 31, 2006 and September 30, 2005, the amortized cost and estimated fair market value of the securities was as follows:

	March 31, 2006		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Due in less than one year	$9,409	$9,378	$21,940	$21,846
Due after one year through five years	3,668	3,649	6,929	6,888
Due after five years through ten years	5,000	5,000	—	—
Due after ten years	156,492	156,492	30,959	30,959

Total	$174,569	$174,519	$59,828	$59,693

At March 31, 2006, the Company invested $5,000 of funds held for clients in auction rate municipal bonds which have original maturities greater than ten years. The Company’s investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates which typically reset every 28 to 35 days. All income generated from the auction rate municipal bonds is recorded as interest income. All other funds held for clients as of March 31, 2006 and September 30, 2005, consist of cash and cash equivalents.

6. Goodwill and Other Intangible Assets

Following is a summary of changes in the carrying amount of goodwill for the six months ended March 31, 2006:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2005	$448,501	$245,869	$694,370
Additions	408	—	408
Reclassification	7,680	(7,680)	—
Effect of changes in foreign exchange rates	46	(1,744)	(1,698)

Balance at March 31, 2006	$456,635	$236,445	$693,080

The addition to goodwill during the six months ended March 31, 2006 related to finalizing the opening balance sheet for an acquisition which occurred in the fourth quarter of fiscal 2005. The goodwill reclassification results from the Company’s decision to shift management oversight for an acquired business into the Outsourcing segment (Note 12).

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at March 31, 2006 and September 30, 2005:

	March 31, 2006			September 30, 2005
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$321,947	$219,152	$102,795	$310,568	$199,571	$110,997
Trademarks and tradenames	14,018	9,638	4,380	14,164	8,387	5,777
Core technology	45,253	6,844	38,409	45,241	4,434	40,807
Customer relationships	238,904	32,734	206,170	240,228	24,813	215,415

Total	$620,122	$268,368	$351,754	$610,201	$237,205	$372,996

Changes in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships since September 30, 2005 are primarily due to foreign currency exchange rate changes.

Amortization expense related to definite-lived intangible assets for the three and six months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Capitalized software	$9,738	$9,528	$20,487	$19,158
Trademarks and tradenames	678	726	1,353	1,443
Core technology	1,203	1,175	2,406	2,350
Customer relationships	4,016	4,521	8,039	8,777

Total	$15,635	$15,950	$32,285	$31,728

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

The components of net periodic pension benefit costs for the three and six months ended March 31, 2006 and 2005 include:

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs
Service cost	$2,709	$2,716	$4,920	$5,151
Interest cost	1,890	2,006	3,638	3,911
Expected return on plan assets	(1,722)	(1,747)	(3,273)	(3,477)
Loss recognized in the year	7	—	7	—
Amortization of:
Unrecognized loss	138	45	276	90

Net periodic benefit cost	$3,022	$3,020	$5,568	$5,675

The components of net periodic health benefit costs for the three and six months ended March 31, 2006 and 2005 include:

	Health Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs
Service cost	$99	$317	$198	$634
Interest cost	125	192	250	384
Amortization of:
Unrecognized prior service cost	(67)	9	(134)	18
Unrecognized loss	114	50	228	100
Transition obligation	—	32	—	64

Net periodic benefit cost	$271	$600	$542	$1,200

During the six months ended March 31, 2006, $9,962 and $6 in contributions were made by the Company to the pension plans and health benefit plan, respectively.

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

The Company is not aware of any obligations arising under third party indemnification, guarantees or related agreements that would require material payments.

9. Other (Expense) Income, Net

Other (expense) income, net consists of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Interest expense	$(5,442)	$(6,167)	$(11,241)	$(11,626)
Interest income	3,789	2,495	5,863	4,784
Gain on contribution of business	300	—	7,127	—
Other	726	888	1,410	(7)

Other (expense) income, net	$(627)	$(2,784)	$3,159	$(6,849)

In the six months ended March 31, 2006, the Company recognized a gain of $7,127 in connection with the contribution of its retirement and financial management business within Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company currently has a 28% non-controlling interest in the investee and accounts for its investment under the equity method of accounting.

10. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income as reported	$31,782	$27,163	$63,314	$61,187

Weighted-average number of shares of common stock for basic	107,156,048	114,850,491	107,080,134	116,230,426

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,386,678	939,181	1,148,601	852,813
Unexercised in-the-money stock options	1,161,437	1,367,266	1,090,375	1,309,708

Weighted-average number of shares of common stock for diluted	109,704,163	117,156,938	109,319,110	118,392,947

Earnings per share—basic	$0.30	$0.24	$0.59	$0.53

Earnings per share—diluted	$0.29	$0.23	$0.58	$0.52

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and six months ended March 31, 2006 and 2005, however the weighted-average convertible shares were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive. Warrants to acquire 200,000 shares of Class A common stock, which the Company assumed in the Exult merger, were outstanding in the three and six months ended March 31, 2006 and 2005, however the warrants were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. Of the outstanding stock options as of March 31, 2006 and 2005, 3,423,741 and 55,357 weighted average shares for each quarter and 3,482,350 and 55,797 weighted average shares for each six-month period, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Class A common stock.

11. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income	$31,782	$27,163	$63,314	$61,187
Other comprehensive income (loss):
Foreign currency translation adjustments	10,764	(5,258)	(2,957)	25,668
Unrealized gains (losses) on investments	38	15	85	(244)

Total comprehensive income	$42,584	$21,920	$60,442	$86,611

12. Segment Results

The Company has two reportable segments, Outsourcing and Consulting.

•	Outsourcing—Hewitt offers benefits outsourcing services to health and welfare (e.g. medical) plans, defined contribution (e.g. 401(k)) plans and defined benefit (e.g. pension) plans. In addition to benefits outsourcing services, Hewitt’s HR BPO services include workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, global mobility, time and attendance, accounts payable, procurement expertise and vendor management.

•	Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

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

During the first quarter of fiscal 2006, the Company completed an internal reorganization which was intended to further improve the way the Company’s business units work together, share knowledge and leverage resources. The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment and the level of unallocated shared service costs. The changes included the movement of the client development sales organization and certain business support services, financial services, research and internal communications personnel and related costs from shared services into the segments that they are now supporting on a dedicated basis. Certain shared service practices previously embedded in one segment, but which provide services across the business groups, have also been moved and integrated within our global shared service operations. Certain business units, primarily the pension administrative services businesses in Europe and Canada, were also realigned and moved into the segments where they will be managed and operated. Additionally, the Company changed the way it tracks and reports intersegment revenues. Previously, the business group with the direct client billing responsibility recognized the revenue. Now, revenues are recognized by each segment providing services and any intersegment revenues are eliminated in consolidation. These changes are reflected in the Company’s results for the three and six months ended March 31, 2006. The prior year segment results have been presented on the fiscal 2006 basis for comparative purposes.

The table below summarizes the Company’s reportable segment results, reflecting the changes of the fiscal 2006 internal reorganization in both periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Outsourcing
Revenues before reimbursements (net revenues)	$477,285	$501,228	$989,416	$1,028,612
Segment income	45,292	31,262	89,257	93,079

Consulting
Revenues before reimbursements (net revenues)	$208,014	$198,010	$403,751	$382,777
Segment income	48,951	55,923	90,768	89,790

Total Company
Revenues before reimbursements (net revenues)	$685,299	$699,238	$1,393,167	$1,411,389
Intersegment revenues	(9,146)	(5,199)	(15,967)	(8,386)
Reimbursements	19,264	15,494	37,910	30,384

Total revenues	$695,417	$709,533	$1,415,110	$1,433,387

Segment income	$94,243	$87,185	$180,025	$182,869
Charges not recorded at the Segment level –
Initial public offering restricted stock awards	3,134	4,165	7,083	8,591
Unallocated shared service costs	39,860	34,186	71,816	63,711

Operating income	$51,249	$48,834	$101,126	$110,567

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

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2006”or “fiscal 2006” means the twelve-month period that ended September 30, 2006. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. Dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in thousands of U.S. Dollars unless otherwise noted. Certain prior period amounts have been reclassified to conform to the current year presentation.

Overview

During the second quarter of fiscal 2006, we continued to focus heavily on making progress toward achieving more profitable growth, while continuing to invest in the implementation of our early stage HR BPO outsourcing contracts. We are also seeing an improved marketplace for both Consulting and Benefits Outsourcing services.

Within Outsourcing, this quarter’s segment income grew considerably despite lower net revenues primarily due to improved profitability in our Benefits Outsourcing business and lower levels of the marginally profitable third-party activities. The efforts to increase our global sourcing abilities coupled with our continued focus on overall cost management resulted in bottom line improvement. However, we continue to experience higher levels of upfront investment in our HR BPO contracts. This quarter’s results include the recognition of a $7 million loss reserve for one HR BPO contract. The recognition of this loss reserve is due to higher implementation costs as well as an increase in expected future ongoing service costs. We anticipate that as we continue to implement the new HR BPO contracts, we may experience additional operational challenges. This may introduce some short-term variability in results.

Within Benefits Outsourcing, we have seen renewed market interest in standalone Benefits Outsourcing services. We won and renewed a number of standalone Benefits Outsourcing contracts this quarter and continue to see demand in the marketplace for these services. While it is still early to predict continued strength in the demand for standalone Benefits Outsourcing services, we are encouraged by the renewed interest in recent quarters. In addition, we expect that employee benefits services will continue to be included as components of broader HR BPO contracts.

In Consulting, revenue grew across all practices and regions again this quarter. Revenue growth was particularly strong for Benefits Consulting as well as within our Talent and Organizational Consulting services area. A significant portion of the revenue growth over the past few quarters has been more discretionary and project-based in nature. Favorable market conditions and demand for our services remain strong across the regions.

This quarter, profitability was favorably impacted by our direct net revenue growth as well as ongoing cost management efforts. There were also a number of specific items that negatively impacted profitability this quarter—

•	This year, we are recognizing a higher level of performance-based compensation than in the prior year based on our performance against internal targets to date,

•	We are also recording higher levels of stock-based compensation this year due to our granting a new layer of equity awards this year and as a result of our beginning to expense previously granted stock options as a result of our adopting SFAS 123(R), Share-Based Payments, last quarter,

•	As mentioned earlier, we also recorded $7 million of expense to establish a loss reserve for one of our HR BPO contracts.

Additionally, the prior-year quarterly results include a $10 million charge related to an impairment associated with the loss of two HR BPO clients acquired in the Exult merger.

For a discussion of how these items impacted our results across the Company, please see our discussion of Consolidated and Segment results below.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended March 31, 2006 and 2005

Unaudited

	Three Months Ended March 31,		% Change	% of Net Revenues
(in thousands)	2006	2005		2006	2005
Revenues:
Net revenues (1)	$676,153	$694,039	(2.6)%	100.0%	100.0%
Reimbursements	19,264	15,494	24.3%	2.8	2.2

Total revenues	695,417	709,533	(2.0)%	102.8	102.2

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	434,679	405,809	7.1%	64.3	58.5
Initial public offering restricted stock awards	3,134	4,165	(24.8)%	0.5	0.6
Reimbursable expenses	19,264	15,494	24.3%	2.8	2.2
Other operating expenses (1)	149,823	190,552	(21.4)%	22.2	27.5
Selling, general and administrative expenses	37,268	44,679	(16.6)%	5.4	6.4

Total operating expenses	644,168	660,699	(2.5)%	95.2	95.2

Operating income	51,249	48,834	4.9%	7.6	7.0

Other (expense) income, net	(627)	(2,784)	(77.5)%	(0.1)	(0.4)

Income before income taxes	50,622	46,050	9.9%	7.5	6.6

Provision for income taxes	18,840	18,887	(0.2)%	2.8	2.7

Net income	$31,782	$27,163	17.0%	4.7%	3.9%

(1)	Net revenues include $27,598 and $55,513 of third party supplier revenues for the three months ended March 31, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The decrease in net revenues was primarily driven by a significant decline in third party supplier revenues resulting from the termination of an Outsourcing client contract in the prior year. Net revenues, excluding the third party supplier revenues and after adjusting for foreign currency translation losses of approximately $8 million and the net effects of acquisitions and dispositions of $3 million, increased 2.2% as compared to the prior-year quarter. The increase was primarily driven by revenue growth in the Consulting segment. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses include all personnel, supplemental staffing and related expenses. The increase over prior year primarily relates to $18 million higher performance-based compensation, $11 million of additional stock-based compensation, including $8 million related to the fiscal 2006 grant of restricted stock and $3 million related to the expensing of stock options under SFAS 123(R) and the $7 million expense this quarter related to the anticipated loss on an HR BPO contract. These items were offset in part by the deferral of higher levels of compensation and related expenses in the current year attributable to our growing the HR BPO business and savings associated with previous restructuring activities and benefit changes.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $108 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through March 31, 2006. We expect to recognize the remaining $3 million of compensation expense related to these awards next quarter, when the grants fully vest on June 27, 2006.

Other Operating Expenses

Other operating expenses include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs. The decrease in other operating expenses is primarily driven by a significant decrease in the third party supplier costs due to the terminated client contract in the prior year. Additionally, after deferrals of implementation and other deferred contract costs related to new Outsourcing contracts, there was a lower level of outside client service delivery costs incurred in the current-year second quarter than in the prior-year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include promotion and marketing costs, corporate professional services, provisions for doubtful accounts, amortization of intangible assets and other general office expenses. The prior year SG&A expense includes an impairment charge of approximately $10 million resulting from the termination of two client contracts. Excluding this item, SG&A expenses as a percentage of net revenue increased by half a percent over the prior-year quarter.

Other (Expense) Income, Net

Other (expense) income, net includes interest expense, interest income, equity earnings on unconsolidated investments and other non-operating gains or losses. The decrease in other expenses, net was primarily due to an increase in interest income on investments as well as lower interest expense this quarter than in the prior-year quarter.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 37.2% for the three months ended March 31, 2006, as compared to 41.0% in the prior-year quarter. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. The lower effective tax rate for fiscal 2006 is due to a combination of these factors. The Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

Six Months Ended March 31, 2006 and 2005

Unaudited

	Six Months Ended March 31,		% Change	% of Net Revenues
(in thousands)	2006	2005		2006	2005
Revenues:
Net revenues (1)	$1,377,200	$1,403,003	(1.8)%	100.0%	100.0%
Reimbursements	37,910	30,384	24.8%	2.8	2.2

Total revenues	1,415,110	1,433,387	(1.3)%	102.8	102.2

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	868,172	826,154	5.1%	63.0	58.9
Initial public offering restricted stock awards	7,083	8,591	(17.6)%	0.5	0.6
Reimbursable expenses	37,910	30,384	24.8%	2.8	2.2
Other operating expenses (1)	328,103	374,761	(12.5)%	23.8	26.7
Selling, general and administrative expenses	72,716	82,930	(12.3)%	5.4	5.9

Total operating expenses	1,313,984	1,322,820	(0.7)%	95.5	94.3

Operating income	101,126	110,567	(8.5)%	7.3	7.9

Other income (expense), net	3,159	(6,849)	(146.1)%	0.3	(0.5)

Income before income taxes	104,285	103,718	0.5%	7.6	7.4

Provision for income taxes	40,971	42,531	(3.7)%	3.0	3.0

Net income	$63,314	$61,187	3.5%	4.6%	4.4%

(1)	Net revenues include $69,424 and $112,927 of third party supplier revenues for the six months ended March 31, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The decrease in net revenues was primarily driven by a significant decline in third party supplier revenues resulting from the termination of an Outsourcing client contract in the prior year. Net revenues, excluding the third party supplier revenues and after adjusting for foreign currency translation losses of approximately $14 million and the net effects of acquisitions and dispositions of approximately $4 million, increased 2.0% as compared to the prior-year six-month period. The increase was primarily driven by revenue growth in the Consulting segment.

Compensation and Related Expenses

The increase over prior year primarily relates to $24 million of additional stock-based compensation, including $17 million related to the fiscal 2006 grant of restricted stock and $7 million related to the expensing of stock options under SFAS 123 (R) and $10 million of higher performance-based compensation. The current year expense also includes approximately $11 million of previously deferred implementation costs recognized due to a client’s intention to terminate an existing contract and $7 million related to severance costs. This increase was partially offset by the deferral of higher levels of compensation and related expenses.

Other Operating Expenses

The decrease in other operating expenses is primarily driven by a significant decrease in the third party supplier costs due to the terminated client contract in the prior year. Additionally, after deferrals of implementation and other deferred contract costs related to new Outsourcing contracts, there was a lower level of outside client service delivery costs incurred in the current-year than in the prior-year six-months.

Selling, General and Administrative Expenses

The decrease in SG&A expenses is primarily due to the recognition of an impairment charge of approximately $10 million in the prior year related to customer relationship intangible assets.

Other Income (Expense), Net

This year, we recognized a gain of $7 million in connection with a contribution of our German retirement and financial management business in exchange for an increased investment in a German actuarial business. This gain as well as increased investment income accounted for the majority of the year-over-year increase in other income, net.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 39.3% for the six months ended March 31, 2006, as compared to 41.0% for the comparable prior-year period. The lower effective tax rate for fiscal 2006 is due to a combination of factors such as changes in forecasted annual operating income; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary.

Segment Results

During the first quarter of fiscal 2006, we completed an internal reorganization which did not change our reportable segments, but did impact the revenues and income reported within each segment and the level of unallocated shared service costs. Additionally, we began to record intersegment revenues for work performed on behalf of another segment. All of these changes are reflected in both the results for the current and prior-year periods. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Three Months Ended March 31, 2006 and 2005

Unaudited

	Three Months Ended March 31,		% Change
(in thousands)	2006	2005
Outsourcing
Revenues before reimbursements (net revenues) (1)	$477,285	$501,228	(4.8)%
Segment income	45,292	31,262	44.9%
Segment income as a percentage of segment net revenues	9.5%	6.2%

Consulting
Revenues before reimbursements (net revenues)	$208,014	$198,010	5.1%
Segment income	48,951	55,923	(12.5)%
Segment income as a percentage of segment net revenues	23.5%	28.2%

Total Company
Revenues before reimbursements (net revenues) (1)	$685,299	$699,238	(2.0)%
Intersegment revenues	(9,146)	(5,199)	75.9%
Reimbursements	19,264	15,494	24.3%

Total revenues	$695,417	$709,533	(2.0)%

Segment income	$94,243	$87,185	8.1%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	3,134	4,165	(24.8)%
Unallocated shared service costs	39,860	34,186	16.6%

Operating income	$51,249	$48,834	4.9%

(1)	Outsourcing net revenues include $27,598 and $55,513 of third party supplier revenues for the three months ended March 31, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

The decrease in net revenues was primarily due to a significant decline in third party supplier revenues resulting from the loss of a HR BPO client in the prior year. Excluding third party supplier revenues and foreign currency translation losses of approximately $2 million and the effect of acquisitions of approximately $4 million, net revenues increased 0.5%. Growth in the HR BPO business, driven by increased services to new and existing clients, was offset by a decline in the Benefits Outsourcing business resulting from the deferral of revenue related to an existing Benefits Outsourcing client that recently expanded its relationship with the Company to include a broader range of bundled HR services.

Outsourcing segment income as a percentage of Outsourcing net revenues increased to 9.5% in the three months ended March 31, 2006, compared to 6.2% in the comparable prior-year quarter. A number of items impacted year-over-year profitability this quarter including a $10 million customer relationship intangible asset impairment charge in the prior year, cost savings resulting from global sourcing, discretionary benefit changes and previous restructuring activities and a significant reduction in marginally profitable third party supplier revenue and related expenses this year. These improvements were partially offset by approximately $7 million of higher performance-based compensation and $4 million of additional stock-based compensation this quarter related to the fiscal 2006 grant of restricted stock awards and the expensing of stock options under SFAS 123(R), and a $7 million expense for the anticipated loss on one of the HR BPO contracts this quarter. Deferred contract revenues were generally offset by deferred contract costs, having a minimal unfavorable impact on segment income on a year-over-year basis.

Consulting

Consulting net revenues increased by 5.1% during the three months ended March 31, 2006 as compared to the comparable prior-year quarter. Adjusting for foreign currency translation losses of approximately $6 million and the net effects of acquisitions and dispositions of approximately $1 million, Consulting net revenues increased 8.2%. The majority of the increase was driven by Benefits Consulting due to higher actuarial services as well as continuing increased demand for Talent and Organizational Consulting services, particularly in compensation consulting, corporate restructuring and change services and talent advisory services.

Consulting segment income as a percentage of Consulting net revenues decreased primarily due to $9 million in higher performance based compensation and $5 million of additional stock-based compensation this quarter related to the fiscal 2006 grant of restricted stock awards and the expensing of stock options under SFAS 123(R), partially offset by increased revenues and lower costs associated with previous restructuring activities in the prior fiscal year.

Six Months Ended March 31, 2006 and 2005

Unaudited

	Six Months Ended March 31,		% Change
(in thousands)	2006	2005
Outsourcing
Revenues before reimbursements (net revenues) (1)	$989,416	$1,028,612	(3.8)%
Segment income	89,257	93,079	(4.1)%
Segment income as a percentage of segment net revenues	9.0%	9.0%

Consulting
Revenues before reimbursements (net revenues)	$403,751	$382,777	5.5%
Segment income	90,768	89,790	1.1%
Segment income as a percentage of segment net revenues	22.5%	23.5%

Total Company
Revenues before reimbursements (net revenues) (1)	$1,393,167	$1,411,389	(1.3)%
Intersegment revenues	(15,967)	(8,386)	90.4%
Reimbursements	37,910	30,384	24.8%

Total revenues	$1,415,110	$1,433,387	(1.3)%

Segment income	$180,025	$182,869	(1.6)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	7,083	8,591	(17.6)%
Unallocated shared service costs	71,816	63,711	12.7%

Operating income	$101,126	$110,567	(8.5)%

(1)	Outsourcing net revenues include $69,424 and $112,927 of third party supplier revenues for the six months ended March 31, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

The decrease in net revenues as compared to the prior year was primarily due to a significant decrease in third party supplier revenues resulting from the loss of a HR BPO client in the prior year. Excluding third party supplier revenues, and the effects of acquisitions of approximately $6 million and foreign currency translation losses of approximately $4 million, Outsourcing net revenues were flat. Increases from new HR BPO client services this year and increases in Benefits Outsourcing revenues and one-time project revenues in the first quarter, were offset by a decline in direct revenues related to the loss of the HR BPO client in the prior year and a significant deferral of Benefits Outsourcing revenue until next quarter when additional HR BPO services will be provided and as a result of an expanded services contract with a client.

Outsourcing segment income as a percentage of Outsourcing net revenues was 9.0% for both the six months ended March 31, 2006 and 2005. While margins were flat, a number of items increased profitability this year including cost savings resulting from global sourcing, discretionary benefit changes and previous restructuring activities, a $10 million customer relationship intangible asset impairment charge in the prior year, and a significant reduction in marginally profitable third party supplier revenue and related expenses this year. These improvements were offset by approximately $5 million of higher performance-based compensation, an $11 million charge of previously deferred implementation costs related to a client contract termination in the first quarter, $8 million of stock-based compensation related to the fiscal 2006 grant of restricted stock awards and the expensing of stock options under SFAS 123(R) and $7 million of severance expense recognized in the first quarter. Deferred contract costs were largely offset by deferred contract revenues, having a minimal favorable impact on segment income on a year-over-year basis.

Consulting

Consulting net revenues increased by 5.5% during the six months ended March 31, 2006 as compared to the comparable prior-year quarter. Adjusting for foreign currency translation losses of approximately $10 million and the net effects of acquisitions and dispositions of approximately $2 million, Consulting net revenues increased 8.5%. The majority of the increase was driven by Benefits Consulting due to higher actuarial consulting and healthcare consulting (including specific projects related to the new Medicare regulations earlier in the year) and increased demand for Talent and Organizational Consulting services, particularly compensation consulting, corporate restructuring and change services and talent advisory services.

Consulting segment income as a percentage of Consulting net revenues decreased due to the recognition of $10 million of additional stock-based compensation this year related to the fiscal 2006 grant of restricted stock awards and the expensing of stock options under SFAS 123(R) and $6 million of higher performance based compensation in the current year, partially offset by increased revenues and lower costs associated with previous restructuring activities in the prior fiscal year.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the first quarter of 2006, the Company changed its accounting policy for stock-based compensation upon adopting SFAS No. 123(R), Share Based Payments. Please refer to Note 4 for a description of the Company’s new stock-based compensation accounting policy.

Liquidity and Capital Resources

We generally fund our working capital requirements with internally generated funds and from time to time, short-term borrowings. Historically, we also have secured financing from credit facilities and term notes. Our initial public offering in June 2002 enhanced our ability to access public market financing to fund new investments and acquisitions, as well as to meet ongoing and future capital resource needs.

Summary of Cash Flows

(in thousands)

	Six Months Ended March 31,
	2006	2005
Cash provided by operating activities	$199,296	$108,458
Cash (used in) provided by investing activities	(164,170)	174,755
Cash used in financing activities	(6,311)	(336,510)
Effect of exchange rates on cash	(164)	1,679

Net increase (decrease) in cash and cash equivalents	28,651	(51,618)
Cash and cash equivalents at beginning of period	157,928	124,681

Cash and cash equivalents at end of period	$186,579	$73,063

Working capital, defined as current assets less current liabilities increased $133 million to $433 million at March 31, 2006 primarily due to higher levels of cash and cash equivalents and short-term investments.

The increase in cash provided by operating activities was primarily due to a lower level of performance-based compensation that we paid this year for prior-year results than we paid in the prior year, a higher level of cash received in advance of services provided, including receipt of $50 million of contract prepayments from one specific client this year, as well as cash received in connection with deferred contract revenues, and receipt of a $25 million tax refund this quarter. The increase was partially offset by lower levels of cash collected on accounts receivable than at this time last year and a higher level of investments in implementing new HR BPO client contracts.

The increase in cash used in investing activities results from approximately $420 million of proceeds received from the sale of short-term investments in the prior year to primarily fund the Company’s share repurchases in 2005. Absent this item, cash used in investing activities decreased in the current year primarily due to lower software development costs as well as lower capital expenditures, primarily on computer equipment this year.

The decrease in cash used in financing activities was primarily due to the higher share repurchases in the prior year as a result of the Company’s share repurchase program and tender offer in the first half of 2005, offset in part by higher net repayments of short-term borrowings and other debt in the current year.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the period ended March 31, 2006.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2005. Such important factors include:

•	The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively our revenues and profit margins will be adversely affected

•	A significant or prolonged economic downturn could have a material adverse effect on our revenues and profit margin

•	The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations and the inability to maintain our prices

•	We might not be able to achieve the cost savings required to sustain and increase our profit margins

•	Our accounting for long-term contracts requires using estimates and projections that may change over time; such changes may have a significant or adverse effect on our reported results of operations or consolidated balance sheet

•	The loss of a significantly large client or several clients could have a material adverse effect on our revenues and profitability

•	We may have difficulty integrating or managing acquired businesses, which may harm our financial results or reputation in the marketplace

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services or increase our costs

•	If we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, our business could suffer

•	Our business will be negatively affected if we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past

•	If our clients or third parties are not satisfied with our services, we may face damage to our professional reputation or legal liability

•	We depend on our employees; the inability to attract new talent or the loss of key employees could damage or result in the loss of client relationships and adversely affect our business

•	Our global operations and expansion strategy pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address

•	The demand for Benefits Outsourcing services and/or Human Resources Business Process Outsourcing services may not grow at rates we anticipate

•	If we fail to establish and maintain alliances for developing, marketing and delivering our services, our ability to increase our revenues and profitability may suffer

•	We rely on third parties to provide services and their failure to perform the service could do harm to our business

•	We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others

•	We rely on our computing and communications infrastructure and the integrity of these systems, and our revenue growth depends, in part, on our ability to use the Internet as a means of delivering human resources services

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in volatility of our stock price

•	Our initial stockholders, many of whom are employees, continue to hold a high percentage of our outstanding stock and their interests may differ from those of other stockholders

•	Our stock price may decline due to the large number of shares of common stock held by employees eligible for future sale

•	Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interest

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of March 31, 2006, there have been no material changes in our market risk from September 30, 2005. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Changes in Internal Control Over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are routinely subject to audits, actions related to employment, benefits, contracts and other matters, and inquiries by governmental and regulatory agencies. We are not engaged in any legal proceedings that we expect to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Stockholders was held on February 1, 2006. There were present at the meeting, either in person or by proxy, holders of 105,892,455 shares of common stock. The following persons were elected to the Company’s Board of Directors as Class I directors to hold office until the expiration of their terms in 2009. The votes cast for each Director were as follows:

Nominee	For	Withheld
Bryan J. Doyle	105,500,054	392,401
Julie S. Gordon	105,613,480	278,975
Michele M. Hunt	89,398,557	16,493,898
Cary D. McMillan	105,569,611	322,844

In addition to the Directors listed above, Directors who are continuing in their term of office are: Steven A. Denning, Michael E. Geenlees, James P. Kelly, Steven P. Stanbrook, Cheryl A. Francis, Dale L. Gifford and Thomas J. Neff.

The results of the other matter voted upon at the Annual Meeting were as follows—ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending on September 30, 2006. For – 105,173,322, Against – 650,618, Abstained – 68,515.

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

ITEMS 1A, 2, 3 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: May 4, 2006	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)