Form 10-Q
period 2006-06-30
HEWITT ASSOCIATES INC
filed 2006-08-14
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31351

HEWITT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0851756
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, Illinois	60069
(Address of principal executive offices)	(Zip Code)

847-295-5000

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at June 30, 2006
Class A Common Stock - $0.01 par value	72,867,705
Class B Common Stock - $0.01 par value	34,852,437
Class C Common Stock - $0.01 par value	2,892,943

110,613,085

HEWITT ASSOCIATES, INC.

Form 10-Q

for the period ended

June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$153,260	$157,928
Short-term investments	263,680	59,693
Client receivables and unbilled work in process, less allowances of $25,052 and $23,922 at June 30, 2006 and September 30, 2005, respectively	581,747	595,691
Prepaid expenses and other current assets	63,371	83,762
Funds held for clients	98,515	97,907
Deferred income taxes, net	34,559	5,902

Total current assets	1,195,132	1,000,883

Non-Current Assets:
Deferred contract costs	261,250	253,505
Property and equipment, net	291,015	302,875
Other intangible assets, net	347,132	372,996
Goodwill	534,636	694,370
Other non-current assets, net	32,854	32,711

Total non-current assets	1,466,887	1,656,457

Total Assets	$2,662,019	$2,657,340

LIABILITIES

Current Liabilities:
Accounts payable	$28,802	$57,412
Accrued expenses	162,916	165,632
Funds held for clients	98,515	97,907
Advanced billings to clients	186,233	156,257
Accrued compensation and benefits	209,227	171,486
Short-term debt	34,528	21,858
Current portion of long-term debt and capital lease obligations	31,766	30,066

Total current liabilities	751,987	700,618

Non-Current Liabilities:
Deferred contract revenues	173,600	140,474
Debt and capital lease obligations, less current portion	256,001	287,149
Other non-current liabilities	156,747	156,859
Deferred income taxes, net	101,417	60,883

Total non-current liabilities	687,765	645,365

Total Liabilities	$1,439,752	$1,345,983

Commitments and Contingencies

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	June 30, 2006	September 30, 2005
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 86,790,431 and 72,970,960 shares issued, 72,867,705 and 59,456,565 shares outstanding, as of June 30, 2006 and September 30, 2005, respectively	$868	$730
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 34,852,437 and 45,181,849 shares issued and outstanding, as of June 30, 2006 and September 30, 2005, respectively	349	452
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 2,892,943 and 3,540,461 shares issued and outstanding as of June 30, 2006 and September 30, 2005, respectively	29	35
Restricted stock units, 98,967 units issued and outstanding, as of September 30, 2005	—	2,035
Additional paid-in capital	1,361,881	1,315,119
Cost of common stock in treasury, 13,922,726 and 13,514,395 shares of Class A common stock as of June 30, 2006 and September 30, 2005, respectively	(397,154)	(388,638)
Retained earnings	190,229	329,162
Unearned compensation	—	(17,326)
Accumulated other comprehensive income, net	66,065	69,788

Total stockholders’ equity	1,222,267	1,311,357

Total Liabilities and Stockholders’ Equity	$2,662,019	$2,657,340

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Revenues before reimbursements (net revenues)	$698,174	$709,489	$2,075,375	$2,112,492
Reimbursements	16,271	12,808	54,181	43,191

Total revenues	714,445	722,297	2,129,556	2,155,683

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	478,823	411,034	1,328,822	1,237,188
Goodwill and asset impairment	236,692	—	257,229	9,569
Initial public offering restricted stock awards	1,822	4,134	8,905	12,725
Reimbursable expenses	16,271	12,808	54,181	43,191
Other operating expenses	150,187	193,599	476,293	568,360
Selling, general and administrative expenses	38,274	44,698	110,624	118,059

Total operating expenses	922,069	666,273	2,236,054	1,989,092

Operating (loss) income	(207,624)	56,024	(106,498)	166,591

Other income (expense), net	200	(2,882)	3,359	(9,730)

(Loss) income before income taxes	(207,424)	53,142	(103,139)	156,861

Income tax (benefit) provision	(5,177)	20,139	35,794	62,670

Net (loss) income	$(202,247)	$33,003	$(138,933)	$94,191

(Loss) earnings per share:
Basic	$(1.88)	$0.31	$(1.30)	$0.83
Diluted	$(1.88)	$0.31	$(1.30)	$0.82

Weighted average shares:
Basic	107,550,367	106,138,164	107,236,878	112,866,338
Diluted	107,550,367	107,595,757	107,236,878	114,793,884

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(138,933)	$94,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,520	111,084
Amortization of premiums and discounts on financial instruments	1,025	1,290
Goodwill and asset impairment	257,229	9,569
Stock-based compensation	49,797	21,528
Deferred income taxes	(14,771)	548
Gain on contribution of business	(7,127)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	25,566	30,040
Prepaid expenses and other current assets	30,425	13,153
Deferred contract costs	(84,488)	(52,677)
Other assets	(2,039)	(3,469)
Accounts payable	(28,890)	(873)
Accrued compensation and benefits	37,519	(86,369)
Accrued expenses	(7,499)	24,192
Advanced billings to clients	28,899	10,919
Deferred contract revenues	32,719	(4,652)
Other non-current liabilities	(1,066)	20,356

Net cash provided by operating activities	288,886	188,830

Cash flows from investing activities:
Purchases of short-term investments	(284,365)	(183,892)
Proceeds from sales of short-term investments	80,404	436,802
Additions to property and equipment and intangible assets	(77,939)	(109,455)
Cash paid for acquisitions, net of cash received	(1,400)	4,683

Net cash (used in) provided by investing activities	(283,300)	148,138

Cash flows from financing activities:
Proceeds from the exercise of stock options	13,992	3,505
Short-term borrowings	98,444	96,674
Repayments of short-term borrowings, capital leases and long-term debt	(117,062)	(98,153)
Purchase of Class A common shares for treasury	(8,516)	(374,639)

Net cash used in financing activities	(13,142)	(372,613)

Effect of exchange rate changes on cash and cash equivalents	2,888	(210)

Net decrease in cash and cash equivalents	(4,668)	(35,855)

Cash and cash equivalents, beginning of period	157,928	124,681

Cash and cash equivalents, end of period	$153,260	$88,826

Supplementary disclosure of cash paid during the period:
Interest paid	$16,929	$16,913
Income taxes paid	$24,289	$28,896

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2006, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Recognition of Contract Losses

Contract losses on Outsourcing or Consulting arrangements are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and certain indirect costs, including any remaining deferred contract costs, exceed the estimated total revenues that will be generated by the contract. When a loss is identified, it is first recorded as an impairment of deferred contract costs related to the specific contract, if applicable, with the remaining amount recorded as a loss reserve. Estimates are monitored during the term of the contract and any changes to the estimates are recorded in the period the change is identified and may result in either an additional increase or decrease to the loss reserve.

During the third quarter of fiscal 2006, the Company recorded a $69,801 pre-tax non-cash charge related to certain Outsourcing contracts resulting from higher than expected implementation and future ongoing costs to be incurred over the life of the contract. This charge was reflected as a $57,636 impairment of deferred contract costs included in the accompanying consolidated statements of operations as an asset impairment and a $12,165 loss reserve provision included in compensation and related expenses. Prior to the third quarter, asset impairment charges of $20,170 were recognized on certain contracts due to a client’s intention to terminate an existing contract in the first quarter and a loss provision recorded in the second quarter.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

3. Restructuring Activities

The following table summarizes the activity in the restructuring reserves for the nine-month period ended June 30, 2006:

	October 1, 2005	Additions	Payments	June 30, 2006
Outsourcing (1)	$—	$7,303	$(6,787)	$516
Client development group (2)	2,901	—	(2,901)	—
Exult merger (3)	6,215	182	(1,353)	5,044

Total	$9,116	$7,485	$(11,041)	$5,560

(1)	In the first quarter of fiscal 2006, the Company recorded a $7,303 severance charge in compensation and related expenses related to select staffing reductions within the Outsourcing segment. All restructuring actions were substantially complete as of June 30, 2006. The remaining reserve will be paid out in the fourth quarter.
(2)	During the third quarter of fiscal 2005, the Company recorded a $9,383 severance charge in connection with the realignment of its client development sales organization. This amount has been paid out.
(3)	In connection with the Exult merger on October 1, 2004, the Company recorded a $13,721 liability for costs associated with a lease termination, employee severance and relocations. These costs were recorded as a component of the purchase price. Additions to the restructuring reserve relate to the recognition of interest expense as we accrete the discounted lease termination obligation to reflect its current value each period. The remaining severance and lease termination costs are expected to be paid by August 2006 and October 2011, respectively.

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

During the three and nine months ended June 30, 2006, the Company recorded pretax compensation expense of $2,946 and $9,495, respectively, related to the expensing of the Company’s non-qualified stock options. For the nine months ended June 30, 2006, the excess tax benefits of $1,025 were reflected as a cash flow from financing activities in the consolidated statement of cash flows. The total compensation cost related to non-vested restricted stock and stock option awards not yet recognized as of June 30, 2006 was approximately $49,644, which is expected to be recognized over a weighted average of 2.3 years.

Results for fiscal 2005 have not been restated to reflect the adoption of SFAS 123(R). Had compensation expense for the Company’s stock options been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, and applying the Black Scholes valuation method, net income and earnings per share for the three and nine months ended June 30, 2005 would have been as follows:

	Three Months	Nine Months
Net income:
As reported	$33,003	$94,191
Reported stock-based compensation expense, net of tax	4,074	12,917
Pro forma stock-based compensation expense, net of tax	(21,827)	(37,587)

Pro forma net income	$15,250	$69,521

Net income per share – basic:
As reported	$0.31	$0.83

Pro forma	$0.14	$0.62

Net income per share – diluted:
As reported	$0.31	$0.82

Pro forma	$0.14	$0.61

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of June 30, 2006, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of June 30, 2006, there were 5,911,666 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On October 3, 2005, the Company granted 2,282,190 shares of restricted stock and restricted stock units at a price of $27.59, which vest from two to four years. During the nine months ended June 30, 2006, an additional 304,920 shares of restricted stock and restricted stock units were granted at a weighted average price of $26.13. Included in the current year grants were 186,111 restricted stock awards which vest upon meeting certain financial performance conditions as of September 30, 2008.

In connection with its initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and fully vested during the current quarter.

Stock Options

The Company did not grant any stock options during fiscal 2005 or fiscal 2006 through June 30, 2006. Outstanding nonqualified stock options were granted at a strike price equal to the fair market value of the Company’s shares on the grant date, vest ratably over a four-year period and generally expire ten years from the grant date.

A summary of stock option activity for the nine months ended June 30, 2006 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	10,364,866	$23.75
Granted	—	$—
Exercised	(566,206)	$22.90
Forfeited	(129,108)	$24.27
Expired	(164,856)	$26.57

Outstanding at June 30, 2006	9,504,696	$23.74

A summary of stock options outstanding and exercisable at June 30, 2006 is presented below:

	Outstanding Options				Exercisable Options
	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Term (Years)	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Reasonable price range groupings
$19.00	2,939,169	$19.00	$10,228	6.0	2,937,994	$19.00	$10,224
$19.01-$30.00	6,510,170	$25.74	—	7.5	5,024,267	$26.18	—
$30.01-$35.00	55,357	$32.72	—	6.6	30,478	$32.69	—

	9,504,696	$23.74	$10,228	7.0	7,992,739	$23.57	$10,224

The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005, based upon the average market price during the period, was approximately $3,111 and $1,445, respectively.

5. Short-Term Investments

As of June 30, 2006, short-term investments are comprised of available-for-sale securities as follows:

	June 30, 2006		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes	$2,507	$2,504	$6,174	$6,131
Asset-backed securities	3,407	3,394	14,989	14,949
U.S. Treasuries and Agencies	2,294	2,282	7,765	7,713
Auction rate municipal bonds	255,500	255,500	30,900	30,900

Total	$263,708	$263,680	$59,828	$59,693

Based on the contractual maturities of the available-for-sale debt securities as of June 30, 2006 and September 30, 2005, the amortized cost and estimated fair market value of the securities were as follows:

	June 30, 2006		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Due in less than one year	$4,801	$4,786	$21,940	$21,846
Due after one year through five years	6,907	6,894	6,929	6,888
Due after five years through ten years	5,000	5,000	—	—
Due after ten years	247,000	247,000	30,959	30,959

Total	$263,708	$263,680	$59,828	$59,693

As of June 30, 2006, gross unrealized holding gains and losses were $1 and $29, respectively.

The following represents the gross unrealized losses and the related fair value of the investments available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006:

	12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Short-term investments:
Corporate notes	$(4)	$1,503	$(4)	$1,503
Asset-backed securities	(13)	1,894	(13)	1,894
U.S. Treasuries and Agencies	(12)	2,282	(12)	2,282

Total	$(29)	$5,679	$(29)	$5,679

Management does not believe any individual unrealized losses as of June 30, 2006 represent an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Company currently has both the intent and the ability to hold the securities for the time necessary to recover the amortized cost.

At June 30, 2006, the Company invested $4,900 of funds held for clients in auction rate municipal bonds which have original maturities greater than ten years. The Company’s investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates which typically reset every 28 to 35 days. All income generated from the auction rate municipal bonds is recorded as interest income. All other funds held for clients as of June 30, 2006 and September 30, 2005, consist of cash and cash equivalents.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2006 were as follows:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2005	$448,501	$245,869	$694,370
Additions	408	—	408
Impairment	(172,000)	—	(172,000)
Adjustments and reclassifications	5,029	(7,680)	(2,651)
Effect of exchange rate changes	3,880	10,629	14,509

Balance at June 30, 2006	$285,818	$248,818	$534,636

The additions to goodwill during the nine months ended June 30, 2006 primarily related to the finalization of the opening balance sheet for an acquisition within the Outsourcing segment which occurred in the fourth quarter of fiscal 2005. The adjustments and reclassifications to goodwill related to the increase of deferred tax assets associated with an acquisition (Note 12) and the Company’s decision to shift management oversight for an acquired business into the Outsourcing segment (Note 13).

During the third quarter the Company performed an impairment review of goodwill allocated to its HR BPO business within the Outsourcing segment. This review was triggered by lower than expected performance of some of the Company’s HR BPO contracts. This review resulted in a charge of $172,000 recorded as a component of operating results in the accompanying consolidated statements of operations. The impairment charge is non-cash in nature. The Company engaged a third-party appraisal firm to assist in determining the fair value of the reporting unit, in part based on estimates of future cash flows developed by management. In order to determine the amount of goodwill impairment, the Company also used the outside appraisal firm to assist in valuing the significant intangible assets of the reporting unit.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at June 30, 2006 and September 30, 2005:

	June 30, 2006			September 30, 2005
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$328,909	$229,539	$99,370	$310,568	$199,571	$110,997
Trademarks and tradenames	14,635	10,797	3,838	14,164	8,387	5,777
Core technology	45,313	8,065	37,248	45,241	4,434	40,807
Customer relationships	244,248	37,572	206,676	240,228	24,813	215,415

Total	$633,105	$285,973	$347,132	$610,201	$237,205	$372,996

During the year, the Company also evaluated certain intangible assets for impairment. Through June 30, 2006, $7,423 of non-cash charges are reflected as asset impairments in the accompanying consolidated statements of operations and are reflected as a decrease to the gross carrying value of the asset. The impairment charges are primarily due to lower than expected utilization of a certain asset as well as changes in customer contract provisions. Fair value was estimated using estimated discounted future cash flows.

Amortization expense related to definite-lived intangible assets for the three and nine months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Capitalized software	$9,889	$9,643	$30,376	$28,800
Trademarks and tradenames	682	709	2,035	2,153
Core technology	1,208	1,175	3,614	3,525
Customer relationships	4,035	4,402	12,074	13,179

Total	$15,814	$15,929	$48,099	$47,657

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

The components of net periodic pension benefit costs for the three and nine months ended June 30, 2006 and 2005 include:

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs
Service cost	$2,615	$2,659	$7,534	$7,576
Interest cost	1,891	1,986	5,533	5,876
Expected return on plan assets	(1,695)	(1,748)	(4,970)	(5,313)
Loss recognized in the year	5	—	14	—
Amortization of:
Unrecognized loss	144	45	420	135

Net periodic benefit cost	$2,960	$2,942	$8,531	$8,274

The components of net periodic health benefit costs for the three and nine months ended June 30, 2006 and 2005 include:

	Health Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs
Service cost	$99	$317	$297	$951
Interest cost	125	192	375	576
Amortization of:
Unrecognized prior service cost	(67)	9	(201)	27
Unrecognized loss	114	50	342	150
Transition obligation	—	32	—	96

Net periodic benefit cost	$271	$600	$813	$1,800

During the nine months ended June 30, 2006, $11,946 and $25 in contributions were made by the Company to the pension plans and health benefit plan, respectively.

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

9. Other Income (Expense), Net

Other income (expense), net consists of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Interest expense	$(5,424)	$(5,738)	$(16,665)	$(17,364)
Interest income	4,974	2,110	10,837	6,894
Gain on contribution of business	—	—	7,127	—
Other	650	746	2,060	740

Other income (expense), net	$200	$(2,882)	$3,359	$(9,730)

In the nine months ended June 30, 2006, the Company recognized a gain of $7,127 in connection with the contribution of its retirement and financial management business within Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company currently has a 28% non-controlling interest in the investee and accounts for its investment under the equity method of accounting.

10. (Loss) Earnings Per Share

Basic and diluted (loss) earnings per share are calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income as reported	$(202,247)	$33,003	$(138,933)	$94,191

Weighted-average number of shares of common stock for basic	107,550,367	106,138,164	107,236,878	112,866,338

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	—	740,272	—	815,300
Unexercised in-the-money stock options	—	717,321	—	1,112,246

Weighted-average number of shares of common stock for diluted	107,550,367	107,595,757	107,236,878	114,793,884

(Loss) earnings per share—basic	$(1.88)	$0.31	$(1.30)	$0.83

(Loss) earnings per share—diluted	$(1.88)	$0.31	$(1.30)	$0.82

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and nine months ended June 30, 2006 and 2005, however the weighted-average convertible shares were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive. Warrants to acquire 200,000 shares of Class A common stock, which the Company assumed in the Exult merger, were outstanding in the three and nine months ended June 30, 2006 and 2005, however the warrants were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. Of the outstanding stock options as of June 30, 2006 and 2005, 9,625,036 and 3,668,428 weighted average shares for each quarter, respectively, and 9,925,378 and 1,260,007 weighted average shares for each nine-month period, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Class A common stock.

11. Other Comprehensive (Loss) Income, Net

The following table presents the after-tax components of the Company’s other comprehensive (loss) income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(202,247)	$33,003	$(138,933)	$94,191
Other comprehensive income (loss):
Foreign currency translation adjustments	(873)	(20,813)	(3,830)	4,855
Unrealized gains (losses) on investments	22	(38)	107	(282)

Total comprehensive (loss) income, net	$(203,098)	$12,152	$(142,656)	$98,764

12. Income Taxes

The effective income tax rate for the three months ended June 30, 2006 was (2.5)% compared to the prior-year quarter rate of 37.9%. The current quarter’s effective rate was impacted by a number of discrete items including a non-deductible goodwill impairment charge, the reversal of certain tax contingencies upon the closing of tax audits for certain tax periods as well as establishing a valuation allowance against the deferred tax assets related to certain foreign entities. The impact of these discrete items was to reduce the rate by a net 36.5%. In addition, in the third quarter, the Company provided $2,651 of additional deferred tax assets associated with an acquisition. This deferred tax asset was recorded as a reduction to goodwill.

13. Segment Results

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

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, overall corporate management, firmwide marketing, finance and legal services, support services and space management. A majority of the costs of information systems, human resources and some support services are allocated to the Outsourcing and Consulting segments on a specific identification basis and based on usage or headcount. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the remaining shared services are not allocated to the business segments; rather, they are included in unallocated shared service costs.

During the first quarter of fiscal 2006, the Company completed an internal reorganization which was intended to further improve the way the Company’s business units work together, share knowledge and leverage resources. The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment and the level of unallocated shared service costs. The changes included the movement of the client development sales organization and certain business support services, financial services, research and internal communications personnel and related costs from shared services into the segments that they are now supporting on a dedicated basis. Certain shared service practices previously embedded in one segment, but which provide services across the business groups, have also been moved and integrated within our global shared service operations. Certain business units, primarily the pension administrative services businesses in Europe and Canada, were also realigned and moved into the segments where they will be managed and operated. Additionally, the Company changed the way it tracks and reports intersegment revenues. Previously, the business group with the direct client billing responsibility recognized the revenue. Now, revenues are recognized by each segment providing services and any intersegment revenues are eliminated in consolidation. These changes are reflected in the Company’s results for the three and nine months ended June 30, 2006. The prior year segment results have been presented on the fiscal 2006 basis for comparative purposes.

The table below summarizes the Company’s reportable segment results, reflecting the changes of the fiscal 2006 internal reorganization in both periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Outsourcing
Segment revenues before reimbursements	$489,268	$504,848	$1,478,684	$1,533,460
Segment (loss) income	(212,269)	31,966	(123,012)	125,045

Consulting
Segment revenues before reimbursements	$218,777	$211,108	$622,528	$593,885
Segment income	37,993	58,137	128,761	147,927

Total Company
Segment revenues before reimbursements	$708,045	$715,956	$2,101,212	$2,127,345
Intersegment revenues	(9,871)	(6,467)	(25,837)	(14,853)

Revenues before reimbursements (net revenues)	698,174	709,489	2,075,375	2,112,492
Reimbursements	16,271	12,808	54,181	43,191

Total revenues	$714,445	$722,297	$2,129,556	$2,155,683

Segment (loss) income	$(174,276)	$90,103	$5,749	$272,972
Charges not recorded at the Segment level – Initial public offering restricted stock awards	1,822	4,134	8,905	12,725
Unallocated shared service costs	31,526	29,945	103,342	93,656

Operating (loss) income	$(207,624)	$56,024	$(106,498)	$166,591

14. Subsequent Events

On August 10, 2006, the Company announced that Russell P. Fradin will succeed Dale L. Gifford as the Company’s chairman and chief executive officer, effective September 5, 2006. Mr. Gifford will retire at the end of this fiscal year.

In July 2006, the Company’s Class B stockholders who were parties to the Stockholders’ Agreement voted to terminate that agreement which provided for, among other things, block voting of Class B common stock. The Company’s Certificate of Incorporation contains provisions identical to those in the Stockholders’ Agreement with respect to voting which apply to both the Class B and Class C shares. Due to the approval to terminate the Stockholders’ Agreement, effective July 31 an aggregate of 34,703,814 shares of Class B common stock and 2,892,943 shares of Class C common stock were converted into an aggregate of 37,596,757 shares of Class A common stock. As a result, effective that date, the Company had no Class B or Class C shares outstanding.

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

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2006”or “fiscal 2006” means the twelve-month period that ends September 30, 2006. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. Dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in thousands of U.S. Dollars unless otherwise noted. Certain prior period amounts have been reclassified to conform to the current year presentation.

Overview

This quarter, overall operating results were favorably impacted by our direct net revenue growth (excluding third party supplier revenue) of 5.1%. The Benefits Outsourcing business continued to show strength in the quarter as we continued to see strong demand for Benefits Outsourcing services from new and existing clients and an increase in profitable one-time project work. Consulting revenue continued to grow this quarter and was particularly strong for Talent and Organization Consulting and Communications service areas. A significant portion of the revenue growth over the past few quarters has been more discretionary and project-based in nature. Favorable market conditions and demand for consulting based services remain strong across the regions.

Despite this quarter’s growth in direct revenue, there were a number of specific items that negatively impacted results, including:

•	Non-cash charges of $249 million related to the HR BPO business,

•	A higher level of performance-based compensation than in the prior year and

•	Higher levels of stock-based compensation than in prior years due to the granting of new equity awards this year and the adoption of SFAS 123(R), Share-Based Payment.

During the third quarter, the Company performed a review of its HR BPO business due to a number of challenges which resulted in higher implementation and operating costs being incurred on a number of its multi-service contracts. The Company felt it was appropriate to revise the expected revenues and costs associated with both its existing and future contracts based upon the issues identified for certain existing contracts. In addition, the Company has revised its expectations surrounding the number of new clients and their relative size.

The changes to the Company’s expectations for the HR BPO business resulted in the following non-cash charges recorded in the third quarter:

•	$172 million impairment of goodwill reflecting the lower expected profitability of several existing contracts as well as the Company’s revised expectations surrounding new clients,

•	$70 million aggregate loss provision for certain existing contracts due to higher than expected costs to be incurred over the life of the contract. The expected higher costs resulted from challenges in the early phases of adding new services for these contracts resulting in higher than expected implementation and future ongoing costs,

•	$7 million impairment of intangible assets primarily related to lower expected utilization of an acquired asset.

The $249 million non-cash charge is reflected in the accompanying consolidated statements of operations as $237 million within the goodwill and asset impairment caption and $12 million as a component of compensation and related expenses.

Contract losses are determined to be the amount by which the estimated direct and certain indirect costs, including any remaining deferred contract costs, exceed the estimated total revenues that will be generated by the contract. When a loss is identified, it is first recorded as an impairment of deferred contract costs related to the specific contract, if applicable, with the remaining amount recorded as a loss reserve. Estimates are monitored during the term of the contract and any changes to the estimates are recorded in the period the change is identified and may result in either an increase or decrease to the loss reserve. We continue to closely monitor the progress of each of our existing HR BPO contracts.

Performance based compensation is a discretionary award distributed to employees based on individual and business performance. A decision was made by management and the Board of Directors that the fiscal 2006 performance based award would be determined based upon the strength of the underlying business, by excluding the current quarter non-cash charges related to the HR BPO business, and discretionary decisions made by management and the Board of Directors to better recognize the individual contributions of associates across the business and progress made addressing challenges in HR BPO. As a result, the current year quarter’s performance-based compensation is $36 million higher than the prior year quarter.

On August 10, 2006, the Company announced that Russell P. Fradin will succeed Dale L. Gifford as the Company’s chairman and chief executive officer, effective September 5, 2006. Mr. Gifford will retire at the end of the fiscal year. Most recently, Mr. Fradin was president and chief executive officer of The BISYS Group, Inc. and has also held senior roles at Automatic Data Processing including president of its global employer services group and McKinsey and Company Inc. In addition, Bryan J. Doyle, the Company’s president of HR Outsourcing and a member of the Company’s Board of Directors announced his resignation effective July 1. The Company has internally filled the HR Outsourcing position with an acting president.

For a discussion of how these items impacted our results across the Company, please see our discussion of Consolidated and Segment results below.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended June 30, 2006 and 2005

Unaudited

	Three Months Ended June 30,			% of Net Revenues
(in thousands)	2006	2005	% Change	2006	2005
Revenues:
Net revenues (1)	$698,174	$709,489	(1.6)%	100.0%	100.0%
Reimbursements	16,271	12,808	27.0%	2.3	1.8

Total revenues	714,445	722,297	(1.1)%	102.3	101.8

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	478,823	411,034	16.5%	68.6	57.9
Goodwill and asset impairment	236,692	—	100.0%	33.9	—
Initial public offering restricted stock awards	1,822	4,134	(55.9)%	0.3	0.6
Reimbursable expenses	16,271	12,808	27.0%	2.3	1.8
Other operating expenses (1)	150,187	193,599	(22.4)%	21.5	27.3
Selling, general and administrative expenses	38,274	44,698	(14.4)%	5.4	6.3

Total operating expenses	922,069	666,273	38.4%	132.0	93.9

Operating (loss) income	(207,624)	56,024		(29.7)	7.9

Other income (expense), net	200	(2,882)		—	(0.4)

(Loss) income before income taxes	(207,424)	53,142		(29.7)	7.5

Income tax (benefit) provision	(5,177)	20,139		(0.7)	2.8

Net (loss) income	$(202,247)	$33,003		(29.0)%	4.7%

(1)	Net revenues include $21,279 and $65,200 of third party supplier revenues for the three months ended June 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The decrease in net revenues was primarily driven by a significant decline in third party supplier revenues resulting from the termination of an Outsourcing client contract in the prior year. Net revenues, excluding the third party supplier revenues and after adjusting for foreign currency translation gains of approximately $3 million and the net effects of acquisitions and dispositions of $2 million, increased 4.3% as compared to the prior-year quarter. The increase was primarily driven by revenue growth in the Outsourcing segment. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses include all personnel, supplemental staffing and related expenses. The increase over prior year primarily relates to $36 million higher performance-based compensation, $11 million of additional stock-based compensation, including $8 million related to the fiscal 2006 grants of restricted stock and $3 million related to the expensing of stock options under SFAS 123(R) and $12 million of non-cash charges this quarter related to anticipated losses on certain HR BPO contracts. These items were offset in part by a $9 million restructuring charge taken in the prior-year quarter as well as savings associated with previous restructuring activities.

Goodwill and Asset Impairment

During the third quarter the Company performed an impairment review of goodwill and other assets allocated to its HR BPO business within the Outsourcing segment. This review was triggered by lower than expected performance for some of the Company’s HR BPO contracts. This review resulted in non-cash impairment charges of $237 million including $172 million of goodwill impairment, $58 million of asset impairment related to anticipated losses on certain HR BPO contracts and $7 million of intangible asset impairment.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $110 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through June 27, 2006 when the grants fully vested. No additional expense in future periods will be recognized in conjunction with these awards.

Other Operating Expenses

Other operating expenses include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs. The decrease in other operating expenses is primarily driven by a significant decrease in the third party supplier costs due to a terminated client contract in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include promotion and marketing costs, corporate professional services, provisions for doubtful accounts, amortization of intangible assets and other general office expenses. The decrease in the current quarter SG&A expense is primarily related to a decrease in outside service expense.

Other Income (Expense), Net

Other income (expense), net includes interest expense, interest income, equity earnings on unconsolidated investments and other non-operating gains or losses. The decrease in other income (expense), net was primarily due to an increase in interest income on investments as a result of higher cash balances as well as lower interest expense this quarter than in the prior-year quarter.

Income Tax (Benefit) Provision

The Company’s consolidated effective income tax rate was (2.5)% for the three months ended June 30, 2006, as compared to 37.9% in the prior-year quarter. The Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. The lower effective tax rate for the current quarter is primarily due to a number of discrete items including a non-deductible goodwill impairment charge, the reversal of certain tax contingencies upon the closing of tax audits for certain tax periods as well as establishing a valuation allowance against the deferred tax assets related to certain foreign entities. The impact of these discrete items was to reduce the effective income tax rate by a net 36.5%. In addition, in the third quarter, the Company provided $3 million of additional deferred tax assets associated with an acquisition. This deferred tax asset was recorded as a reduction to goodwill.

Nine Months Ended June 30, 2006 and 2005

Unaudited

	Nine Months Ended June 30,			% of Net Revenues
(in thousands)	2006	2005	% Change	2006	2005
Revenues:
Net revenues (1)	$2,075,375	$2,112,492	(1.8)%	100.0%	100.0%
Reimbursements	54,181	43,191	25.4%	2.6	2.0

Total revenues	2,129,556	2,155,683	(1.2)%	102.6	102.0

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,328,822	1,237,188	7.4%	64.0	58.6
Goodwill and asset impairment	257,229	9,569	2588.1%	12.4	0.5
Initial public offering restricted stock awards	8,905	12,725	(30.0)%	0.4	0.6
Reimbursable expenses	54,181	43,191	25.4%	2.6	2.0
Other operating expenses (1)	476,293	568,360	(16.2)%	22.9	26.9
Selling, general and administrative expenses	110,624	118,059	(6.3)%	5.4	5.6

Total operating expenses	2,236,054	1,989,092	12.4%	107.7	94.2

Operating (loss) income	(106,498)	166,591		(5.1)	7.8

Other income (expense), net	3,359	(9,730)		0.1	(0.4)

(Loss) income before income taxes	(103,139)	156,861		(5.0)	7.4

Income tax provision	35,794	62,670		1.7	3.0

Net (loss) income	$(138,933)	$94,191		(6.7)%	4.4%

(1)	Net revenues include $90,704 and $178,127 of third party supplier revenues for the nine months ended June 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The decrease in net revenues was primarily driven by a significant decline in third party supplier revenues resulting from the termination of an Outsourcing client contract in the prior year. Net revenues, excluding third party supplier revenues and after adjusting for foreign currency translation losses of approximately $12 million and the net effects of acquisitions and dispositions of approximately $7 million, increased 2.8% as compared to the prior-year nine-month period. The increase was primarily driven by revenue growth in the Consulting segment.

Compensation and Related Expenses

The increase over prior year primarily relates to $47 million of higher performance-based compensation, $34 million additional stock-based compensation, including $24 million related to the fiscal 2006 grants of restricted stock and $10 million related to the expensing of stock options under SFAS 123 (R) and $12 million of expense related to anticipated losses on certain HR BPO contracts. These increases are partially offset by higher levels of deferred contract costs related to the Outsourcing segment in the current year.

Goodwill and Asset Impairment

During the third quarter the Company performed an impairment review of goodwill and other assets allocated to its HR BPO business within the Outsourcing segment. This review was triggered by lower than expected performance for some of the Company’s HR BPO contracts. This review resulted in non-cash impairment charges of $237 million. Prior to the current quarter, asset impairment charges of $20 million were recognized due to a client’s intention to terminate an existing contract in the first quarter and a loss provision booked in the second quarter.

Other Operating Expenses

The decrease in other operating expenses is primarily driven by a significant decrease in the third party supplier costs due to a terminated client contract in the prior year.

Selling, General and Administrative Expenses

As a percentage of net revenues, SG&A expenses were consistent period over period.

Other Income (Expense), Net

This year, we recognized a gain of $7 million in connection with a contribution of our German retirement and financial management business in exchange for an increased investment in a German actuarial business. This gain as well as higher interest income, due to increased operating cash flows, accounted for the majority of the year-over-year increase.

Income Tax Provision

The Company’s consolidated effective income tax rate was 34.7% for the nine months ended June 30, 2006, as compared to 40.0% for the comparable prior-year period. The Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. The lower effective tax rate for fiscal 2006 is primarily due to a number of discrete items including a non-deductible goodwill impairment charge, the reversal of certain tax contingencies upon the closing of tax audits for certain tax periods as well as establishing a valuation allowance against the deferred tax assets related to certain foreign entities. In addition, in the third quarter, the Company provided $3 million of additional deferred tax assets associated with an acquisition. This deferred tax asset was recorded as a reduction to goodwill.

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

Three Months Ended June 30, 2006 and 2005

Unaudited

	Three Months Ended June 30,
(in thousands)	2006	2005	% Change
Outsourcing
Segment revenues before reimbursements (1)	$489,268	$504,848	(3.1)%
Segment (loss) income	(212,269)	31,966	(764.0)%
Segment (loss) income as a percentage of segment revenues	(43.4)%	6.3%

Consulting
Segment revenues before reimbursements	$218,777	$211,108	3.6%
Segment income	37,993	58,137	(34.6)%
Segment income as a percentage of segment revenues	17.4%	27.5%

Total Company
Segment revenues before reimbursements (1)	$708,045	$715,956	(1.1)%
Intersegment revenues	(9,871)	(6,467)	52.6%

Revenues before reimbursements (net revenues) (1)	698,174	709,489	(1.6)%
Reimbursements	16,271	12,808	27.0%

Total revenues	$714,445	$722,297	(1.1)%

Segment (loss) income	$(174,276)	$90,103	(293.4)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	1,822	4,134	(55.9)%
Unallocated shared service costs	31,526	29,945	5.3%

Operating (loss) income	$(207,624)	$56,024	(470.6)%

(1)	Outsourcing net revenues include $21,279 and $65,200 of third party supplier revenues for the three months ended June 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

The decrease in net revenues was primarily due to a significant decline in third party supplier revenues resulting from the loss of a HR BPO client in the prior year. Excluding third party supplier revenues and foreign currency translation gains of approximately $2 million and the effect of acquisitions of approximately $3 million, net revenues increased 5.4%. Revenue growth, excluding these factors was primarily driven by increased services to new and existing HR BPO clients, organic growth from existing Benefits Outsourcing clients as well as increased one-time project work in Benefits Outsourcing and was partially offset by increased deferred revenues.

Outsourcing segment results as a percentage of Outsourcing net revenues decreased to a loss of 43.4% in the three months ended June 30, 2006, compared to income of 6.3% in the comparable prior-year quarter. The decrease in results reflected non-cash charges of $172 million for goodwill impairment, $70 million for anticipated losses on certain HR BPO contracts and $7 million for impairment of intangible assets. In addition, the current quarter included $17 million of higher performance-based compensation and $4 million of additional stock-based compensation related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS 123(R). Excluding these items, segment results as a percentage of net revenue increased due to higher Benefit margins resulting from increased efficiencies driven by global sourcing and profitable one-time project work as well as cost savings from a significant reduction in marginally profitable third party supplier revenue and related expenses this year.

Consulting

Consulting net revenues increased by 3.6% during the three months ended June 30, 2006 as compared to the comparable prior-year quarter. Foreign currency translation and the effects of acquisitions and dispositions had minimal impact on the current quarter. The majority of the increase was driven by demand for Talent and Organization Consulting services particularly in compensation consulting, corporate restructuring and change consulting and other talent-related advisory services. Also Communication consulting services grew with increased support for the implementation and ongoing management of Outsourcing programs as well as increased client demand for communications support of their employee benefit plans. Benefits Consulting also grew, primarily due to continued growth of actuarial services in Europe and pension administration services in North America, partially offset by a decline in revenue recorded in the quarter in healthcare consulting services.

Consulting segment income as a percentage of Consulting net revenues decreased primarily due to $19 million in higher performance based compensation and $5 million of additional stock-based compensation this quarter related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS 123(R) partially offset by severance costs recorded in the comparable prior year quarter.

Nine Months Ended June 30, 2006 and 2005

Unaudited

	Nine Months Ended June 30,
(in thousands)	2006	2005	% Change
Outsourcing
Segment revenues before reimbursements (1)	$1,478,684	$1,533,460	(3.6)%
Segment (loss) income	(123,012)	125,045	(198.4)%
Segment (loss) income as a percentage of segment revenues	(8.3)%	8.2%

Consulting
Segment revenues before reimbursements	$622,528	$593,885	4.8%
Segment income	128,761	147,927	(13.0)%
Segment income as a percentage of segment revenues	20.7%	24.9%

Total Company
Segment revenues before reimbursements (1)	$2,101,212	$2,127,345	(1.2)%
Intersegment revenues	(25,837)	(14,853)	74.0%

Revenues before reimbursements (net revenues) (1)	2,075,375	2,112,492	(1.8)%
Reimbursements	54,181	43,191	25.4%

Total revenues	$2,129,556	$2,155,683	(1.2)%

Segment income	$5,749	$272,972	(97.9)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	8,905	12,725	(30.0)%
Unallocated shared service costs	103,342	93,656	10.3%

Operating (loss) income	$(106,498)	$166,591	(163.9)%

(1)	Outsourcing net revenues include $90,704 and $178,127 of third party supplier revenues for the nine months ended June 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

The decrease in net revenues as compared to the nine months ended June 30, 2005 was primarily due to a significant decrease in third party supplier revenues resulting from the loss of a HR BPO client in the prior year. Excluding third party supplier revenues, and the effects of acquisitions of approximately $9 million and foreign currency translation losses of approximately $3 million, Outsourcing net revenues increased 1.9%. Increases from new HR BPO client services and Benefits Outsourcing revenues as well as one-time project revenue throughout the year were partially offset by significant increases in deferred revenue.

Outsourcing segment results as a percentage of Outsourcing net revenues decreased, primarily reflecting the non-cash charges of $172 million for goodwill impairment, $90 million for anticipated losses on certain HR BPO contracts and $7 million for impairment of intangible assets. The $90 million of anticipated losses includes the $70 million charges taken in the third quarter along with the $20 million of non-cash charges taken in the first and second quarter. The current year also included $22 million of higher performance-based compensation, $12 million of stock-based compensation related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS 123(R) and $7 million of severance expense recognized in the first quarter. In addition, deferred contract costs were partially offset by deferred contract revenues, having an unfavorable impact on segment income on a year-over-year basis. These charges were partially offset by a number of items which increased profitability this year including efficiencies driven by global sourcing, profitable one-time project work, cost savings from a significant reduction in marginally profitable third party supplier revenue and related expenses and previous restructuring activities. In addition, the year-over-year comparison was impacted by a $10 million customer relationship intangible asset impairment charge in the prior year.

Consulting

Consulting net revenues increased by 4.8% during the nine months ended June 30, 2006 as compared to the comparable prior-year period. Adjusting for foreign currency translation losses of approximately $9 million and the net effects of acquisitions and dispositions of approximately $2 million, Consulting net revenues increased 6.7%. The majority of the increase was driven by increased demand for Benefits Consulting due to higher actuarial consulting, healthcare consulting and pension administration services and Talent and Organization Consulting services, particularly compensation consulting, corporate restructuring and change services and talent advisory services. Communication consulting services also has grown due to increased support for the implementation and ongoing management of Outsourcing programs, as well as increased client demand for communications support of their employee benefit plans.

Consulting segment income as a percentage of Consulting net revenues decreased due to the recognition of $26 million of higher performance based compensation in the current year as well as $15 million additional stock-based compensation this year related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS 123(R). These items were partially offset by increased revenues as well as lower costs associated with previous restructuring and severance activities in the prior fiscal year.

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

Summary of Cash Flows

	Nine Months Ended June 30,
(in thousands)	2006	2005
Cash provided by operating activities	$288,886	$188,830
Cash (used in) provided by investing activities	(283,300)	148,138
Cash used in financing activities	(13,142)	(372,613)
Effect of exchange rates on cash	2,888	(210)

Net (decrease) in cash and cash equivalents	(4,668)	(35,855)
Cash and cash equivalents at beginning of period	157,928	124,681

Cash and cash equivalents at end of period	$153,260	$88,826

The increase in cash provided by operating activities was primarily due to a lower level of performance-based compensation paid this year for prior-year results than was paid in the prior year and a higher level of cash received in advance of services provided.

The increase in cash used in investing activities results from approximately $437 million of proceeds received from the sale of short-term investments in the prior year primarily to fund the Company’s share repurchases in 2005 as well as an increase in the purchase of short-term investments in the current year as a result of higher cash balances. These activities were partially offset by lower capital expenditures, primarily on computer equipment this year.

The decrease in cash used in financing activities was primarily due to the higher share repurchases in the prior year as a result of the Company’s share repurchase program and tender offer in the first half of 2005, offset in part by higher net repayments of short-term borrowings and other debt in the current year.

As of June 30, 2006, the Company was not in compliance with certain financial covenants contained within two of the Company’s credit facilities. Excluding the non-cash charges recorded in the quarter ended June 30, 2006, the Company would have been in full compliance with these covenants. One credit agreement, under which no borrowings were outstanding as of June 30, 2006, has been amended to change the definition of earnings before interest, income tax, deprecation and amortization applicable to the quarter to exclude the aforementioned non-cash charges, and the financial covenant violations have been waived. The Company has also received a waiver of non-compliance relating to the other credit agreement, under which borrowings of approximately $19 million were outstanding as of June 30, 2006.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the period ended June 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of June 30, 2006, there have been no material changes in our market risk from September 30, 2005. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Changes in Internal Control Over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2006 (1)
Class A	2,309	$29.32	—	$—
May 1 - 31, 2006 (1)
Class A	1,105	$26.63	—	$—
June 1, - 30, 2006 (1)
Class A	397,880	$20.67	—	$—

Total Shares Purchased:
Class A	401,294	$20.74	—	$—

(1)	The shares purchased are shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for April 1, 2006 through June 30, 2006 represents a weighted average of the closing stock prices on the dates the shares were withheld.

ITEM 6. Exhibits

a. Exhibits.

10.1	Letter agreement between Bryan J. Doyle and Hewitt Associates, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 15, 2006).

10.2	Summary of certain compensation arrangements (incorporated by reference to Item 1.01 and Exhibit 99.1 to Current Report on Form 8-K filed July 7, 2006).

10.3	Letter Agreement between Russell P. Fradin and Hewitt Associates, Inc. dated August 8, 2006 (filed herewith).

10.4	Amendment to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: August 14, 2006	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)