Form 10-K
period 2006-09-30
HEWITT ASSOCIATES INC
filed 2006-11-17
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31351

HEWITT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0851756
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, Illinois	60069
(Address of principal executive offices)	(Zip Code)

847-295-5000

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock - $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of Hewitt Associates, Inc. outstanding shares estimated to be held by non-affiliates was $2,466,711,756 as of October 31, 2006, based on an October 31, 2006 closing price of $25.03. While it is difficult to determine the number of shares owned by affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant believes this estimate is reasonable.

Class	Outstanding as of October 31, 2006
Class A Common Stock - $0.01 par value	110,906,092

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in response to Part III (Items 10 – 14) of this Annual Report to the extent described herein.

HEWITT ASSOCIATES, INC.

FORM 10-K

For The Fiscal Year Ended

September 30, 2006

PART I

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. For a more detailed discussion of our risk factors, see Item 1A. “Risk Factors” appearing elsewhere in this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Website Access to Company Reports and Other Information

We make available free of charge through our website, www.hewitt.com, our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those documents, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report.

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

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. We use the term “owner” to refer to the individuals who were members of FORE Holdings LLC prior to its dissolution, most of whom are now employees. See Note 13 to the consolidated financial statements for additional information on FORE Holdings LLC.

Item 1. Business

Overview

Hewitt is one of the leading human resource outsourcing and consulting companies in the world with more than 24,000 employees based in 33 countries. We help our clients generate greater value from their employees by helping them address challenges presented by their people, workforce performance, and human resources operations. We believe that few organizations provide either the breadth or depth of total human capital management services that we provide.

Our business has evolved from our founding in 1940 as a provider of actuarial services for sponsors of retirement plans and executive compensation consulting. Over the last six decades we have extended, expanded, and created new human resources services to anticipate our clients’ changing workforce-related business needs and help them with solutions. Today our two business segments, Outsourcing and Consulting, help clients develop, implement, and deliver strategies and programs that ensure effective human resources business process design, administration, and technologies as well as help manage the complex human elements necessary to acquire, develop, motivate, and retain the talent required to meet business objectives.

Clients benefit from the global human capital management strategies, programs, and process expertise we developed through more than 65 years in this business. We employ this expertise in our Consulting segment to develop and implement human capital solutions within our clients’ environments, and in our Outsourcing segment to manage, streamline, automate, and administer part or all of our clients’ human resources programs, processes, and functions. Of our $2.8 billion of net revenues in 2006, approximately 70% was generated by our Outsourcing business and approximately 30% was generated by our Consulting business. See Note 22 to the consolidated financial statements for additional information on Segments and Geographic Data.

A primary driver of our historical growth has been our deep, long-term client relationships. Our impressive client portfolio reflects our long-term success at providing quality services to exceptional companies, and serves as a catalyst for discussions with both prospective and existing clients about how we can deliver value in new or expanded ways. As a result, we believe that the quality of our relationships with more than 340 Outsourcing clients and over 2,300 Consulting clients, many of which are Global 1000 companies, is a competitive advantage.

Hewitt Associates, Inc. was formed in 2002 in connection with the Company’s transition to a corporate structure and its related initial public offering. Hewitt Associates, Inc. is a Delaware corporation with no material assets other than its ownership interest in Hewitt Associates LLC, an Illinois limited liability company that serves as Hewitt’s operating entity in the U.S. and also holds ownership interests in the Company’s subsidiaries.

Outsourcing Segment

Our human resources outsourcing innovation and leadership accelerated in the late 1980’s when we developed our proprietary Total Benefit Administration™ (“TBA”) system to go beyond recordkeeping for clients’ flexible benefits and retirement programs. Our Outsourcing client base grew as our services expanded to include integrated, single-system administration with the flexibility of multiple access channels (call centers, interactive voice response, and the internet) for employees to execute transactions and manage their benefit programs for both primary types of retirement programs, defined contribution and defined benefit, as well as health and welfare programs.

Today, the Outsourcing segment is organized around two lines of business: Benefits and Human Resources Business Process Outsourcing (“HR BPO”). We continue to extend and expand services to address clients’ benefits and broader human resources challenges through an integrated combination of standardized proprietary technologies and external technologies to meet both our clients’ needs and our requirements. This combination of technologies, coupled with our practice processes and expertise provides economy of scale and balance of customization versus standardization to adapt to a broad range of program complexity and to accommodate the needs of clients ranging in size from less than 1,000 to over 500,000 employees. During fiscal 2006 and 2005, Benefits comprised approximately 75% and 70%, respectively, and HR BPO comprised approximately 25% and 30%, respectively, of total Outsourcing segment revenues. During fiscal 2004, prior to the merger with Exult, Benefits and HR BPO revenue was not tracked separately.

Benefits. Benefits Outsourcing is the largest part of our business in terms of revenues and profits and continues to be an important part of our growth strategy. As companies look for ways to control benefit costs while meeting employees’ expectations for enhanced benefit services, such as information and decision support tools, we help them by providing management tools to make decisions that improve quality and reduce the cost of their health care and retirement. We provide benefits administration services primarily to companies with more than 10,000 employees through contracts that average three to five years. Our annual client retention rate in this business exceeds 95%.

•	Health and Welfare Plan Administration. Administering health and welfare benefit programs is an important and complex task for our clients who must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Companies must provide employees with information explaining available health and welfare options, answering their questions regarding alternatives, and providing them with mechanisms for making their choices and managing their plans. In addition, ongoing health and welfare administration requires managing payroll deductions and eligibility status data for health plans and providers.

Through our TBA™ system, we manage clients’ annual enrollment processes, communicate to employees their available options, and support employee health and welfare decision-making. Whether through our web-based tools, automated voice response system, or call centers, employees can obtain information about available options and model health and welfare benefit costs under different assumptions. Additionally, our ProviderDirect tool helps employees select in-network medical providers by criteria such as specialty, location, and gender, and our Participant Advocacy service assists employees in resolving health plan eligibility, access, and claim issues. Your Spending Account™ health care spending account administration service gives employees a paperless way to pay their health care expenses, manage their health care spending accounts, and file claims for reimbursement.

For ongoing health and welfare plan administration, our Hewitt Associates Connections™ service connects with more than 270 insurance companies and other health plan providers in the United States, Canada, and Puerto Rico to facilitate data transfer, resolve quality issues, validate participant eligibility and pay premiums. Additionally, we offer automatic payment of employees’ portion of program costs, providing clients with efficiencies and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited.

•	Defined Contribution Plan Administration. Defined contribution administration requires management of participant, payroll, and investment fund data and transactions, daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers and daily posting of investment results to individual defined contribution accounts.

Unlike many of our competitors who provide defined contribution outsourcing services in order to accumulate plan assets in their proprietary investment funds, we do not manage investments. Our focus is to provide reliable services to both the plan sponsor and to the employee, regardless of the funds clients choose to include in their plans or their employees’ investment elections. We also work with researchers at leading academic institutions to analyze the volumes of data we accumulate to identify trends in participant behavior to help our clients improve their strategies for addressing employees’ financial needs.

•	Defined Benefit Plan Administration. Defined benefit or pension plans are subject to numerous laws and regulations that have historically made administration of these programs complex and paper-intensive, and have created risks of significant adverse consequences for inaccurate or improper plan administration.

We have re-engineered, streamlined, and automated defined benefit plan administration to make plan administration more consistent and accurate, so that employees can model their retirement options, initiate and process retirements through our internet-based tools or through our automated voice response system. Through our call centers, we provide access to pension counselors who are knowledgeable about employees’ pension programs and options and who can explain how their pension plans work.

All of our defined contribution and defined benefit clients can offer their employees the Personal Finance Center (“PFC”) through which representatives help employees consider alternatives for distribution of retirement plan benefits. On request, PFC associates assist employees in the selection of financial instruments, such as annuity products, Section 529 college savings plans, or IRA providers for investing plan distributions. When employees want more comprehensive financial planning assistance, PFC associates help them locate an independent financial advisor.

Benefits administration is often included in larger HR BPO contracts that generally average from seven to ten years. We believe that our Benefits Outsourcing experience and client portfolio provides a competitive advantage as we continue to expand into full-service human resources business process outsourcing.

Human Resources Business Process Outsourcing. Since the early 2000’s, we have been building and expanding our HR BPO capabilities, first through the establishment of the Workforce Management business group, then through the 2003 acquisition of Cyborg Worldwide to expand our payroll capabilities and technologies, and most recently through the 2005 merger with Exult, Inc.

Companies engage us for HR BPO services for reasons similar to why they outsource Benefits: to reduce costs and focus on core business while gaining expertise, innovation, and access to current technology and processes through the economies of scale created by using repeatable processes and standardized technologies. While companies generally have similar objectives for HR BPO, they often have different business strategies and objectives that cause them to approach the experience differently, with different priorities and at different paces.

We believe that we are one of the few HR BPO providers that can match clients’ business needs through the use of two primary outsourcing approaches. We can retain, use, and build our solution around a client’s existing human resources technologies to take advantage of previous investments, or we streamline and transition the client’s processes to our proprietary technologies to generate quicker economies of scale and process transformation.

We provide web-based tools for self-management of the full range of human resources programs by employees, managers, and HR professionals. In addition, we employ call centers for those interactions and transactions that require personal assistance. We transmit and transfer data between the client and both their employees and outside parties, such as health plans, trustees, and investment managers. We also provide clients with web-based tools that enable them to report on and analyze the effectiveness of, and the return on investments in, benefits, compensation, and human resources programs, and to facilitate communication and project management with us.

Our comprehensive approach provides clients with secure, leading-practice solutions to manage employee data, administer benefits, payroll, and other human resources processes, and record and manage transactions across talent management, workforce management, and core process management.

Talent Management: Effectively acquiring, training and retaining a company’s most valuable asset, people, is challenging. We offer the following services to help our clients successfully build upon their most valuable asset:

•	Recruiting services including need identification, sourcing and attraction, screening, interviewing, and selection, offer management, reporting, and compliance.

•	Learning and development services including learning paths and certificates, course catalog administration, event scheduling and logistics, evaluation and assessments, accounting, and content development and sourcing.

•	Performance management services including planning and evaluation support, feedback collection, and individual profile maintenance.

•	Succession planning services including maintenance of succession trees, tracking and monitoring of high potentials, and development of incumbent and candidate profiles.

Workforce Management: We provide a portfolio of services that allow clients to manage their workforce more effectively and cost efficiently. The portfolio includes the following services:

•	Compensation administration services including administration of salary, bonus, and stock options, administration of salary surveys, and total reward communications.

•	Total rewards services including strategy, design, implementation, and communication of benefits and compensation programs.

•	Workforce administration services including employee records management, life events, employment events, reduction in force, organization structure changes, and leave management.

•	Domestic relocation services including relocation initiation, policy briefing and administration, expense processing and accounting, and inventory management.

•	Leave management services including leave initiation, leave tracking and management, and coordination with third parties for the Family and Medical Leave Act, disability, and personal leaves.

•	Global mobility services including assignment planning, candidate selection support, pre-departure planning and support, on-assignment support, and repatriation planning and support.

Core Process Management: Day to day transactional processes related to employee events requires solid procedures, knowledge of regulations and efficient systems. We help our clients in this regard by offering the following services:

•	Payroll services including time and attendance, on- and off-cycle pay, garnishments, and taxes and accounting.

•	Benefits services including program delivery and administration, recordkeeping and reconciliation, benefit accounting, invoice review and payment, and supplier sourcing and management for health and welfare, defined contribution, and defined benefit programs, as discussed earlier.

•	Payments services including accounts payable/receivable, travel and expense, fixed assets and general ledger, cash, and banking/treasury.

Consulting Segment

We developed our human resources expertise through more than 65 years of helping clients develop strategies and design human resources programs to solve the challenges of acquiring, managing, motivating, and retaining the pivotal talent needed to create and sustain a competitive advantage. Companies around the globe work with our consultants to develop and implement people-related business strategies and program designs for retirement and health care benefits, compensations and total rewards, performance management, and change management that will lower costs while increasing their ability to meet business objectives.

Today, the Consulting segment is organized around two lines of business: Benefits Consulting and Talent and Organization Consulting. In addition, our Consulting segment provides tailored communication services to enhance the success of client solutions in all of our service areas including Outsourcing.

Benefits Consulting. Benefits Consulting comprises Retirement and Financial Management Consulting and Health Care Consulting.

•	Retirement and Financial Management Consulting. Virtually all large companies sponsor employee retirement plans—either defined benefit plans, defined contribution plans, or both—and many large companies also offer retiree medical and life insurance benefits. Sponsors of these plans must deal with the challenges of the costs and risks created by the volatility of financial markets, the increasing complexity of the regulatory and accounting standards governing retirement plans, and significant corporate events or changes such as workforce reductions, early retirement programs, mergers and acquisitions.

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

Our actuarial consultants help clients meet the requirement for the quantification of a plan’s funded status, the annual cash contribution requirements, the expense impact under applicable accounting standards, and other benefit-related information required for a company’s annual financial statements. They also assist clients in due diligence investigations and analyses of proposed mergers, acquisitions, asset sales, and other corporate restructurings to help our clients understand the implications of such transactions on the liabilities and funded status of benefit plans, as well as on future cash contribution and expense trends.

Actuarial relationships tend to be long-standing, ongoing engagements and actuarial services represent a significant portion of our Consulting business.

•	Health Care Consulting. Increasing health care costs present a challenge for many companies at a time when employees expect broader and more cost-effective health care choices. Our health care consultants help employers manage these escalating costs and take advantage of the transformation of health and welfare benefits from a managed care to a consumer-driven program in which employees are provided with cost and quality information to help select health care choices and effectively manage their use of the health care system.

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

Our Benefits Consulting services are closely aligned with our Benefits Outsourcing services to offer employers total end-to-end solutions in the retirement and health areas.

Talent and Organization Consulting. Companies around the world face increasing challenges in finding, managing, developing, engaging, and rewarding talented employees and leaders needed to meet their business objectives due to increased competition, demographic shifts creating a shortage of skilled talent, and many complex issues arising from managing workforces in a global and fast-moving marketplace. Talent and Organization consulting provides clients with strategy and design advice for meeting their people- and workforce-related business challenges in the following areas:

•	Acquiring, managing and motivating talent needed to meet business objectives.

•	Recommending effective and competitive compensation and performance management programs that align leaders and the broader workforce with business objectives.

•	Resolving people-related issues that determine the success or failure of organizational changes and business restructuring, such as mergers, acquisitions, divestitures, initial public offerings, and joint ventures.

•	Analyzing the activities and costs of the human resources function in order to improve efficiencies, reduce costs and enhance effectiveness of the function.

Our Talent and Organization Consulting services are also closely aligned with our HR BPO services to develop comprehensive solutions to help clients improve efficiency and transform their human resources processes. Our consultants provide change management services to implement this change and enable this transformation.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside company for human resources solutions.

•	Outsourcing. The principal competitors in our human resources Outsourcing business are outsourcing divisions of large financial institutions such as CitiStreet, Fidelity Investments, Merrill Lynch, Putnam Investments, T. Rowe Price and the Vanguard Group; companies that extended their services into human resources outsourcing such as Automatic Data Processing, Ceridian, Convergys and Paychex and; technology consultants and integrators such as Accenture, Affiliated Computer Services, Electronic Data Systems and IBM.

•	Consulting. The principal competitors in our Consulting business are consulting firms focused on broader human resources, such as Mercer, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe the principal competitive advantage affecting both our Outsourcing and Consulting businesses is our ability to create total human resources solutions for clients by demonstrating the depth and value of our experience and expertise in the full range of integrated strategy, design, administration, communication and delivery of human resources services. Also important are our deep, long term client relationships, our technology infrastructure, including underlying proprietary platforms that give us the flexibility to either take over our clients’ existing processes and systems or to transition clients directly to our proprietary technologies and processes, our ability to add value in a cost-effective manner, our employees’ technical and industry expertise, and our professional reputation.

Seasonality and Inflation

Revenues and income vary over the fiscal year. Within our Outsourcing segment, we generally experience a seasonal increase in our fiscal first and fourth quarter revenues because our clients’ benefit enrollment processes typically occur during the Fall. Within our Consulting segment, we typically experience a seasonal peak in the fiscal third and fourth quarters which reflects our clients’ business needs for these services. We believe inflation has had little effect on our results from operations during the past three years.

Technology Innovation

We believe that our technological capabilities are an essential component of our strategy to grow our Outsourcing business and create new service offerings. Our strategy is to develop proprietary, custom solutions through open industry standards when we believe we can develop a better solution than is available in the market, and to integrate existing best-in-class systems when we believe these solutions meet our clients’ needs. Technology and telecommunication expenses, excluding related technology employee compensation, were $246 million, $249 million and $197 million in fiscal years 2006, 2005 and 2004, respectively.

We have relationships with a number of our suppliers that allow us to routinely test and evaluate their products while they are still in the development stage and before they are generally available, keeping us on the leading edge of technology-based solutions.

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

Intellectual Property

Our success has resulted, in part, from our proprietary methodologies, tools, processes, databases and other intellectual property. We recognize the value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property.

To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in licenses and other agreements with consultants, suppliers, strategic partners and clients.

We hold no patents and our licenses are ordinary course licenses of software and data. We also have a number of trademarks.

Contracts and Insurance

We have contracts with many of our clients that define our responsibilities and limit our liability. In addition, we maintain professional liability insurance that covers the services we provide, subject to applicable deductibles and policy limits.

Employees

As of September 30, 2006, we had approximately 24,000 employees serving our clients through 88 offices in 33 countries, excluding joint ventures and minority investments. As of September 30, 2006, there were approximately 17,000 employees in the Outsourcing segment, approximately 4,000 employees in the Consulting segment and approximately 3,000 employees in information systems, human resources, corporate management, finance, legal, support services and space management.

Item 1A. Risk Factors

The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively our revenues and profit margins will be adversely affected.

The outsourcing and consulting markets in which we operate include a large number of service providers and are highly competitive. Many of our competitors are expanding the services they offer in an attempt to gain additional business. Additionally, some competitors have established and are likely to continue to establish cooperative relationships among themselves or with third parties to increase their ability to address client needs. Some of our competitors have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger international presence and more established relationships with their customers and suppliers than we have. Additional competitors have entered some of the marketplaces in which we compete. In addition, new competitors or alliances among competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well capitalized competitors may be able to respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margin.

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

The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process and the inability to maintain our prices.

Our profitability is a function of our ability to control our costs and improve our efficiency. As we adapt to change in our business, enter into new HR BPO engagements and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

Most new Outsourcing arrangements undergo an implementation process whereby our systems and processes are customized to match a client’s plans and programs. The cost of this process is estimated by us and often partially funded by our clients. If our actual implementation expense exceeds our estimate or if the ongoing service cost is greater than anticipated, the client contract may be less profitable than expected.

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

Our accounting for our long-term contracts requires using estimates and projections that may change over time. Such changes may have a significant or adverse effect on our reported results of operations or consolidated balance sheet.

Projecting contract profitability on our long-term Outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term Outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. In particular, HR BPO is a relatively immature industry and we have limited experience in estimating implementation and ongoing costs compared to our more mature Benefits Outsourcing business. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term Outsourcing contracts. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results.

The loss of a significantly large client or several clients could have a material adverse effect on our revenues and profitability.

Although no one client comprised more than ten percent of our net revenues in any of the three years ended September 30, 2006, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Our largest clients employ us for Outsourcing services. As a result, given the amount of time needed to implement new Outsourcing clients, there is no assurance that we would be able to promptly replace the revenues or income lost if a significantly large client or several clients terminated our services or decided not to renew their contracts with us.

We may have difficulty integrating or managing acquired businesses, which may harm our financial results or reputation in the marketplace.

Our expansion and growth may be dependent in part on our ability to make acquisitions. The risks we face related to acquisitions include that we could overpay for acquired businesses, face integration challenges, have difficulty finding appropriate acquisition candidates, and any acquired business could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected as well as adversely impact our reputation.

We may pursue additional acquisitions in the future, which may subject us to a number of risks, including;

•	diversion of management attention;

•	inability to retain key personnel, other employees and clients of the acquired business;

•	potential dilutive effect on our earnings;

•	inability to establish uniform standards, controls, procedures and policies;

•	exposure to legal claims for activities of the acquired business prior to acquisition; and

•	inability to effectively integrate the acquired company and its employees.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, both our reputation in the marketplace and our financial results could suffer. We have spent considerable resources reviewing and implementing improvements to our internal controls. Although we have received an unqualified audit opinion on our internal controls over financial reporting, we cannot be certain that our efforts will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause our clients or our investors to lose confidence in our services delivery or reported financial information, which could have a negative effect on the trading price of our common stock.

Our business performance and growth plans will be negatively affected if we are not able to effectively apply technology in driving value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools.

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

We depend to a large extent on our relationships with our clients and our reputation for high-quality outsourcing and consulting services. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. The nature of our work, especially our actuarial services, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors. Further, a client may claim it suffered losses due to reliance on our consulting advice. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. Our exposure to liability on a particular engagement may be greater than the profit opportunity of the engagement. In addition to client liability, governmental authorities may impose penalties with respect to our errors or omissions and may preclude us from doing business in relevant jurisdictions. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business.

Improper disclosure of personal data could result in liability and harm our reputation.

In addition, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and plan participants. We have established several policies and procedures to help protect the security and privacy of this information. Although we continue to review and improve our policies and procedures, it is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

In connection with our initial public offering and our transition to a corporate structure, we granted employees, including those employees who were owners of Hewitt Holdings LLC, the limited liability company that was the parent entity of Hewitt Associates LLC at the time of our initial public offering, shares of restricted stock or stock options to attract, retain and motivate such employees. Since our initial public offering, we have also made, and anticipate making in the future, other equity-based awards to many of our employees to serve in part as an incentive to remain employed with the Company. The incentives provided by these awards may not be effective in causing these employees to stay with our organization.

All of the restricted stock granted at the time of our initial public offering as well as those shares issued in connection with our acquisitions of Bacon & Woodrow in June 2002 and Exult in October 2004 vested on or before June 2006 and transfer restrictions on those shares have lapsed, other than for certain minimum stock holding requirements imposed on all executives. Since these shares have vested and become freely transferable, we may not be successful at retaining the persons holding these shares, many of whom continue to be important to our success.

Our global operations and expansion strategy pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

As of September 30, 2006, we had a total of 88 offices in 33 countries and 4 additional offices in 2 additional countries through joint ventures and minority investments. In fiscal 2006, approximately 78% of our total revenues were attributable to activities in the United States and approximately 22% of our revenues were attributable to our activities in Europe, Canada, the Asia-Pacific region and Latin America. Our ability to provide services from global locations having lower cost structures than the United States and continued penetration of markets beyond the United States are important components of the Company’s growth strategy. A number of risks may inhibit our international operations and global sourcing efforts, preventing us from realizing our global expansion objectives, including:

•	insufficient demand for our services in foreign jurisdictions, which may be due to applicable laws and regulations or benefit practices in such jurisdictions;

•	ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•	the burdens of complying with a wide variety of foreign laws and regulations, including but not limited to regulations regarding the flow and transfer of data and other information between countries;

•	multiple and possibly overlapping and conflicting tax laws;

•	restrictions on the movement of cash;

•	political instability and international terrorism;

•	currency fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of technologies;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers.

The demand for our services may not grow at rates we anticipate.

We have made and continue to make a significant investment and devote significant attention to our Human Resources Business Process Outsourcing services offering. Our Human Resources Business Process Outsourcing services offering may not be well received by our clients, or the demand for human resources business process outsourcing may not grow as rapidly as we anticipate, which could have an adverse impact on our revenues and profit margins.

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

We rely heavily on our computing and communications infrastructure and the integrity of these systems in the delivery of services for our clients, and our operational performance and revenue growth depends, in part, on the reliability and functionality of this infrastructure as a means of delivering human resources services.

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

We may lose client data as a result of major catastrophes and other similar problems that may materially adversely impact our operations. We have multiple processing centers around the globe which use various commercial methods for disaster recovery capabilities. Our main data processing center, located in Lincolnshire, Illinois is in a dual (separate) data center configuration to provide back-up capabilities. In the event of a disaster, we have developed business continuity plans; however, they may not be sufficient, and the data recovered may not be sufficient for the administration of our clients’ human resources programs and processes.

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter. This may lead to volatility in our stock price. The factors that are likely to cause these variations are:

•	the rate at which we obtain new Outsourcing engagements since our Outsourcing engagements often require substantial implementation costs that are recovered over the term of the engagements;

•	seasonality of certain services, including annual benefit enrollment processes;

•	timing of Consulting projects and their termination;

•	timing of commencement of new Outsourcing engagements;

•	changes in estimates of profitability of Outsourcing engagements;

•	the introduction of new products or services by us or our competitors;

•	pricing pressure on new client services and renewals;

•	the timing, success and costs of sales, marketing and product development programs;

•	the success of strategic acquisitions, alliances or investments;

•	changes in estimates, accruals and payments of variable compensation to our employees; and

•	general economic factors.

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

Our amended and restated certificate of incorporation and by-laws contain provisions that may make the acquisition of Hewitt more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes, each of which serves for a staggered three-year term;

•	a Director may be removed by our stockholders only for cause and then only by the affirmative vote of two-thirds of the outstanding stock entitled to vote generally in the election of Directors;

•	only the Board of Directors or the Chairman of the Board may call special meetings of our stockholders;

•	our stockholders may take action only at a meeting of the stockholders and not by written consent;

•	our stockholders must comply with advance notice procedures in order to nominate candidates for election to the Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of the stockholders;

•	the Board of Directors may consider the impact of any proposed change of control transaction on constituencies other than the stockholders in determining what is in the best interest of Hewitt;

•	business combinations involving one or more persons that own or intend to own at least 15% of the voting stock must be approved by the affirmative vote of holders of at least 75% of the voting stock, unless the consideration paid in the business combination is generally the highest price paid by these persons to acquire the voting stock or a majority of the directors unaffiliated with these persons who were directors prior to the time these persons acquired their shares approve the transaction; and

•	the stockholders may amend or repeal the provisions of the certificate of incorporation and the by-laws regarding change of control transactions and business combinations only by a vote of holders of two-thirds of the outstanding common stock at that time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire complex comprises 11 buildings on two campuses and approximately 2.2 million square feet. As of September 30, 2006, we had a total of 88 offices in 33 countries and 4 additional offices in 2 additional countries through joint ventures and minority investments. We do not own any significant real property, but lease office space, typically, under long-term leases. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

From time to time the Company is a party to lawsuits, arbitrations and mediations arising in the ordinary course of business. We are also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

The Company does not believe that any pending matter will have a material adverse effect on its financial condition or results of operation. However, litigation in general and the outcome of any matter in particular can not be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “HEW”. The following table sets forth the range of high and low sales price for each quarter for the last two fiscal years.

	Fiscal 2005
	High	Low
1st Quarter	$32.30	$25.32
2nd Quarter	$31.60	$26.25
3rd Quarter	$28.08	$23.94
4th Quarter	$29.21	$26.27

	Fiscal 2006
	High	Low
1st Quarter	$28.15	$24.50
2nd Quarter	$29.75	$24.76
3rd Quarter	$30.23	$20.60
4th Quarter	$24.30	$19.01

Holders of Record

In July 2006, the Company’s Class B stockholders who were parties to the Stockholders’ Agreement agreed to terminate that agreement which provided for, among other things, block voting of Class B common stock. The Company’s Certificate of Incorporation contains provisions identical to those in the Stockholders’ Agreement with respect to voting which apply to both the Class B and Class C shares. Following termination of the Stockholders’ Agreement, effective July 31, 2006, 34,703,814 shares of Class B common stock and 2,892,943 shares of Class C common stock were converted into an aggregate of 37,596,757 shares of Class A common stock. As a result, effective as of that date, the Company had no Class B or Class C shares outstanding.

As of October 31, 2006, there were 835 stockholders of record of our Class A common stock as furnished by our Stock Transfer Agent and Registrar, Computershare. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders is difficult to estimate with precision, but would be higher than the number of registered stockholders of record.

Dividend Policy

We have not paid cash dividends on our common stock. Our Board of Directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, capital requirements, terms of our financing arrangements and such other factors as the Board of Directors deems relevant.

Share Repurchases

The following table provides information about Hewitt’s share repurchase activity for the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2006 (1) Class A	183,946	$22.52	—	$—
August 1 - 31, 2006 (1) Class A	—	—	—	$—
September 1, – 30, 2006 (1) Class A	3,108	$22.44	—	$—

Total Shares Purchased: Class A	187,054	$22.52	—	$—

(1)	Shares purchased represent shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share from July 1, 2006 through September 30, 2006 represents a weighted average of the closing stock prices on the dates the shares were withheld.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere herein.

	2006 (1)	2005 (2)	2004	2003 (3)	2002 (4)(5)
	(In millions except for share and per share amounts)
Fiscal Year ended September 30:
Total revenues	$2,857	$2,890	$2,257	$2,030	$1,750
Operating (loss) income	(64)	234	223	178	240
Net (loss) income	(116)	135	123	94	190
(Loss) income per share
Basic	$(1.08)	$1.21	$1.28	$0.99	$(0.27)
Diluted	$(1.08)	$1.19	$1.25	$0.97	$(0.27)

As of September 30:
Cash and cash equivalents and short-term investments	$449	$218	$313	$228	$136
Working capital	429	300	425	284	200
Total assets	2,768	2,657	1,808	1,604	1,345
Long-term portion of debt and capital lease obligations	255	287	201	219	236
Stockholders’ equity	1,256	1,311	859	690	533

(1)	In fiscal 2006 we recorded non-cash charges of $264 million related to our HR BPO business.
(2)	On October 1, 2004, we completed a merger with Exult, Inc. and its results are included in our results from that date. See Note 4 to the consolidated financial statements for additional information on this merger.
(3)	On June 5, 2003, we acquired Cyborg Worldwide, Inc., and on June 15, 2003, we acquired substantially all of the assets of Northern Trust Retirement Consulting LLC. Their results are included in our results from the respective acquisition dates.
(4)	On June 5, 2002, we acquired the benefits consulting business of Bacon & Woodrow Ltd. and its results are included in our results from that date.
(5)	Prior to our transition to a corporate structure, we operated as a limited liability company through May 31, 2002. As a limited liability company, results prior to May 31, 2002 do not include (i) compensation for services rendered by the owners or (ii) firm-level income tax expense. The loss per share in fiscal 2002 is based on earnings during the four month period from May 31, 2002 through September 30, 2002 and was generated primarily from several one-time charges incurred in connection with the transition to a corporate structure and compensation expense related to the initial public offering restricted stock through September 30, 2002. Similarly, common stock is weighted from May 31, 2002 and not from the beginning of the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described above, in “Disclosure Regarding Forward-Looking Statements” which appears in Part 1 and in Item 1A. “Risk Factors” which appears elsewhere in this Annual Report.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2006” or “fiscal 2006” means the twelve-month period that ended September 30, 2006. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, included elsewhere in this Annual Report. Certain prior period amounts have been reclassified to conform to the current year presentation.

Overview

In fiscal 2006, the Company focused on achieving more profitable growth and stabilizing the HR BPO business while continuing to provide high quality service to existing and new clients. During the year, overall operating results were favorably impacted by direct net revenue growth (excluding third party supplier revenue) of 3.4%. We experienced marketplace improvement during the year for both Benefits Outsourcing and Consulting. Benefits Outsourcing saw strong demand from both new and existing clients as well as one-time project work. While it is still early to predict continued strength in the overall demand for standalone Benefits Outsourcing services, we are encouraged by the renewed interest this fiscal year. Consulting revenue growth was driven by higher demand for Talent and Organization Consulting as well as the Communication service areas. Market demand for consulting based services was strong across all regions.

Although we saw solid performance in Consulting and Benefits Outsourcing, we faced a number of challenges in our HR BPO business. In the current year, we recorded non-cash charges of $264 million related to the HR BPO business which consisted of the following:

•	$172 million impairment of goodwill reflecting the lower expected profitability of several existing contracts as well as the Company’s revised expectations surrounding new clients,

•	$73 million aggregate loss provision for certain existing contracts due to higher than expected costs to be incurred over the life of the contract. The expected higher costs resulted from challenges in the early phases of adding new services for these contracts resulting in higher than expected implementation and future ongoing costs,

•	$10 million impairment related to the termination of a client contract, and

•	$9 million impairment of long-lived assets primarily related to lower expected utilization of an acquired asset.

These non-cash charges directly impacted the current fiscal year financial results. A majority of these costs were recorded in the third quarter when management deemed it necessary to revise expected revenues and costs associated with both its existing and future contracts as the HR BPO business was experiencing higher implementation and operating costs than anticipated on a number of its multi-service contracts. In addition, the Company revised its expectations surrounding the number of new clients and their relative size to allow time to stabilize existing client contracts and strategize on future contracts. We continue to closely monitor the progress of each of our existing HR BPO contracts.

This year’s results also reflect increases in compensation and related expenses driven by both higher levels of performance and stock-based compensation as well as an increase in headcount and contractor spend within the Outsourcing segment as we addressed implementation and ongoing support issues with certain clients. Additionally, we adopted SFAS 123(R), Share-Based Payment, in the current year which resulted in our expensing of stock options.

Operationally, during the year, we completed our internal reorganization focused on improving the way our business units work together, share knowledge and leverage resources. Within both of our business segments, we created global leadership groups better positioned to take advantage of emerging opportunities in the global marketplace. We also completed a number of strategic and operational organization changes which impacted the way we historically reported our segment results. See Note 22 to the consolidated financial statements for additional information on Segments and Geographic Data. We reduced our U.S. associate workforce in selected areas and redeployed associates to other roles within the Outsourcing segment to better align our resources to improve our execution on existing clients and to support new client growth.

During 2006, the Company experienced senior leadership changes including the appointment of Russell P. Fradin as chairman and chief executive officer, the appointment of John J. Park as the Company’s chief financial officer and the resignation of Bryan J. Doyle, the Company’s president of Outsourcing and a member of the Company’s Board of Directors. The Company internally filled the Outsourcing position with an acting president.

For further discussion of how these items impacted our results across the Company, please see our discussion of Consolidated and Segment results below.

CONSOLIDATED RESULTS

The following table sets forth our historical results of operations.

	Year Ended September 30,		% Change	% of Net Revenues
(in thousands)	2006	2005		2006	2005
Revenues:
Revenues before reimbursements (net revenues) (1)	$2,788,722	$2,831,507	(1.5)%
Reimbursements	68,439	58,143	17.7

Total revenues	2,857,161	2,889,650	(1.1)

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,790,346	1,628,949	9.9	64.2	57.5
Goodwill and asset impairment	255,873	9,615	2561.2	9.2	0.3
Initial public offering restricted stock awards	9,397	17,355	(45.9)	0.3	0.6
Reimbursable expenses	68,439	58,143	17.7	2.5	2.1
Other operating expenses	642,609	781,138	(17.7)	23.0	27.6
Selling, general and administrative expenses	154,564	160,175	(3.5)	5.6	5.7

Total operating expenses	2,921,228	2,655,375	10.0	104.8	93.8

Operating (loss) income	(64,067)	234,275	(127.3)	(2.3)	8.3

Other income (expense), net	4,497	(13,760)	132.7	0.2	(0.5)

(Loss) income before income taxes	(59,570)	220,515	(127.0)	(2.1)	7.8

Provision for income taxes	56,368	85,783	(34.3)	2.1	3.0

Net (loss) income	$(115,938)	$134,732	(186.1)%	(4.2)%	4.8%

(1)	Net revenues include $113,399 and $244,006 of third party supplier revenues for the year ended September 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The decrease in net revenues was primarily driven by a significant decline in third party supplier revenues resulting from the termination of an Outsourcing client contract in the prior year. Excluding third party supplier revenue, direct revenue grew 3.4%. This increase is primarily due to Consulting growth in both the Talent and Organization Consulting services in North America as well as the Asia Pacific Regions and Benefits Consulting particularly in Europe. Outsourcing direct revenues improved as a result of increased services to existing clients as well as increased one-time project work in Benefits Outsourcing. Net revenues, excluding third party supplier revenues and after adjusting for foreign currency translation losses of approximately $5 million and the net effects of acquisitions and dispositions of approximately $8 million, increased 3.3% as compared to the prior-year period.

Compensation and Related Expenses

The increase over prior year primarily relates to $79 million of higher performance-based compensation than in the prior year, $48 million of higher wages due to headcount and cost of living increases, $39 million incremental stock-based compensation expense, including expense related to the fiscal 2006 grants of restricted stock and the expensing of stock options under SFAS 123 (R), as well as $11 million of expense related to anticipated losses on certain HR BPO contracts. These increases were partially offset by higher levels of deferred contract costs related to the Outsourcing segment in the current year.

Goodwill and Asset Impairment

During the year the Company recognized $256 million of impairment charges related to the HR BPO business within the Outsourcing segment. The non-cash charges consisted of $172 million of goodwill impairment, $62 million of asset impairment for certain existing contracts due to higher than expected costs to be incurred over the life of the contract, $13 million of asset impairment resulting from the termination of a client contract and $9 million of long-lived asset impairment primarily due to lower than expected utilization of an acquired asset.

Initial Public Offering Restricted Stock Awards

In connection with our initial public offering on June 27, 2002, we granted approximately 5.8 million shares of Class A restricted stock and restricted stock units to our employees. Compensation and related payroll tax expenses of approximately $110 million were recorded as initial public offering restricted stock award expense from June 27, 2002 through September 30, 2006. The grants fully vested on June 27, 2006.

Other Operating Expenses

The decrease in other operating expenses is primarily driven by a significant decrease in the third party supplier costs due to a terminated client contract in the prior year.

Selling, General and Administrative Expenses

As a percentage of net revenues, selling, general and administrative (“SG&A”) expenses were consistent period over period.

Other Income (Expense), Net

This year, we recognized a gain of $7 million in connection with a contribution of our German retirement and financial management business in exchange for an increased investment in a German actuarial business. This gain as well as higher interest income, due to increased operating cash flows, accounted for the majority of the year-over-year increase.

Income Tax Provision

Our consolidated effective income tax rate was 94.6% for the year ended September 30, 2006, as compared to 38.9% for the comparable prior-year period. We identify items which are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Additionally, tax legislation and tax examinations in the jurisdictions in which we do business may change our effective tax rate in future periods. While such changes cannot be predicted, if they occur, the impact on our tax assets, obligations and liquidity will need to be measured and recognized in the financial statements.

In fiscal 2006 a number of significant items including a non-deductible goodwill impairment charge, the net impact of reserve activity as well as a reduction of deferred tax assets related to certain foreign entities impacted the current year rate. In addition, we provided $3 million of additional deferred tax assets associated with acquisitions. This deferred tax asset was recorded as a reduction to goodwill.

Fiscal Years Ended September 30, 2005 and 2004

As a result of the merger with Exult on October 1, 2004, the results of operations for the years ended September 30, 2005 and 2004 are not comparable. In order to provide a more meaningful discussion of our 2005 results, the following table presents the audited historical results of Hewitt for the year ended September 30, 2005 and 2004 as well as the unaudited pro forma results for the year ended September 30, 2004, as if the merger and consolidation had occurred on October 1, 2003. The unaudited pro forma combined income statement is presented for comparison purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the dates specified, or that may be expected to occur in the future. Additionally, the unaudited combined pro forma income statement does not assume any benefits from cost savings or synergies and does not reflect any integration costs that the combined company realized or incurred after the merger. The discussion that follows is based upon comparing fiscal 2005 results with pro forma 2004 results. For a more detailed discussion of our pro forma results of operations, including reclassifications and adjustments, please refer to the “Pro Forma Results Reconciliation” later in this section.

	Year Ended September 30,			% Change 2005 to Pro forma 2004	% of Net Revenues
(in thousands)	2005	Pro forma 2004	2004		2005	Pro forma 2004
Revenues:
Revenues before reimbursements (net revenues) (1)	$2,831,507	$2,657,425	$2,199,855	6.6%
Reimbursements	58,143	57,545	57,545	1.0

Total revenues	2,889,650	2,714,970	2,257,400	6.4

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,628,949	1,585,540	1,412,908	2.7	57.5	59.7
Goodwill and asset impairment	9,615	—	—	100.0	0.3	—
Initial public offering restricted stock awards	17,355	16,733	16,733	3.7	0.6	0.6
Reimbursable expenses	58,143	57,545	57,545	1.0	2.1	2.2
Other operating expenses	781,138	684,487	427,085	14.1	27.6	25.8
Selling, general and administrative expenses	160,175	159,298	120,296	0.6	5.7	5.9

Total operating expenses	2,655,375	2,503,603	2,034,567	6.1	93.8	94.2

Operating income	234,275	211,367	222,833	10.8	8.3	8.0

Other expense, net	(13,760)	(16,964)	(14,974)	18.9	(0.5)	(0.7)

Income before income taxes	220,515	194,403	207,859	13.4	7.8	7.3

Provision for income taxes	85,783	79,705	85,015	7.6	3.0	3.0

Net income	$134,732	$114,698	$122,844	17.5%	4.8%	4.3%

(1)	Net revenues include $244,006 and $192,164 of third party supplier revenues for the year ended September 30, 2005 and 2004, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The 6.6% revenue growth was primarily related to increased services to new and existing clients in our HR BPO business, an increase of $52 million in HR BPO related third party supplier revenues, and, to a lesser extent, increases in revenue from our Benefits Outsourcing business as well as growth in our Consulting segment. Retirement and Financial Management services grew in all regions, particularly in Europe and North America, and Talent and Organization Consulting services grew year-over-year, primarily outside of North America. Adjusting for the net favorable effects of foreign currency translation of approximately $27 million and the favorable effects of the prior-year acquisitions of approximately $18 million, net revenues grew 5.0% over the pro forma prior-year period.

Compensation and Related Expenses

The increase over the prior year was primarily driven by increased headcount within the Outsourcing segment to support the growth in the HR BPO business being partially offset by lower levels of performance-based compensation and lower discretionary benefit plan expense.

Goodwill and Asset Impairment

During fiscal 2005 the Company recorded a customer relationship intangible impairment charge of approximately $10 million related to two terminated client contracts.

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

Other Operating Expenses

The $97 million year-over-year increase in other operating expenses primarily reflects a higher mix of HR BPO services provided through contracted third party vendors and increased client service delivery expenses in HR BPO and Benefits Outsourcing.

Selling, General and Administrative Expenses

As a percentage of net revenues, selling, general and administrative expenses were consistent period over period.

Other Expense, Net

Other expense, net decreased as a result of increased interest income on short-term investments and other accrued interest income in 2005 being partially offset by an increase in interest expense due to a higher level of debt primarily in connection with the Exult merger and a term loan credit facility in the U.K. to finance the build-out of the local office.

Provision for Income Taxes

The increase in the provision for income taxes is due to higher income before income taxes in the current year partially offset by a decrease in the expected effective tax rate from 41% to 39%. The decrease in the effective tax rate primarily relates to an increase in reported earnings of our international subsidiaries and a reduction in state income tax rates due to shifts in the locations where we provide services.

SEGMENT RESULTS

We provide services through two business segments – Outsourcing and Consulting. The following table sets forth unaudited historical segment results for the periods presented.

During the first quarter of fiscal 2006, the Company completed an internal reorganization designed to streamline operations and create greater accountability throughout the Company. Although the reorganization did not change the Company’s reportable segments, it did have an impact on the revenues and costs reported within each segment as well as the level of unallocated shared service costs. The Company also began to record intersegment revenues for work performed by one segment on behalf of another. The Company has recast the fiscal 2005 results for comparative purposes.

	Year Ended September 30,
(in thousands)	2006	2005	% Change
Outsourcing
Segment revenues before reimbursements (1)	$1,983,212	$2,050,644	(3.3)%
Segment (loss) income	(77,934)	177,004	(144.0)%
Segment (loss) income as a percentage of segment revenues	(3.9)%	8.6%

Consulting
Segment revenues before reimbursements	$842,616	$802,810	5.0%
Segment income	162,297	196,388	(17.4)%
Segment income as a percentage of segment revenues	19.3%	24.5%

Total Company
Segment revenues before reimbursements (1)	$2,825,828	$2,853,454	(1.0)%
Intersegment revenues	(37,106)	(21,947)	69.1%

Revenues before reimbursements (net revenues) (1)	2,788,722	2,831,507	(1.5)%
Reimbursements	68,439	58,143	17.7%

Total revenues	$2,857,161	$2,889,650	(1.1)%

Segment income	$84,363	$373,392	(77.4)%
Charges not recorded at the segment level: Initial public offering restricted stock awards	9,397	17,355	(45.9)%
Unallocated shared service costs	139,033	121,762	14.2%

Operating (loss) income	$(64,067)	$234,275	(127.3)%

(1)	Outsourcing net revenues include $113,399 and $244,006 of third party supplier revenues for the year ended September 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

The decrease in net revenues as compared to the year ended September 30, 2005 was primarily due to a significant decrease in third party supplier revenues resulting from the loss of a HR BPO client in the prior year. Excluding third party supplier revenues and the effects of acquisitions of approximately $11 million, Outsourcing net revenues increased 2.9%. Foreign currency translation had minimal impact on the year. Increases in HR BPO client services and Benefits Outsourcing revenues as well as one-time project revenue throughout the year were partially offset by a decrease in revenue related to the termination of a client contract in the prior year.

Outsourcing segment results as a percentage of Outsourcing net revenues decreased, primarily as a result of the non-cash charges related to the HR BPO business of $172 million for goodwill impairment, $73 million for anticipated losses on certain HR BPO contracts, $10 million net asset impairment as the result of the termination of a client contract in the first quarter and $9 million for impairment of long-lived assets. The current year also included $39 million of higher performance-based compensation, $14 million of stock-based compensation related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS 123(R) as well as $7 million of severance expense. These charges were partially offset by a number of items which increased profitability this year including efficiencies driven by global sourcing, profitable one-time project work, cost savings from a significant reduction in marginally profitable third party supplier revenue and related expenses and previous restructuring activities. In addition, the year-over-year comparison was favorably impacted by a $10 million customer relationship intangible asset impairment charge recorded in the prior year.

Consulting

Consulting net revenues increased by 5.0% during the year ended September 30, 2006 as compared to the prior year. Adjusting for foreign currency translation losses of approximately $5 million and the net effects of acquisitions and dispositions of approximately $3 million, Consulting net revenues increased 6.0%. The majority of the increase was driven by increased demand for Benefits Consulting due to higher actuarial consulting and pension administration services as well as Talent and Organization Consulting services, particularly compensation consulting, corporate restructuring and change services. Communication consulting services also has grown due to increased support for the implementation and ongoing management of Outsourcing programs, as well as increased client demand for communications support of their employee benefit plans.

Consulting segment income as a percentage of Consulting net revenues decreased due to higher compensation resulting primarily from $39 million of higher performance based compensation in the current year as well as $17 million incremental stock-based compensation this year related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS 123(R). These items were partially offset by higher revenues in fiscal 2006.

Fiscal Years Ended September 30, 2005 and 2004

Exult’s operating results are included within the Outsourcing segment. The pro forma fiscal 2004 results reflect an allocation of Exult cost center expenses which is consistent with the allocation methodology applied to our similar shared service costs. The costs of information services, human resources and direct client delivery activities provided by Hewitt’s client development function were allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and combined pro forma headcount. The addition of Exult personnel in Outsourcing resulted in a shift in allocated costs from the Consulting segment to the Outsourcing segment which is consistent with the allocation methodologies used by Hewitt for all periods presented. The following table presents our segment results for the year ended September 30, 2005, compared with our unaudited pro forma segment results for the year ended September 30, 2004 and our segment results for the year ended September 30, 2004.

Additionally, during the first quarter of fiscal 2006, the Company completed an internal reorganization designed to streamline operations and create greater accountability throughout the Company. Although the reorganization did not change the Company’s reportable segments, it did have an impact to the revenues and costs reported within each segment as well as the level of unallocated shared service costs. The Company also began to record intersegment revenues for work performed by one segment on behalf of another. The Company has recast the fiscal 2005 results for comparative purposes however, fiscal 2004 and pro forma fiscal 2004 results have not been recast as it was not practical. As a result, the fiscal 2004 and pro forma fiscal 2004 segment results do not include the movement of certain unallocated shared service costs into segment results nor the recording of intersegment revenues and are not comparable to fiscal 2005.

	Year Ended September 30,			% Change 2005 to Pro forma 2004
(in thousands)	2005	Pro forma 2004	2004
Outsourcing
Segment revenues before reimbursements (1)	$2,050,644	$1,884,945	$1,427,375	8.8%
Segment income	177,004	304,196	297,911	(41.8)%
Segment income as a percentage of segment revenues	8.6%	16.1%	20.9%

Consulting
Segment revenues before reimbursements	$802,810	$772,480	$772,480	3.9%
Segment income	196,388	128,727	126,064	52.6%
Segment income as a percentage of segment revenues	24.5%	16.7%	16.3%

Total Company
Segment revenues before reimbursements (1)	$2,853,454	$2,657,425	$2,199,855	7.4%
Intersegment revenues	(21,947)	—	—	100.0%

Revenues before reimbursements (net revenues) (1)	2,831,507	2,657,425	2,199,855	6.6%
Reimbursements	58,143	57,545	57,545	1.0%

Total revenues	$2,889,650	$2,714,970	$2,257,400	6.4%

Segment income	$373,392	$432,923	$423,975	(13.8)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	17,355	16,733	16,733	3.7%
Unallocated shared service costs	121,762	204,823	184,409	(40.6)%

Operating income	$234,275	$211,367	$222,833	10.8%

(1)	Outsourcing net revenues include $244,006 and $192,164 of third party supplier revenues for the year ended September 30, 2005 and 2004, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

Fiscal 2005 segment revenues before reimbursements include approximately $28 million of recast adjustments mainly related to the realignment of certain business units and the recording of intersegment revenue. Considering the recast adjustments of $28 million, Outsourcing segment revenues before reimbursements increased by 7.3%, to $2,023 million for the year ended September 30, 2005, from $1,885 million in the pro forma prior year. The revenue growth was due, in part, to the addition of revenues from the 2004 acquisitions as well as the effects of foreign currency translation. Excluding the favorable effects of the 2004 acquisitions of approximately $16 million and the net favorable effects of foreign currency translation of approximately $12 million, Outsourcing net revenues increased 5.5%. This increase was primarily due to increased services to new and existing clients in our HR BPO business, which included an increase in subcontracted third party supplier revenues of $52 million, and, to a lesser extent, increases in revenue from our stand-alone Benefits Outsourcing business. Growth in the stand-alone Benefits Outsourcing business primarily related to a change in service mix toward higher revenue generating administrative services, and was partially offset by the planned re-pricing of some older contracts to current market prices.

Fiscal 2005 segment income includes approximately $76 million of recast adjustments mainly related to the realignment of the sales group, shared service practice and certain business units to the segment as well as recording intersegment expense. Considering the recast adjustments, Outsourcing segment income decreased 16.7%, to $253 million in the year ended September 30, 2005, from $304 million in the pro forma prior year and segment income as a percentage of net revenues decreased to 12.6% in 2005, from 16.1% in the pro forma prior-year period. Included in the fiscal 2005 results was a $10 million customer relationship intangible asset impairment charge related to two Outsourcing contracts and Exult retention-related awards expense of $13 million offset in part by the addition of the 2004 acquisitions which contributed $3 million of operating income in 2005. Fiscal 2005 segment income also benefited from lower performance-based compensation and discretionary benefit plan expenses for Outsourcing personnel of $16 million and $12 million, respectively, than in the pro forma prior-year period. After excluding the effect of these items, Outsourcing margins decreased due to higher losses on early stage HR BPO contracts, a higher mix of third-party supplier revenues, a higher than anticipated level of expense including the build-out of our global delivery capabilities, and lower Benefits Outsourcing margins. Benefits margins were down modestly primarily due to re-pricing of some older contracts to market prices and to a lesser extent by higher client service delivery costs in the year.

Consulting

Fiscal 2005 segment revenues before reimbursements include approximately $15 million of recast adjustments mainly related to the realignment of certain business units and the recording of intersegment revenue. Considering the recast adjustments, Consulting net revenues increased by 5.8%, to $818 million in the year ended September 30, 2005, from $772 million in the pro forma prior year. A portion of this growth was due to the net favorable effect of foreign currency translation of approximately $15 million and the favorable effect of the acquisitions of a majority interest in our Puerto Rico operations and a pension management business in The Netherlands of approximately $2 million. Adjusting for the effects of foreign currency and the 2004 acquisitions, Consulting net revenues increased by 3.7% in 2005, as compared to the pro forma prior year. For the year ended September 30, 2005, the increase was primarily due to growth in retirement and financial management, primarily in Europe and North America, and talent and organization consulting services primarily outside North America.

Fiscal 2005 segment income includes approximately $26 million of recast adjustments mainly related to the realignment of the sales group, shared service practice and certain business units to the segment as well as recording intersegment expense. Considering the recast adjustments, Consulting segment income increased by 31.9%, to $170 million in the year ended September 30, 2005, from $129 million in the pro forma prior year and segment margin increased to 20.8% from 16.7%. The increase in margins was primarily due to lower performance-based compensation and lower discretionary benefit plan expenses for Consulting personnel of $26 million and $4 million, respectively, than in the pro forma prior-year period. After excluding the effect of these items, margin increased in 2005 over the pro forma prior year primarily in Retirement and Financial Management and Talent and Organization Consulting services due largely to higher revenues in these practices, while leveraging the existing cost base.

Critical Accounting Policies and Estimates

Conforming with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this Annual Report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances change; however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition and client contract loss reserves, deferred contract costs and revenues, performance-based compensation, accounts receivable and unbilled work in process, goodwill and other intangible assets, retirement plans and income taxes.

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

Deferred Contract Costs and Deferred Contract Revenues

For long-term Outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For Outsourcing services sold separately or accounted for as a separate unit of accounting; specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. For Outsourcing services that are accounted for as a combined unit of accounting; specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from our clients either up-front or over the ongoing services period in the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the contract ongoing services period. If a client terminates an Outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded if necessary and any remaining deferred implementation revenues and costs would then be recognized into earnings through the termination date.

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable or unbilled work in process to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due or unbilled work in process is not billed. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. A key factor mitigating this risk is our diverse client base. For the years ended September 30, 2006, 2005 and 2004, no single client accounted for more than 10% of our total revenues.

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

Stock-based Compensation

Our employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all stock-based compensation awards using a fair value method and recognize the related compensation cost in its financial statements. On October 1, 2005 the Company adopted SFAS 123(R) using the modified prospective method. Upon the adoption of SFAS 123(R), the Company recognized an immaterial one-time gain in compensation and related expenses related to the requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. The Company has also elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are initially recorded as Class A common stock and additional paid-in capital on the balance sheet. The Company recognizes compensation expense, net of estimated forfeitures on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer for four years from the grant date.

The Company also granted nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. The Company applies the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures on a straight-line basis so that the award is fully expensed at the vesting date. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a term of ten years.

Prior to October 1, 2005, we accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allowed companies to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Under APB 25, no compensation expense was recognized for non-qualified stock option awards as the exercise price of the awards on the date of grant was equal to the current market price of the Company’s stock. However, we did recognize compensation expense in connection with the issuance of restricted stock and restricted stock units.

New Accounting Pronouncements

The information required by this Item is provided in Note 2 of the notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Pro Forma Results Reconciliation

The following unaudited pro forma combined income statement with explanatory notes presents combined unaudited statements of operations of Hewitt and Exult for the year ended September 30, 2004, giving effect to the merger as if it had been completed on October 1, 2003, the beginning of Hewitt’s 2004 fiscal year. The unaudited pro forma combined income statement has been derived from and should be read in conjunction with the historical consolidated financial statements and the related notes of both Hewitt and Exult. The unaudited pro forma combined financial information shows the impact of the merger with Exult on Hewitt’s historical results of operations applying the purchase method of accounting. Under this method of accounting, the results of operations of Hewitt and Exult were combined from the merger date forward.

The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the merger actually taken place as of the date specified, or that may be expected to occur in the future. It does not assume any benefits from cost savings or synergies and it does not reflect any integration costs that the combined company realized or incurred after the merger. The unaudited pro forma combined income statement reflects the estimated effect of Exult’s adoption of Hewitt’s accounting policy of recognizing revenue described in “Critical Accounting Policies and Estimates” above. Exult’s policy was to recognize revenue for long-term, multi-deliverable process management contracts based on the proportion of contract costs incurred to date to the then-current estimates of total contract costs. The effect of changes to total estimated contract revenues or costs was recognized in the period in which the determination was made that facts and circumstances dictated a change of estimate. For a more detailed description of Hewitt’s and Exult’s revenue recognition policies, please refer to the historical consolidated financial statements and the related notes of Hewitt and Exult. Amounts are in thousands, unless otherwise noted.

Pro Forma Combined Income Statement

(unaudited)

	Year Ended September 30, 2004
(Dollars in thousands except share and per share amounts)	Hewitt	Exult	Exult Reclassifications	Pro Forma Adjustments		Hewitt/Exult Pro Forma Combined
Revenues:
Revenues before reimbursements (net revenues)	$2,199,855	$465,759	$(42)	$(7,223	)(A)	$2,657,425
				(14,796	)(B)
				13,872	(C)
Reimbursements	57,545	—	—	—		57,545

Total revenues	2,257,400	465,759	(42)	(8,147)		2,714,970

Operating Expenses:
Cost of revenues	—	450,266	(450,266)	—		—
Compensation and related expenses, excluding initial public offering restricted stock awards	1,412,908	—	178,520	(5,300	)(D)	1,585,540
				(1,394	)(E)
				806	(E)

Initial public offering restricted stock awards	16,733	—	—	—		16,733
Reimbursable expenses	57,545	—	—	—		57,545
Other operating expenses	427,085	—	285,431	(14,796	)(B)	684,487
				(15,652	)(C)
				8,560	(C)
				(12,724	)(F)
				6,583	(F)
Selling, general and administrative expenses	120,296	48,254	(13,311)	(278	)(C)	159,298
				11,368	(C)
				(7,031	)(D)

Total operating expenses	2,034,567	498,520	374	(29,858)		2,503,603

Operating income (loss)	222,833	(32,761)	(416)	21,711		211,367

Other expense, net	(14,974)	(1,363)	416	(444	)(G)	(16,964)
				3,336	(H)
				(3,935	) (H)

Loss from continuing operations before income taxes		(34,124)
Income before income taxes	207,859		—	20,668		194,403

Provision for income taxes	85,015	411	—	(5,721	)(I)	79,705

Loss from continuing operations		$(34,535)

Net income	$122,844		$—	$26,389		$114,698

Earnings per share:
Basic	$1.28					$0.97
Diluted	$1.25					$0.95

Weighted average shares:
Basic	96,031,389			22,092,826	(J)	118,124,215
Diluted	97,950,088			22,283,761	(J)	120,233,849

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

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to debt and equity capital markets.

Summary of Cash Flows	Year Ended September 30,
(in thousands)	2006	2005	2004
Cash provided by operating activities	$381,018	$338,252	$234,215
Cash (used in) provided by investing activities	(387,274)	54,203	(133,713)
Cash used in financing activities	(16,660)	(358,520)	(44,619)
Effect of exchange rates on cash and cash equivalents	3,916	(688)	1,013

Net (decrease) increase in cash and cash equivalents	(19,000)	33,247	56,896
Cash and cash equivalents at beginning of period	157,928	124,681	67,785

Cash and cash equivalents at end of period	$138,928	$157,928	$124,681

The Company is able to meet its cash requirements for operations, anticipated growth and capital expansion. Cash, cash equivalents and short-term investments were $449 million, $218 million and $313 million as of September 30, 2006, 2005 and 2004, respectively. The Company intends to fund working capital requirements, principal and interest payments, acquisitions (if any) and other liabilities with cash provided by operations, to the extent available, supplemented by short-term and long-term borrowing under new and existing credit facilities.

In our opinion, debt to total capital provides useful information as to how the Company finances its operations as well as insight into our capital structure and overall leverage levels. Our definition of debt to total capital, which is a non-GAAP financial measure, takes into consideration debt, including capital and operating leases as well as stockholders’ equity. Operating leases, included as a component of debt for purposes of calculating this metric and is estimated as a multiple of rent expense, were approximately $546 million, $585 million and $565 million as of September 30, 2006, 2005 and 2004, respectively. The Company’s ratio of debt to total capital was 40.85%, 41.33% and 47.73% at September 30, 2006, 2005 and 2004, respectively. In fiscal 2006 our debt to total capital ratio improved primarily as a result of debt payments partially offset by non-cash charges recorded during the year. During the fiscal year, repayment on debt exceeded borrowings by approximately $20 million mainly as a result of strong net cash provided by operating activities. The improvement in debt to total capital in fiscal 2005 was due to a significant increase in our total capital primarily from the merger with Exult, partially offset by debt acquired in the merger.

Operating activities: The increase in cash provided in fiscal 2006 was primarily due to a lower level of performance-based compensation paid this year for prior-year results than was paid in the prior year partially offset by a decrease in accounts payable. The increase in fiscal 2005 over fiscal 2004 was primarily attributable to increased cash collections of receivables and advance billings, higher income from operations before non-cash items, higher up-front implementation fees, non-recurring refund of prepaid rent and fees for renegotiating certain real estate terms, partially offset by higher annual performance-based compensation paid out in fiscal 2005, and increased expenditures related to deferred contract costs and higher income tax payments.

Investing activities: The increase in cash used in investing activities resulted from approximately $463 million of proceeds received from the sale of short-term investments in the prior year primarily to fund the Company’s share repurchases in 2005 as well as an increase in the purchase of short-term investments in the current year as a result of higher cash balances. These activities were partially offset by lower capital expenditures, primarily on computer equipment, this year. The increase in cash provided in fiscal 2005 compared to fiscal 2004 primarily reflects a lower level of short-term investment purchases in 2005 partially offset by higher expenditures for new computers, equipment including mainframe computer and disk storage upgrades, new servers, personal computers, telecommunications equipment and software enhancements.

Financing activities: The decrease in cash used in financing activities was primarily due to the higher share repurchases in the prior year as a result of the Company’s share repurchase program and tender offer in the first half of 2005, offset in part by higher net repayments of short-term borrowings and other debt in the current year. The increase in the use of cash in fiscal 2005 over fiscal 2004 was primarily due to repurchases of our common stock though open market repurchases and the tender offer in the second quarter of 2005, an increase in repayments of debt, partially offset by increased short term borrowings.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

At September 30, 2006 the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of September 30, 2006 was approximately $222 million. Additional information on the Company’s borrowings and available credit is included in Note 10 and Note 11 to the consolidated financial statements.

Contractual Obligations

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and other long-term liabilities. The following table shows the minimum payments required under existing agreements which have initial or remaining non-cancelable terms in excess of one year as of September 30, 2006.

Contractual Obligations

	Payments Due in Fiscal Year
			2008-	2010-
	Total	2007	2009	2011	Thereafter
	(in millions)
Operating leases (1)	$718	$86	$154	$134	$344

Capital leases (2):
Principal	76	4	10	12	50
Interest	35	6	10	8	11

	111	10	20	20	61

Debt (3):
Principal	250	63	28	153	6
Interest	34	11	15	8	—

	284	74	43	161	6
Purchase commitments (4)	100	33	57	10	—
Other long-term obligations (5)	67	8	15	10	34

Total contractual obligations	$1,280	$211	$289	$335	$445

(1)	We have various third party operating leases for office space, furniture and equipment such as copiers, servers and disk drives with terms ranging from one to twenty years. Refer to Note 12 to the consolidated financial statements for additional information on operating leases.
(2)	We have various telecommunications equipment installment notes under capital lease which are payable over three- to five-years and are secured by the related equipment. Refer to Note 12 to the consolidated financial statements for additional information on capital leases.
(3)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. Convertible debt is included at its face value. The amounts include interest on both fixed and variable interest rate debt. The current rate as of September 30, 2006 is assumed for the variable rate debt. See Note 10 and Note 11 to the consolidated financial statements for additional information regarding our debt.
(4)	Purchase commitments include, among other things, telecommunication usage, software licenses, consulting contracts and insurance coverage obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.
(5)	Other long-term obligations consist primarily of payments for pension plans, post retirement benefit plans, and other long-term obligations. As part of our merger with Exult, we acquired certain software licenses for resale totaling approximately $11 million under a long-term arrangement which requires periodic payments through June 2009.

Off-Balance Sheet Arrangement

We do not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our consolidated financial statements.

Self-Insurance

We established a captive insurance subsidiary in fiscal 2003 as a way to self-insure against certain business risks and losses. The captive insurance subsidiary has issued policies to cover the deductible and an excess portion of various insured exposures, including the deductible portions of our workers compensation and professional liability insurance. We carry an umbrella policy to cover exposures in excess of our deductibles.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, we may enter into foreign currency forward contracts in the future should business conditions require. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2006, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term investments and variable interest rate debt.

Our portfolio of cash and cash equivalents and short-term investments is designed for safety of principal and liquidity. We invest in highly rated money market investments and debt securities and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. The investment portfolio consists primarily of fixed income securities such as commercial paper, corporate notes, asset-backed securities, U.S. treasuries and agencies and auction rate municipal bonds. Our portfolio earned interest at an average rate of 5.73% during the year ended September 30, 2006. A one percentage point change would have impacted our interest income by approximately $2.7 million for the year ended September 30, 2006.

Our short-term debt with a variable rate consists of our unsecured lines of credit and a term credit loan facility. Our variable interest rate debt had an effective interest rate of 6.40% during the year ended September 30, 2006. A one percentage point increase would have increased our interest expense related to all outstanding variable rate debt, by approximately $0.4 million for the year ended September 30, 2006.

Foreign exchange risk

For the year ended September 30, 2006, revenues from U.S. operations as a percent of total revenues were 78.4%. Unrealized foreign currency translation gains were $2.8 million for the year ended September 30, 2006, and were primarily due to the changes in the value of the British pound sterling relative to the U.S. dollar over the prior year. We have not entered into any foreign currency forward contracts for speculative or trading purposes.

Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling and more recently, the Canadian dollar. Approximately 12% of our net revenues for the year ended September 30, 2006, were from the United Kingdom. Approximately 5% of our net revenues for the year ended September 30, 2006, were from Canada. Changes in these foreign exchange rates can have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the year ended September 30, 2006, would have impacted our operating loss by approximately $0.3 million for the year ended September 30, 2006. A 10% change in the average exchange rate for the Canadian dollar would have impacted our operating loss by approximately $0.4 million for the year ended September 30, 2006.

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

As required under this Item 9A, the management report titled “Management’s Assessment of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” appear on pages 45 and 46 of this Annual Report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

The Company has no information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the Proxy Statement under the headings “Election of Directors” and “Directors and Officers” (hereby incorporated by reference) for this information.

Item 11. Executive Compensation

Reference is made to the Proxy Statement under the headings “Executive Compensation” and “Director Compensation” (hereby incorporated by reference) for this information.

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

Item 14. Principal Accounting Fees and Services

Reference is made to the Proxy Statement under the heading “Audit Fees” (hereby incorporated by reference) for this information.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

The financial statements listed on the Index to Financial Statements (page 44) are filed as part of this Annual Report.

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 86 through 91) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

By:	/s/ JOHN J. PARK
John J. Park
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of November 2006:

/s/ RUSSELL P. FRADIN	/s/ MICHELE M. HUNT
Russell P. Fradin	Michele M. Hunt
Chairman and Chief Executive Officer	Director
(Principal executive officer)

/s/ JOHN J. PARK	/s/ JAMES P. KELLY
John J. Park	James P. Kelly
Chief Financial Officer	Director
(Principal financial and accounting officer)

/s/ STEVEN A. DENNING	/s/ CARY D. McMILLAN
Steven A. Denning	Cary D. McMillan
Director	Director

/s/ CHERYL A. FRANCIS	/s/ THOMAS J. NEFF
Cheryl A. Francis	Thomas J. Neff
Director	Director

/s/ JULIE S. GORDON	/s/ STEVEN P. STANBROOK
Julie S. Gordon	Steven P. Stanbrook
Director	Director

/s/ MICHAEL E. GREENLEES
Michael E. Greenlees
Director

MANAGEMENT’S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment using those criteria, as of September 30, 2006, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended September 30, 2006, 2005 and 2004 and has attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. Their report is presented on the following page. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

HEWITT ASSOCIATES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Hewitt Associates, Inc. (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewitt Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hewitt Associates, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hewitt Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Hewitt Associates, Inc. as of September 30, 2006 and 2005, and for each of the three years in the period ended September 30, 2006, and our report dated November 13, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
November 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hewitt Associates, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board No. 123(R) during the first quarter of fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewitt Associates, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
November 13, 2006

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$138,928	$157,928
Short-term investments	310,527	59,693
Client receivables and unbilled work in process, less allowances of $25,333 and $23,922 at September 30, 2006 and 2005, respectively	622,270	595,691
Prepaid expenses and other current assets	72,986	83,762
Funds held for clients	83,026	97,907
Deferred income taxes, net	17,096	5,902

Total current assets	1,244,833	1,000,883

Non-Current Assets:
Deferred contract costs	289,654	253,505
Property and equipment, net	411,205	413,872
Other intangible assets, net	242,108	261,999
Goodwill	544,922	694,370
Other non-current assets, net	34,956	32,711

Total non-current assets	1,522,845	1,656,457

Total Assets	$2,767,678	$2,657,340

LIABILITIES
Current Liabilities:
Accounts payable	$31,256	$57,412
Accrued expenses	194,736	165,632
Funds held for clients	83,026	97,907
Advanced billings to clients	176,563	156,257
Accrued compensation and benefits	263,143	171,486
Short-term debt	32,246	21,858
Current portion of long-term debt and capital lease obligations	34,742	30,066

Total current liabilities	815,712	700,618

Non-Current Liabilities:
Deferred contract revenues	193,638	140,474
Debt and capital lease obligations, less current portion	254,852	287,149
Other non-current liabilities	148,794	156,859
Deferred income taxes, net	98,313	60,883

Total non-current liabilities	695,597	645,365

Total Liabilities	$1,511,309	$1,345,983

Commitments and Contingencies (Notes 12 and 17)

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	September 30,
	2006	2005
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 124,932,189 and 72,970,960 shares issued, 110,822,409 and 59,456,565 shares outstanding, as of September 30, 2006 and 2005, respectively	$1,249	$730
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 45,181,849 shares issued and outstanding, as of September 30, 2005	—	452
Class C common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,540,461 shares issued and outstanding as of September 30, 2005	—	35
Restricted stock units, 98,967 units issued and outstanding, as of September 30, 2005	—	2,035
Additional paid-in capital	1,368,189	1,315,119
Cost of common stock in treasury, 14,109,780 and 13,514,395 shares of Class A common stock as of September 30, 2006 and 2005, respectively	(401,365)	(388,638)
Retained earnings	213,224	329,162
Unearned compensation	—	(17,326)
Accumulated other comprehensive income, net	75,072	69,788

Total stockholders’ equity	1,256,369	1,311,357

Total Liabilities and Stockholders’ Equity	$2,767,678	$2,657,340

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share and per share amounts)

	Year Ended September 30,
	2006	2005	2004
Revenues:
Revenues before reimbursements (net revenues)	$2,788,722	$2,831,507	$2,199,855
Reimbursements	68,439	58,143	57,545

Total revenues	2,857,161	2,889,650	2,257,400

Operating expenses:
Compensation and related expenses, excluding initial public offering restricted stock awards	1,790,346	1,628,949	1,412,908
Goodwill and asset impairment	255,873	9,615	—
Initial public offering restricted stock awards	9,397	17,355	16,733
Reimbursable expenses	68,439	58,143	57,545
Other operating expenses	642,609	781,138	427,085
Selling, general and administrative expenses	154,564	160,175	120,296

Total operating expenses	2,921,228	2,655,375	2,034,567

Operating (loss) income	(64,067)	234,275	222,833

Other income (expense), net	4,497	(13,760)	(14,974)

(Loss) income before income taxes	(59,570)	220,515	207,859

Provision for income taxes	56,368	85,783	85,015

Net (loss) income	$(115,938)	$134,732	$122,844

(Loss) earnings per share:
Basic	$(1.08)	$1.21	$1.28
Diluted	$(1.08)	$1.19	$1.25

Weighted average shares:
Basic	107,642,383	111,340,261	96,031,389
Diluted	107,642,383	113,105,722	97,950,088

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except for share and per share amounts)

									Additional Paid-in Capital			Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Compre- hensive Income (Loss)
	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units			Treasury Stock, at Cost
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount				Total
Balance at September 30, 2003	30,463,187	$305	63,420,466	$634	4,603,915	$46	173,998	$3,302	$627,329	270,294	$(6,164)	$71,586	$(45,534)	$38,557	$690,061
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	122,844	—	—	122,844
Other comprehensive income:
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,023	1,023
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	29,470	29,470

Total other comprehensive income														30,493
Total comprehensive income															153,337
Amortization of unearned compensation	—	—	—	—	—	—	—			—	—	—	15,017	—	15,017
Tax benefits from stock plans	—	—	—	—	—	—	—	—	4,014	—	—	—	—	—	4,014
Restricted stock unit vesting	45,982	—	—	—	—	—	(45,393)	(862)	866	—	—	—	—	—	4
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	256,224	(7,250)	—	—	—	(7,250)
Issuance of Class A common shares:
Employee stock options	185,234	2	—	—	—	—	—	—	4,137	—	—	—	(249)	—	3,890
Outside Directors	9,440	—	—	—	—	—	4,706	10	410	—	—	—	(140)	—	280
Rule 144 share conversions and other share conversions	1,925,405	19	(1,713,352)	(17)	(212,053)	(2)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(148,579)	(1)	—	—	—	—	(14,948)	(284)	(2,822)	—	—	—	3,107	—	—

Balance at September 30, 2004	32,480,669	325	61,707,114	617	4,391,862	44	118,363	2,166	633,934	526,518	(13,414)	194,430	(27,799)	69,050	859,353

Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	134,732	—	—	134,732
Other comprehensive income:
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,397)	(2,397)
Unrealized losses on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	(135)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	3,270	3,270

Total other comprehensive income														738
Total comprehensive income															135,470
Acquisition of Exult	22,159,921	222	—	—	—	—	—	—	653,162	—	—	—	(2,014)	—	651,370
Acquisition of Exult Warrant	—	—	—	—	—	—	—	—	973	—	—	—	—	—	973
Acquisition of Exult – issuance of restricted stock	689,823	7	—	—	—	—	15,386	412	18,492	—	—	—	(18,911)	—	—
Restricted stock award grant	3,200	—	—	—	—	—	2,000	54	79	—	—	—	(133)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	25,895	—	25,895
Tax benefits from stock plans	—	—	—	—	—	—	—	—	3,353	—	—	—	—	—	3,353
Restricted stock unit vesting	37,946	—	—	—	—	—	(37,946)	(703)	703	—	—	—	—	—	—
Purchase of Class A common shares for treasury	3,681,872	37	(3,681,872)	(37)	—	—	—	—	—	12,987,877	(375,224)	—	—	—	(375,224)
Issuance of Class A common shares:
Employee stock options	445,528	4	—	—	—	—	—	—	9,859	—	—	—	—	—	9,863
Outside Directors	13,932	—	—	—	—	—	10,908	320	430	—	—	—	(446)	—	304
Rule 144 share conversions and other share conversions	13,694,794	137	(12,843,393)	(128)	(851,401)	(9)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(236,725)	(2)	—	—	—	—	(9,744)	(214)	(5,866)	—	—	—	6,082	—	—

Balance at September 30, 2005	72,970,960	730	45,181,849	452	3,540,461	35	98,967	2,035	1,315,119	13,514,395	(388,638)	329,162	(17,326)	$69,788	1,311,357

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except for share and per share amounts)

	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount				Total
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(115,938)	—	—	(115,938)
Other comprehensive income:
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,397	2,397
Unrealized gains on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	127	127
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	2,760	2,760

Total other comprehensive income														5,284
Total comprehensive loss															(110,654)
Restricted stock award grant	2,750,481	28	—	—	—	—	—	—	(28)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	55,126	—	—	—	—	—	55,126
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—	(119)	—	—	—	—	—	(119)
Tax benefits from stock plans	—	—	—	—	—	—	—	—	(1,151)	—	—	—	—	—	(1,151)
Restricted stock unit vesting	121,520	1	—	—	—	—	—	—	(1)	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	595,385	(12,727)	—	—	—	(12,727)
Issuance of Class A common shares:
Employee stock options	647,740	6	—	—	—	—	—	—	14,531	—	—	—	—	—	14,537
Outside Directors	17,089	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Rule 144 share conversions and other share conversions	48,722,310	487	(45,181,849)	(452)	(3,540,461)	(35)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(297,911)	(3)	—	—	—	—	—	—	—	—	—	—	—	—	(3)
Adoption of SFAS 123(R) – Adjustment to remove restricted stock units and unearned compensation	—	—	—	—	—	—	(98,967)	(2,035)	(15,288)	—	—	—	17,326	—	3

Balance at September 30, 2006	124,932,189	$1,249	—	$—	—	$—	—	$—	$1,368,189	14,109,780	$(401,365)	$213,224	$—	$75,072	$1,256,369

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(115,938)	$134,732	$122,844
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	148,980	149,682	118,218
Amortization of premiums and discounts on financial instruments	1,339	1,625	—
Goodwill and asset impairment	255,879	9,615	—
Stock-based compensation	55,007	26,199	15,297
Deferred income taxes	17,906	75,260	23,217
Gain on contribution of business	(7,127)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(14,634)	11,678	(61,890)
Prepaid expenses and other current assets	21,072	(1,834)	(6,220)
Deferred contract costs	(111,517)	(90,144)	(24,427)
Other assets	1,238	(7,349)	(6,874)
Accounts payable	(27,324)	14,545	6,001
Accrued compensation and benefits	89,864	(73,800)	33,248
Accrued expenses	2,513	3,441	896
Advanced billings to clients	18,361	43,817	(391)
Deferred contract revenues	52,681	22,265	(270)
Other long-term liabilities	(7,282)	18,520	14,566

Net cash provided by operating activities	381,018	338,252	234,215

Cash flows from investing activities:
Purchases of short-term investments	(356,365)	(224,742)	(525,985)
Proceeds from sales of short-term investments	105,678	462,951	497,700
Additions to property and equipment	(129,936)	(177,280)	(93,978)
Cash paid for acquisitions and transaction costs, net of cash acquired	(6,651)	(6,726)	(11,450)

Net cash (used in) provided by investing activities	(387,274)	54,203	(133,713)

Cash flows from financing activities:
Proceeds from the exercise of stock options	15,621	9,863	3,890
Short-term borrowings	140,154	129,048	18,064
Repayments of short-term borrowings, capital leases and long-term debt	(159,708)	(122,207)	(59,323)
Purchase of Class A common shares for treasury	(12,727)	(375,224)	(7,250)

Net cash used in financing activities	(16,660)	(358,520)	(44,619)

Effect of exchange rate changes on cash and cash equivalents	3,916	(688)	1,013

Net (decrease) increase in cash and cash equivalents	(19,000)	33,247	56,896

Cash and cash equivalents, beginning of period	157,928	124,681	67,785

Cash and cash equivalents, end of period	$138,928	$157,928	$124,681

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2006, 2005 and 2004

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

The Company’s Outsourcing contracts typically have three- to five-year terms for benefits services and seven- to ten-year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period the related ongoing services revenues are recognized. Services provided outside the scope of the Company’s Outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

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

During fiscal 2006, the Company recorded a $72,641 pre-tax non-cash charge related to certain Outsourcing contracts resulting from higher than expected implementation and future ongoing costs to be incurred over the life of the contract. This charge was reflected as a $61,614 impairment of deferred contract costs included in the accompanying consolidated statements of operations as an asset impairment and a $11,027 loss reserve provision included in compensation and related expenses.

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts with multiple elements primarily in its Outsourcing segment. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis,

•	There is objective and reliable evidence of the fair value of the undelivered items, and

•	The arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Revenue is then recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis (as adjusted primarily for volume changes), as appropriate. If these criteria are not met, deliverables included in an arrangement are accounted for as a single unit of accounting and revenue and cost is deferred until the period in which the final deliverable is provided or a predominant service level has been attained.

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

Deferred Contract Costs and Deferred Contract Revenues

For long-term Outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For Outsourcing services sold separately or accounted for as a separate unit of accounting; specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. For Outsourcing services that are accounted for as a combined unit of accounting; specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from our clients either up-front or over the ongoing services period in the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the contract ongoing services period. If a client terminates an Outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded if necessary and any remaining deferred implementation revenues and costs would then be recognized into earnings through the termination date.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables and unbilled work in process. Hewitt invests its cash equivalents in the highest rated money market and similar investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no client makes up a significant portion of the Company’s billings. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories, and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2006, 2005 and 2004, no single client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and client receivables are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. As of September 30, 2006 and 2005, the carrying value of the Company’s fixed rate unsecured senior term notes was $98,000 and $121,000, respectively, and the fair value was estimated to be approximately $105,194 and $130,992, respectively. The estimate of fair value was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities. At September 30, 2006 and 2005, the carrying value of the Company’s unsecured convertible senior notes with a face value of $110,000 was $104,805 and $103,545, respectively, and the fair value was estimated to be $102,850 and $100,513, respectively based on the current market value of this publicly traded security.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased. At September 30, 2006 and 2005, cash and cash equivalents included cash in checking and money market accounts as well as corporate tax-advantaged money market investments maturing in 90 days or less. At September 30, 2006, $835 of the Company’s cash was restricted in connection with a current year acquisition. The restricted cash will be paid out under the terms of an Escrow Agreement and no later than October 30, 2008.

Funds Held for Clients

Some of the Company’s Outsourcing agreements require the Company to hold funds on behalf of clients. Funds held on behalf of clients are segregated from Hewitt corporate funds. There is usually a short period of time between when we receive funds and when we pay obligations on behalf of clients.

Short-term Investments

Short-term investments include marketable equity and debt securities that are classified as available-for-sale and recorded at fair value. Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses are reported in other income (expense), net on the consolidated statements of operations.

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

Property and Equipment

Property and equipment, which include amounts recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Computer equipment	3 to 5 years
Capitalized software	3 to 5 years
Telecommunications equipment	5 years
Furniture and equipment	5 to 15 years
Buildings	15 to 39 years
Leasehold improvements	Lesser of estimated useful life or lease term

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all stock-based compensation awards using a fair value method and recognize the related compensation cost in its financial statements. On October 1, 2005 the Company adopted SFAS 123(R) using the modified prospective method. Upon the adoption of SFAS 123(R), the Company recognized an immaterial one-time gain in compensation and related expenses related to the requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. The Company has also elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer for four years from the grant date.

The Company also granted nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. The Company applies the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures on a straight-line basis so that the award is fully expensed at the vesting date. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a term of ten years.

Prior to October 1, 2005, the Company accounted for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allowed companies to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Under APB 25, no compensation expense was recognized for non-qualified stock option awards as the exercise price of the awards on the date of grant was equal to the current market price of the Company’s stock. However, the Company did recognize compensation expense in connection with the issuance of restricted stock and restricted stock units. Restricted stock awards, including restricted stock and restricted stock units were initially recorded as unearned compensation on the balance sheet. The unearned compensation was amortized to compensation expense on a straight-line basis over the vesting period. Forfeitures of restricted stock awards were recognized as they occurred.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period. The Company is required to apply the provisions of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The Company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the potential impact of SFAS No. 158 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Treasury stock is not considered outstanding for either basic or diluted EPS as weighted from the date the shares were placed into treasury. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock and restricted stock units, unexercised stock options and warrants that are “in-the-money” and outstanding convertible debt securities which would have a dilutive effect if converted from debt to common stock. Restricted stock awards generally vest 25 percent on each anniversary of the grant date and are not considered outstanding in basic earnings per share until the vesting date.

In July 2006, the Company’s Class B stockholders who were parties to the Stockholders’ Agreement agreed to terminate that agreement which provided for, among other things, block voting of Class B common stock. The Company’s Certificate of Incorporation contains provisions identical to those in the Stockholders’ Agreement with respect to voting which apply to both the Class B and Class C shares. Due to the approval to terminate the Stockholders’ Agreement, effective July 31 an aggregate of 34,703,814 shares of Class B common stock and 2,892,943 shares of Class C common stock were converted into an aggregate of 37,596,757 shares of Class A common stock. As a result, effective that date, the Company had no Class B or Class C shares outstanding. Prior to that date, each share of the Company’s Class B and Class C common stock was convertible into Class A common stock on a one-for-one basis, subject to certain restrictions, and has been included in both basic and diluted outstanding shares for the years ended September 30, 2005 and 2004.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Year Ended September 30,
	2006	2005	2004
Net (loss) income as reported	$(115,938)	$134,732	$122,844

Weighted average number of common stock for basic	107,642,383	111,340,261	96,031,389

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	—	687,104	741,387
Unexercised in-the-money stock options	—	1,078,357	1,177,312

Weighted average number of common stock for diluted	107,642,383	113,105,722	97,950,088

Earnings per share – basic	$(1.08)	$1.21	$1.28
Earnings per share – diluted	$(1.08)	$1.19	$1.25

During fiscal 2006, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock awards and unexercised in-the-money stock options were antidilutive for the year and were not included in the computation of diluted weighted average shares.

Debt securities convertible into 1,870,748 weighted average shares of Class A common stock were outstanding in the years ended September 30, 2006 and 2005, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive, as the effect of the assumed discontinuation of interest expense, net of tax would be greater than the addition of assumed converted shares. Warrants to sell 200,000 weighted average shares of Class A common stock, which the Company assumed in the Exult transaction, were outstanding in the years ended September 30, 2006 and 2005, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. The Company did not have any convertible debt securities or warrants in the year ended September 30, 2004. Stock options to purchase 9,822,136 weighted average shares in 2006, 958,995 weighted average shares in 2005 and 996,380 weighted average shares in 2004 of Class A common stock, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Class A common stock.

4. Acquisitions and Dispositions

The Company continually assesses strategic acquisitions to complement its current business or expand related services. During fiscal 2006, 2005 and 2004, the Company completed and had the following acquisitions and dispositions:

2006 Acquisitions and Dispositions

On September 20, 2006, the Company purchased 100% of the outstanding shares of an analytical consultancy business focused on pay and benefits benchmarking in Sweden for approximately $6,400. The purchase price is subject to certain contingent payments of approximately $835, held as restricted cash, if the acquired entity achieves specific operating targets. Payments will be made no later than October 30, 2008 and will be accounted for as additional purchase price. The Company has made preliminary purchase price allocations resulting in goodwill of $6,094 being recorded in the Consulting segment and anticipates finalizing the purchase price allocations within one year of the acquisition date.

On October 1, 2005 the Company contributed its retirement and financial management business within Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company had acquired a minority interest in investee on July 13, 2005 for approximately $5,400 and currently has a 28% non-controlling interest in the investee. The investment is accounted for under the equity method of accounting. At the end of year six from the original investment date, the Company has an option to purchase the remaining interest in the investee and the investee stockholders have an option to put their remaining interest in the investee to the Company. The final purchase price will be subject to a third party independent appraiser.

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

The Company determined the following estimated fair values for the assets purchased and liabilities assumed as of the merger date. During fiscal 2005, the Company finalized estimates related to the net assets acquired. The change in estimates of client contract reserves, contractual customer relationships and core technology intangible assets, and related deferred taxes increased goodwill by $33,623 during the year ended September 30, 2005. Fair values for tangible assets were estimated by the Company and third party appraisers and fair values for intangible assets were valued by independent third party valuation advisors based on information provided by the Company.

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

In connection with the merger, the Company formulated facility exit and severance strategies. The Company recorded $13,721 of estimated liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. Refer to Note 14 for activity related to the exit accruals.

As part of the merger, the Company assumed $110,000 of Exult’s 2.5% convertible senior notes, due on October 1, 2010, which may be converted to 1,870,748 shares of Hewitt Class A common stock at a $58.80 conversion price. In connection with the merger, the Company granted 692,139 shares of Class A unvested restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share). This amount was recorded as unearned compensation and was expensed ratably through the vesting date of June 27, 2006.

As part of the Company’s merger with Exult, the Company assumed an obligation under a fully vested warrant to sell up to 200,000 shares of the Company’s Class A common stock. The warrant expires in April 2008 and is currently exercisable. The warrant may only be exercised in its entirety, must be exercised in a single transaction and must be exercised on a cashless, net issuance basis. The exercise price is derived from a formula with a minimum exercise price of $37.75 per share.

Assuming the acquisition of Exult occurred at the beginning of fiscal 2004, pro forma net revenues would have been approximately $2,657,425, pro forma net income would have been approximately $114,698 and pro forma earnings per share basic and diluted would have been approximately $0.97 and $0.95, respectively. These pro forma results, which are unaudited, are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of 2004, nor are they necessarily indicative of future consolidated operating results.

Other 2005 Acquisitions

On September 5, 2005, the Company purchased 100% of the outstanding shares of a pension management business in The Netherlands for approximately $11,400. The purchase price was subject to certain contingent payments based on the final opening balance sheet which were resolved in fiscal 2006 and an additional $422 was paid out and accounted for as additional purchase price.

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

5. Short-Term Investments

As of September 30, 2006 and 2005, short-term investments are comprised of available-for-sale securities as follows:

	September 30, 2006		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes	$1,000	$1,001	$6,174	$6,131
Asset-backed securities	1,063	1,057	14,989	14,949
U.S. Treasuries and Agencies	997	994	7,765	7,713
Auction rate municipal bonds	307,475	307,475	30,900	30,900

Total	$310,535	$310,527	$59,828	$59,693

Based on the contractual maturities of the available-for-sale debt securities as of September 30, 2006 and 2005, the amortized cost and estimated fair market value of the securities were as follows:

	September 30, 2006		September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Due in less than one year	$2,046	$2,043	$21,940	$21,846
Due after one year through five years	6,014	6,009	6,929	6,888
Due after five years through ten years	5,000	5,000	—	—
Due after ten years	297,475	297,475	30,959	30,959

Total	$310,535	$310,527	$59,828	$59,693

As of September 30, 2006, gross unrealized holding gains and losses were $1 and $9, respectively.

The following represents the gross unrealized losses and the related fair value of the investments available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006:

	12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$(6)	$1,057	$(6)	$1,057
U.S. Treasuries and Agencies	(3)	994	(3)	994

Total	$(9)	$2,051	$(9)	$2,051

Management does not believe any individual unrealized losses as of September 30, 2006 represent an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Company currently has both the intent and the ability to hold the securities for the time necessary to recover the amortized cost.

6. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at September 30, 2006 and 2005, consisted of the following:

	2006	2005
Client receivables	$408,638	$384,342
Unbilled work in process	213,632	211,349

	$622,270	$595,691

As of September 30, 2006 and 2005, $10,498 and $14,379, respectively, of long-term unbilled work in process is classified within other non-current assets, net.

The activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2006, 2005 and 2004, consisted of the following:

	2006	2005	2004
Balance at beginning of year	$23,922	$21,732	$15,011
Increase in allowances	8,360	15,157	23,764
Use of allowances	(6,949)	(12,967)	(17,043)

Balance at end of year	$25,333	$23,922	$21,732

7. Property and Equipment

As of September 30, 2006 and 2005, net property and equipment, which includes assets under capital leases, consisted of the following:

	2006	2005
Property and equipment:
Buildings	$93,397	$92,990
Capitalized software	340,613	310,568
Computer equipment	347,081	346,780
Telecommunications equipment	136,086	134,575
Furniture and equipment	134,305	116,881
Leasehold improvements	142,594	126,468

Total property and equipment	1,194,076	1,128,262
Less accumulated depreciation and amortization	(782,871)	(714,390)

Balance at end of year	$411,205	$413,872

Long-lived assets with definite useful lives are depreciated or amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the year ended September 30, 2006, the Company evaluated certain long-lived assets related to the Outsourcing business for impairment. Through September 30, 2006, $5,718 of non-cash charges related to the impairment of capitalized software was recorded in the Outsourcing segment results, shown within goodwill and asset impairment in the accompanying consolidated statements of operations and is reflected as a decrease to the gross carrying value of the asset. The impairment charges are primarily due to lower than expected utilization of a certain asset. Fair value was estimated using estimated discounted future cash flows.

For the years ended September 30, 2006, 2005 and 2004, the Company recognized depreciation and amortization expense on its property and equipment of $124,240, $124,372 and $110,475, respectively.

8. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002, and tests goodwill for impairment annually or whenever indicators of impairment arise. During fiscal 2006, the Company performed an interim impairment review of goodwill allocated to its HR BPO business within the Outsourcing segment. This review was triggered by lower than expected performance of some of the Company’s HR BPO contracts. This review resulted in a charge of $172,000 recorded as a component of operating results in the accompanying consolidated statements of operations. The impairment charge is non-cash in nature. The Company engaged a third-party appraisal firm to assist in determining the fair value of the reporting unit, in part based on estimates of future cash flows developed by management. In determining the amount of goodwill impairment, the Company also used the outside appraisal firm to assist in valuing the significant intangible assets of the reporting unit. During the years ended September 30, 2005 and 2004, no goodwill impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the year ended September 30, 2006 and 2005:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2004	$40,655	$245,088	$285,743
Additions	399,508	6,861	406,369
Effect of changes in foreign exchange rates	8,338	(6,080)	2,258

Balance at September 30, 2005	448,501	245,869	694,370
Additions	408	6,094	6,502
Adjustment and reclassifications	3,943	(7,680)	(3,737)
Impairment	(172,000)	—	(172,000)
Effect of changes in foreign exchange rates	4,835	14,952	19,787

Balance at September 30, 2006	$285,687	$259,235	$544,922

The additions to goodwill during the year ended September 30, 2006 primarily related to the finalization of the opening balance sheet for an acquisition within the Outsourcing segment which occurred in the fourth quarter of fiscal 2005 and an acquisition within the Consulting segment which occurred in the fourth quarter of fiscal 2006. Goodwill, customer relationships, tradename and core technology additions during the year ended September 30, 2005, resulted primarily from the Company’s merger with Exult (Note 4).

The adjustments and reclassifications to goodwill during the year ended September 30, 2006 related to the increase of deferred tax assets associated with an acquisition (Note 19) and the Company’s decision to shift management oversight for an acquired business into the Outsourcing segment (Note 22).

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the year ended September 30, 2006, the Company evaluated certain intangible assets related to the Outsourcing business for impairment. Through September 30, 2006, $1,705 of non-cash charges were recorded in the Outsourcing segment results and shown within goodwill and asset impairment in the accompanying consolidated statements of operations and is reflected as a decrease to the gross carrying value of the asset. The impairment charges are primarily due to changes in customer contract provisions. Fair value was estimated using estimated discounted future cash flows.

During the year ended September 30, 2005, in connection with the termination of two Outsourcing client contracts, the Company recorded a $9,615 impairment expense related to customer relationship intangible assets. The fair values of the customer relationship intangible assets were estimated by discounting the remaining cash flows related to each customer’s contract and were compared to the carrying values of the intangible assets to determine the impairment charge. The impairment charge was recorded in the Outsourcing segment results and shown within goodwill and asset impairment in the accompanying consolidated statements of operations.

The following is a summary of intangible assets at September 30, 2006 and 2005:

	September 30, 2006			September 30, 2005
Definite useful life assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$14,870	$11,647	$3,223	$14,164	$8,387	$5,777
Core technology	45,309	9,273	36,036	45,241	4,434	40,807
Customer relationships	245,780	42,931	202,849	240,228	24,813	215,415

Total	$305,959	$63,851	$242,108	$299,633	$37,634	$261,999

Amortization expense related to definite-lived intangible assets for the years ended September 30, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Trademarks and tradenames	$2,694	$2,840	$2,617
Core technology	4,824	4,434	—
Customer relationships	17,222	18,036	5,126

Total	$24,740	$25,310	$7,743

Applying current foreign exchange rates, estimated amortization expense related to intangible assets with definite lives at September 30, 2006, for each of the years in the five-year period ending September 30, 2011 and thereafter is as follows:

Fiscal year ending:	2007	2008	2009	2010	2011	2012 and thereafter	Total
Estimated intangibles amortization expense	$33,737	$28,399	$17,620	$17,620	$17,620	$127,112	$242,108

9. Other Non-Current Assets, Net

As of September 30, 2006 and 2005, other non-current assets, net consisted of the following:

	2006	2005
Other non-current assets, net:
Long-term unbilled work in process	$10,498	$14,379
Prepaid long-term interest and service contracts	7,476	9,012
Investments in affiliated companies	16,982	9,320

Other non-current assets, net	$34,956	$32,711

The Company has several prepaid long-term contracts for maintenance on computer software systems. Benefits related to these long-term prepaid maintenance contracts are received over the contractual period.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence but lacks control are accounted for using the equity method of accounting.

10. Short-Term Debt

As of September 30, 2006 and 2005, the Company had short-term debt outstanding of $32,246 and $21,858, respectively consisting of borrowings on unsecured lines of credit.

Unsecured lines of credit

As part of the Exult transaction, the Company assumed a domestic unsecured revolving line of credit facility which provided for borrowings up to $25,000 and expired on July 31, 2005. Borrowings under the facility accrued interest at LIBOR plus 212.5 basis points or a base rate. On January 25, 2005, the Company replaced the facility with a $25,000 unsecured revolving line of credit facility which provides for borrowings up to $25,000 expiring on October 1, 2007. Borrowings under this facility accrue interest at LIBOR plus 52.5-72.5 basis points or a base rate. The Company had borrowings of $19,559 and $9,837 accruing interest at a weighted average rate of 6.41% and 4.84% at September 30, 2006 and 2005, respectively.

On May 23, 2005, the Company closed on a five-year credit facility, with a six-bank syndicate, that provides for borrowings up to $200,000. This facility replaced a three-year facility that was scheduled to expire on September 27, 2005. Borrowings under the new facility accrue interest at LIBOR plus 30-to-60 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on May 23, 2010. Quarterly facility fees ranging from 7.5-to-15 basis points are charged on the average daily commitment under the facility. At September 30, 2006 and 2005, there were no borrowings outstanding against the new facility.

Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, had an unsecured British pound sterling line of credit. In July 2005 the line of credit was amended and extended to allow for borrowings up to £5,000 until the expiration of the facility on July 31, 2006. The agreement was amended in July 2006 to extend the facility to October 31, 2006, all terms remained unchanged. As of September 30, 2006 and 2005, the interest rates on the line of credit were 5.775% and 5.525%, respectively, and there was no outstanding balance at either date.

Hewitt has a contract with a lender to guarantee borrowings of its subsidiaries up to $20 million in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows Hewitt’s foreign subsidiaries to secure financing at rates based on Hewitt’s credit-worthiness. The contract was signed August 31, 2004, and $1.4 million of the facility is available for Hewitt’s India office to support local letters of credit and bank guarantees. The facility provides for borrowings at LIBOR plus 75 basis points. As of September 30, 2006 and 2005, there were borrowings of $12,687 and $12,021, respectively.

11. Debt

Debt at September 30, 2006 and 2005, consisted of the following:

	2006	2005
Term loan credit facility	$9,362	$10,583
Other foreign debt	847	1,621
Unsecured convertible senior term notes	104,805	103,545
Unsecured senior term notes	98,000	121,000
Capital lease obligations	76,580	80,466

	289,594	317,215
Current portion of long-term debt and capital lease obligations	34,742	30,066

Debt and capital lease obligations, less current portion	$254,852	$287,149

The principal portion of long-term debt excluding capital lease obligations and net of discount on unsecured convertible senior term notes at September 30, 2006 becomes due as follows:

Fiscal year ending:
2007	$30,456
2008	18,931
2009	8,949
2010	18,946
2011	128,731
2012 and thereafter	7,001

Total	$213,014

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2006 and 2005, the Company was in compliance with all debt covenants.

Term loan credit facility

On December 22, 2004, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, entered into a £6 million term loan credit facility agreement. The loan is repayable in 24 quarterly installments through December 2010 and accrues interest at LIBOR plus 80 basis points. At September 30, 2006 and 2005, the outstanding balance of the term loan was approximately £5 million or $9,362 and £6 million or $10,583, respectively and was accruing interest at 5.9525% and 5.4925%, respectively.

Other foreign debt

Other foreign debt outstanding at September 30, 2006 and 2005 totaled $847 and $1,621, respectively, pursuant to local banking relationships.

Unsecured convertible senior term notes

In connection with the Company’s merger with Exult, the Company became obligated for $110,000 aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010. The notes rank equally with all of Hewitt’s existing and future senior unsecured debt and will be effectively subordinated to all liabilities of each of its subsidiaries. The Company recorded the notes at their estimated fair value of $102,300 as of October 1, 2004 and is accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method. As of September 30, 2006 and 2005, the carrying value on the notes was $104,805 and $103,545, respectively, resulting in an unamortized discount of $5,195 and $6,455, respectively.

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

Unsecured senior term notes

The unsecured senior term notes were issued to various financial institutions consisting primarily of insurance companies. The terms and balances of the unsecured senior term notes are as follows:

Terms	Balance at Issuance	Interest Rate	September 30, 2006	September 30, 2005
Issued October 16, 2000, repayable on October 15, 2005	$10,000	7.65%	$—	$10,000
Issued July 7, 2000, repayable on June 30, 2007	15,000	7.93%	15,000	15,000
Issued March 30, 2000, repayable in five annual installments beginning March 2003 through March 2007	15,000	7.94%	3,000	6,000
Issued May 30, 1996, repayable in five annual installments beginning May 2004 through May 2008	50,000	7.45%	20,000	30,000
Issued July 7, 2000, repayable on June 30, 2010	10,000	8.11%	10,000	10,000
Issued on October 16, 2000, repayable on October 15, 2010	15,000	7.90%	15,000	15,000
Issued on March 30, 2000, repayable in five annual installments beginning March 2008 through March 2012	35,000	8.08%	35,000	35,000

	$150,000		$98,000	$121,000

12. Lease Agreements

The Company has obligations under long-term, non-cancelable lease agreements, principally for office space, furniture, and equipment, with terms ranging from one to twenty years. Prior to May 20, 2005, some of the leases were with related parties (Note 13). At September 30, 2006 and 2005 all leases are with third-parties.

Capital Leases

Capital lease obligations at September 30, 2006 and 2005, consisted of the following:

	2006	2005
Building capital leases	$76,213	$79,834
Computer and telecommunications equipment capital leases	367	632

	76,580	80,466
Current portion	4,286	3,989

Capital lease obligations, less current portion	$72,294	$76,477

The following is a schedule of minimum future rental payments required as of September 30, 2006, under capital leases which have an initial or remaining non-cancelable lease term in excess of one year:

	Principal	Interest	Total
Fiscal year ending:
2007	$4,286	$5,423	$9,709
2008	4,695	5,103	9,798
2009	5,177	4,750	9,927
2010	5,757	4,356	10,113
2011	6,396	3,918	10,314
2012 and thereafter	50,269	11,343	61,612

Total minimum lease payments	$76,580	$34,893	$111,473

Building capital leases

The Norwalk, Connecticut and Newport Beach, California capital leases are payable in monthly installments at 7.33% interest and expire in April 2017 and May 2017, respectively. The leases provide for stepped rents over the lease term with the option for two renewal terms of five years each. The capitalized leases and the related capital lease obligations were recorded at lease inception and the capitalized lease assets are being amortized over the remaining lease term on a straight-line basis. The terms of the Norwalk lease also provide the Company with a right of first refusal on sale if the landlord receives an offer for the sale of the building.

Computer and telecommunications equipment capital leases

The Company’s computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are payable typically over three to five years in monthly or quarterly installments at an interest rate of 5.0%.

Operating Leases

The Company also has various third-party operating leases for office space, furniture, and equipment with terms ranging from one to twenty years. The Company has various office leases that grant a free rent period and have escalating rents. Certain office leases include landlord incentives for leasehold improvements. Landlord incentives are recognized as a reduction to rental expense over the term of the lease. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis recognized over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The Company also has leases that have lease renewal provisions. As of September 30, 2006 all operating leases outstanding were with third parties.

The following is a schedule of minimum future rental payments as of September 30, 2006, under operating leases with an initial or remaining non-cancelable lease terms in excess of one year:

Total
Fiscal year ending:
2007	$85,678
2008	79,870
2009	74,362
2010	69,215
2011	64,453
2012 and thereafter	343,985

Total minimum lease payments	$717,563

Total rental expense for operating leases amounted to $99,266, $106,341 and $102,653 in 2006, 2005 and 2004, respectively.

13. Related Party Transactions

Historically, the Company entered into real estate transactions as described below with FORE Holdings LLC, the former parent company and related party, and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates (a former equity method investment of FORE Holdings). During the fiscal year ended September 30, 2006 the Company was not a party to any related party leases. The following related party leases were outstanding during the years ended September 30, 2005 and 2004:

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

Total lease payments to theses entities were $23,988 and $33,814 in 2005 and 2004, respectively. The leases were entered into on terms comparable to those which could have been obtained in an arm’s length transaction. The investment in these properties was funded through capital contributions by FORE Holdings and third-party debt. This debt was not reflected on the Company’s balance sheet as it was an obligation of FORE Holdings and its related parties, and not an obligation of the Company. The Company does not guarantee the debt related to these properties.

In May 2005, FORE Holdings sold the majority of its properties to a third party. Upon closing of the sale, Hewitt Associates LLC entered into amended lease agreements with the third party. Under the amended leases, rent and lease terms remained the same. Hewitt Associates LLC has agreed to two debt covenants (minimum net worth and leverage ratio) identical to those that exist on the Company’s unsecured senior term notes and Hewitt Associates LLC also waived a purchase option right with respect to the properties sold and one other property. In exchange for the amended terms, Hewitt Associates received $3,000 in consideration at closing from FORE Holdings. The $3,000 will reduce the Company’s rent expense related to the properties over the remaining lease terms which run through March 2020.

On July 27, 2005, the Executive Committee of FORE Holdings adopted a Plan of Disposition (the “Plan”). The Plan contemplated the orderly sale and settlement of FORE Holdings’ remaining assets and payment or provision for

FORE Holdings’ liabilities. The Plan permitted FORE Holdings to sell any or all of its assets without further approval by its owners. On September 29, 2005, FORE Holdings transferred its remaining net assets to the FORE Holdings Liquidating Trust (the “Trust”) and FORE Holdings was dissolved. The Trust was established for the sole purpose of winding up FORE Holdings’ affairs and the liquidation of its assets. The Trust will terminate upon the earliest of the distribution of all the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement or the expiration of a period of three years from the date assets were first transferred to the Trust. The existence of the Trust may, however, be extended to such later date if there is any claim pending by or against the Trust.

Pursuant to a Services Agreement assigned by FORE Holdings to the Trust, through the earlier of September 30, 2007 and the termination of the Trust, Hewitt Associates LLC, a subsidiary of the Company, will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust pays Hewitt Associates LLC a fee based on time-and-materials. Fees for services Hewitt Associates LLC provided under the services agreement, totaled $18, $69 and $117 for the years ended September 30, 2006, 2005 and 2004, respectively. At September 30, 2006 and 2005, unpaid fees from FORE Holdings were $12 and $17, respectively.

14. Restructuring Activities

The following table summarizes the activity in the restructuring reserves for the year ended September 30, 2006:

	October 1, 2005	Additions	Payments	September 30, 2006
Outsourcing (1)	$—	$7,303	$(7,303)	$—
Client development group (2)	2,901	—	(2,901)	—
Exult merger (3)	6,215	182	(2,789)	3,608

Total	$9,116	$7,485	$(12,993)	$3,608

(1)	In the first quarter of fiscal 2006, the Company recorded a $7,303 severance charge in compensation and related expenses related to select staffing reductions within the Outsourcing segment. All amounts have been paid out as of September 30, 2006.
(2)	During the third quarter of fiscal 2005, the Company recorded a $9,383 severance charge in connection with the realignment of its client development sales organization. All amounts have been paid out as of September 30, 2006.
(3)	In connection with the Exult merger on October 1, 2004, the Company recorded a $13,721 liability for costs associated with a lease termination, employee severance and relocations. These costs were recorded as a component of the purchase price. Additions to the restructuring reserve relate to the recognition of interest expense as we accrete the discounted lease termination obligation to reflect its current value each period. All severance amounts have been paid out as of September 30, 2006. Lease termination costs are expected to be paid by October 2011.

15. Retirement Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2006, 2005, and 2004, profit sharing plan expenses were $53,617, $41,715 and $58,035, respectively.

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

The following tables provide a reconciliation of the changes in the defined benefit and healthcare plans’ benefit obligations and fair value of assets for the years ended September 30, 2006 and 2005, and a statement of funded status as of September 30, 2006 and 2005.

	Pension Benefits		Health Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning of year	$169,151	$141,128	$17,661	$13,484
Acquisitions	392	37	—	—
Service cost	11,028	9,854	9	1,267
Interest cost	8,355	8,331	716	791
Plan amendments	(537)	—	(3,153)	—
Remeasurement	(710)	—	—	—
Actuarial (gains)/losses	(10,948)	17,895	(984)	2,514
Benefit payments	(2,159)	(3,410)	(611)	(395)
Settlement payment	(1,352)	—	—	—
Changes in foreign exchange rates	9,487	(4,684)	—	—

Benefit obligation end of year	$182,707	$169,151	$13,638	$17,661

Change in Plan Assets
Fair value of plan assets, beginning of year	$121,848	$103,595	$—	$—
Actual return on plan assets	10,058	13,717	—	—
Employer contribution	15,906	11,359	611	395
Benefit payments	(2,159)	(3,410)	(611)	(395)
Settlement payment	(1,352)	—	—	—
Changes in foreign exchange rates	7,252	(3,413)	—	—

Fair value of plan assets, end of year	$151,553	$121,848	$—	$—

Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status	$(31,154)	$(47,303)	$(13,638)	$(17,661)
Unrecognized net loss	8,324	23,058	5,007	6,275
Unrecognized prior service cost	(533)	—	23	2,753
Unrecognized transition obligation	—	—	2	426

Net amount recognized, end of year	$(23,363)	$(24,245)	$(8,606)	$(8,207)

Amounts recognized in Balance Sheet are as follows:
Accrued benefit cost	$(23,363)	$(26,642)	$(8,606)	$(8,207)
Accumulated other comprehensive income	—	2,397	—	—

Net amount recognized	$(23,363)	$(24,245)	$(8,606)	$(8,207)

Accumulated Benefit Obligation	$159,607	$148,144

The assumptions used in the measurement of our benefit obligations and net benefit costs for the years ended June 30, 2006, 2005 and 2004 are as follows:

	Pension Benefits			Health Benefits
	2006	2005	2004	2006	2005	2004
Weighted average assumptions:
Discount rate	4.85%	4.39%	5.23%	6.00%	5.00%	6.00%
Expected return on plan assets	5.77%	5.26%	5.99%	N/A	N/A	N/A
Rate of compensation increase	3.89%	3.54%	3.73%	N/A	N/A	N/A

The health plan provides flat dollar credits based on years of service and age at retirement. Service for determining credits was frozen as of December 31, 2005. The amendment to the plan resulted in a $3,153 ($2,728 decrease to the unrecognized prior service cost and $425 decrease to the unrecognized transition obligation) decrease in the accumulated postretirement benefit obligation during 2006. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming a 10.0% health care cost trend rate for 2006. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

	2006	2005
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
Total of service and interest cost components	$3	$3
Benefit obligations	52	56
Effect of 1% decrease on:
Total of service and interest cost components	$(3)	$(3)
Benefit obligation	(49)	(51)

The Company’s pension plan weighted average asset allocations at September 30, 2006, and 2005, by asset category are as follows:

Asset Category	2006	2005
Equity securities	47.44%	43.29%
Debt securities	45.86	43.81
Real estate	3.39	4.11
Other	3.31	8.79

Total	100.00%	100.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Health Benefits
2007	$3,510	$629
2008	3,924	651
2009	3,878	663
2010	4,073	703
2011	4,491	701
Years 2012 through 2016	28,691	3,846

The components of net periodic benefit costs for the three years ended September 30,

	Pension Benefits			Health Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$11,028	$9,854	$8,264	$9	$1,267	$1,138
Interest cost	7,494	8,331	7,160	716	791	692
Expected return on plan assets	(6,748)	(6,738)	(5,613)	—	—	—
(Gain) loss recognized in the year	(15)	4	10	—	—	—
Loss on settlement	86	—	—	—	—	—
Amortization of:
Unrecognized prior service cost	(20)	—	—	2	199	179
Unrecognized loss	552	155	360	283	115	115
Transition obligation	—	—	—	—	33	33

Net periodic benefit cost	$12,377	$11,606	$10,181	$1,010	$2,405	$2,157

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

The Company presently anticipates contributing approximately $18,153 to fund its pension plans and $629 to fund its health benefit plans in fiscal 2007.

16. Stock-Based Compensation Plans

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

As a result of adopting SFAS 123(R) in fiscal 2006, the Company’s loss before income taxes and net loss for the year ended September 30, 2006 are $11,561 and $7,053 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the year ended September 30, 2006 are $0.07 higher, than if the Company had continued to account for share-based compensation under APB 25.

For the year ended September 30, 2006, the excess tax benefits of $1,084 were reflected as a cash flow from financing activities in the consolidated statement of cash flows. The total compensation cost related to non-vested restricted stock and stock option awards not yet recognized as of September 30, 2006 was approximately $60,208, which is expected to be recognized over a weighted average of 2.2 years.

Results for fiscal 2005 and fiscal 2004 have not been restated to reflect the adoption of SFAS 123(R). Had compensation expense for the Company’s stock options been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, and applying the Black Scholes valuation method, net income and earnings per share for the years ended September 30, 2005 and 2004 would have been as follows:

	Year Ended September 30,
	2005	2004
Net income:
As reported	$134,732	$122,844
Reported stock-based compensation expense, net of tax	17,259	9,872
Pro forma stock-based compensation expense, net of tax	(45,077)	(19,807)

Pro forma net income	$106,914	$112,909

Net income per share – basic:
As reported	$1.21	$1.28

Pro forma	$0.96	$1.18

Net income per share – diluted:
As reported	$1.19	$1.25

Pro forma	$0.95	$1.15

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of September 30, 2006, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of September 30, 2006, there were 5,126,021 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On October 3, 2005, the Company granted 2,282,190 shares of restricted stock and restricted stock units at a price of $27.59, which vest from two to four years. During the year ended September 30, 2006, an additional 1,031,490 shares of restricted stock and restricted stock units were granted at a weighted average price of $23.71. Included in the current year grants were 186,111 restricted stock awards which vest upon meeting certain financial performance conditions as of September 30, 2008. The majority of these shares vest evenly through July 1, 2009, and portions of the awards vest through July 1, 2007 and July 1, 2008. In the year ended September 30, 2005, the Company granted 735,249 restricted stock and restricted stock units at a weighted average grant price of $26.92. These shares vested on July 1, 2006.

Shares which vest upon meeting certain financial performance conditions assume that goals will be achieved. The goals are evaluated quarterly. If such goals are not met or it is probable the goals will not be met, no compensation cost is recognized and any recognized compensation cost is reversed. During the current fiscal year, the Company evaluated the goals under the outstanding performance plan and it was determined that it was probable that the goals would not be met. As a result, the expense previously recognized in conjunction with performance plan was reversed in the current year. The plan remains in existence and as such, the Company will continue to monitor the results to assess whether a payout would be probable.

In connection with its initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and fully vested during the year ended September 30, 2006. For the years ended September 30, 2006, 2005 and 2004, compensation expense for the initial public offering restricted stock awards was $9,397, $17,355 and $16,733, respectively, including the award compensation expense and applicable payroll taxes for the respective periods.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest ratably over a period of four years. As of September 30, 2006, the Company has 9,664,292 options outstanding with a weighted average exercise price of $23.73.

The above pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value used to determine compensation expense for the year ended September 30, 2006 and pro forma net income and pro forma earnings per share was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005 (1)	2004
Expected volatility	28.89%	—	35%
Risk-free interest rate	4.73%	—	3.36%-3.47%
Expected life	5.68	—	5
Dividend yield	0%	—	0%

(1)	The Company did not grant any stock options in the year ended September 30, 2005.

The following table summarizes stock option activity during 2006, 2005 and 2004:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	10,364,866	$23.75	11,212,831	$23.71	7,791,989	$21.70
Granted	331,600	$22.80	—	$—	3,892,029	$27.35
Exercised	(647,740)	$22.44	(445,528)	$22.14	(185,234)	$19.57
Forfeited	(183,863)	$24.23	(364,274)	$24.63	(273,022)	$20.19
Expired	(200,571)	$26.49	(38,163)	$23.27	(12,931)	$20.42

Outstanding at end of fiscal year	9,664,292	$23.73	10,364,866	$23.75	11,212,831	$23.71

Exercisable options at end of fiscal year	8,677,556	$23.66	7,874,066	$24.01	2,926,847	$20.95

The weighted average estimated fair market value of employee stock options granted during 2006 and 2004 was $8.49 and $10.10 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock. The Company did not grant options in the year ended September 30, 2005. The following table summarizes information about stock options outstanding at September 30, 2006.

	Outstanding Options				Exercisable Options
	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Term (Years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Reasonable price range groupings
$19.00	2,859,304	$19.00	$15,040	5.7	2,859,166	$19.00	$15,039
$19.01-$30.00	6,749,631	$25.61	1,142	7.3	5,775,472	$25.90	624
$30.01-$35.00	55,357	$32.72	—	6.3	42,918	$32.71	—

	9,664,292	$23.73	$16,182	6.8	8,677,556	$23.66	$15,663

The total intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004, based upon the average market price during the period, was approximately $3,426, $2,925 and $2,069, respectively.

17. Legal Proceedings

From time to time the Company is a party to lawsuits, arbitrations and mediations arising in the ordinary course of business. We are also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

The Company does not believe that any pending matter will have a material adverse effect on its financial condition or results of operation. However, litigation in general and the outcome of any matter in particular can not be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

18. Other Comprehensive Income (Loss), Net

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Accumulated Other Compre- hensive Income
As of September 30, 2003	$39,580	$(1,023)	$—	$38,557
Other comprehensive income	29,470	1,023	—	30,493

As of September 30, 2004	69,050	—	—	69,050
Other comprehensive income	3,270	(2,397)	(135)	738

As of September 30, 2005	72,320	(2,397)	(135)	69,788
Other comprehensive income	2,760	2,397	127	5,284

As of September 30, 2006 (1)	$75,080	$—	$(8)	$75,072

(1) Net of $30,593 of taxes.

The change in foreign currency translation during the years ended September 30, 2006, 2005 and 2004 were primarily related to changes in the value of the British pound sterling relative to the U.S. dollar.

19. Income Taxes

For the years ended September 30, 2006, 2005 and 2004, the Company’s provision for income taxes aggregated $56,368, $85,783 and $85,015, respectively, and consisted of the following:

	2006			2005			2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$24,228	$2,570	$26,798	$(4,825)	$79,236	$74,411	$41,177	$29,218	$70,395
State and local	6,620	(935)	5,685	1,215	5,648	6,863	7,297	3,163	10,460
Foreign	5,765	18,120	23,885	7,675	(3,166)	4,509	4,160	—	4,160

	$36,613	$19,755	$56,368	$4,065	$81,718	$85,783	$52,634	$32,381	$85,015

Tax benefit associated with the vesting of restricted stock and restricted stock units and the exercise of nonqualified stock options were credited directly to additional paid-in capital and amounted to $191, $3,204 and $4,000 in 2006, 2005 and 2004, respectively.

The effective income tax rate for the year ended September 30, 2006 was 94.6% as compared to 38.9% in fiscal 2005. The current year’s effective rate was impacted by a number of significant items including a non-deductible goodwill impairment charge, the net impact of reserve activity as well as a reduction of deferred tax assets related to foreign entities. The impact of these significant items was to reduce the rate by a net 133.4%. In addition, the Company added $3,018 of deferred tax assets associated with acquisitions. This deferred tax asset was recorded as a reduction to goodwill.

Income tax expense for the period differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before taxes as a result of the following:

	2006	2005	2004
(Benefit) provision for taxes at U.S. federal statutory rate	$(20,850)	$77,180	$72,751
Increase (reduction) in income taxes resulting from:
Goodwill impairment	58,665
Reduction of deferred tax assets related to foreign entities	18,343
Reserves and related interest	(4,238)
State and local income taxes, net of federal income tax benefits	3,432	3,733	7,799
Nondeductible expenses	2,838	2,018	909
Tax impact on foreign subsidiaries	(4,793)	1,893	3,909
Other	2,971	959	(353)

	$56,368	$85,783	$85,015

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2006	2005
Deferred tax assets:
Deferred contract revenues	$72,782	$51,370
Accrued expenses	7,167	22,490
Foreign tax loss carryforwards	41,680	48,604
Foreign accrued expenses	4,570	12,326
Depreciation and amortization	—	3,284
Compensation and benefits	28,550	6,924
Domestic tax loss carryforwards	44,117	59,969
Other	735	3,215

	199,601	208,182
Valuation allowance	(41,795)	(57,042)

	$157,806	$151,140

Deferred tax liabilities:
Deferred contract costs	$103,298	$93,521
Goodwill and intangible amortization	102,472	89,923
Currency translation adjustment	30,593	—
Depreciation and amortization	2,660	—
Other	—	22,677

	$239,023	$206,121

The domestic federal net operating loss carryforward of $113,413 relates to the Exult merger (Note 4) and expires from 2017 - 2024. All of the net operating losses are expected to be utilized through 2008.

At September 30, 2006, the Company has available foreign net operating losses of approximately $140,521, of which $123,774 has already provided a U.S. tax benefit. The remaining net operating loss carryforward of $16,747 includes $12,585 which expires at various dates between 2007 and 2018, and the remainder has an indefinite carryforward period. The foreign local country net operating loss carryforwards of approximately $140,521 has a valuation allowance of $127,596 offsetting the benefit. The valuation allowance primarily represents loss carryforwards and deductible temporary differences for which utilization is uncertain given the lack of sustained profitability of foreign entities and/or limited carryforward periods.

The Company has a tax holiday in a foreign country through March 31, 2009. The tax benefit of the tax holiday for the current fiscal year is approximately $2,800 or $0.03 per diluted share.

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

20. Supplemental Cash Flow Information

	Year Ended September 30,
	2006	2005	2004
Supplementary disclosure of cash paid during the year:
Interest paid	$20,497	$20,803	$18,394
Income taxes paid	25,098	28,942	56,847

Schedule of noncash investing and financing activities:
Acquisition, cash paid, net of cash acquired:
Common stock issued and warrants acquired in connection with acquisition, net of issuance costs	$—	$652,378	$—
Transaction costs	—	(3,356)	(3,708)
Fair value of assets acquired	(805)	(469,251)	(3,530)
Fair value of liabilities assumed	656	219,872	2,966
Goodwill	(6,502)	(406,369)	(7,178)

Cash paid, net of cash acquired	(6,651)	(6,726)	(11,450)
Real estate and equipment purchased under capital leases	—	—	2,917
Software licenses purchased under long-term agreements	836	2,926	7,444

21. Other Income (Expense), Net

Other income (expense), net consists of the following components:

	Year Ended September 30,
	2006	2005	2004
Interest expense	$(23,266)	$(23,086)	$(18,608)
Interest income	17,795	8,947	3,316
Gain on contribution of business	7,127	—	—
Other	2,841	379	318

Other income (expense), net	$4,497	$(13,760)	$(14,974)

During the year ended September 30, 2006, the Company recognized a gain of $7,127 in connection with the contribution of its retirement and financial management business within Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company currently has a 28% non-controlling interest in the investee and accounts for its investment under the equity method of accounting.

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

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, overall corporate management, firmwide marketing, finance, legal, support services and space management. A majority of the costs of information systems, human resources and some support services are allocated to the Outsourcing and Consulting segments on a specific identification basis and based on usage or headcount. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the remaining shared services are not allocated to the business segments; rather, they are included in unallocated shared service costs.

During the first quarter of fiscal 2006, the Company completed an internal reorganization which was intended to further improve the way the Company’s business units work together, share knowledge and leverage resources. The reorganization did not change the Company’s reportable segments, but it did impact the revenues and costs reported within each segment and the level of unallocated shared service costs. The changes included the movement of the client development sales organization and certain business support services, financial services, research and internal communications personnel and related costs from shared services into the segments that they are now supporting on a dedicated basis. Certain shared service practices previously embedded in one segment, but which provide services across the business groups, have also been moved and integrated within our global shared service operations. Certain business units, primarily the pension administrative services businesses in Europe and Canada, were also realigned and moved into the segments where they will be managed and operated. Additionally, the Company changed the way it tracks and reports intersegment revenues. Previously, the business group with the direct client billing responsibility recognized the revenue. Now, revenues are recognized by each segment providing services and any intersegment revenues are eliminated in consolidation. These changes are reflected in the Company’s results for the year ended September 30, 2006. The Company has recast the fiscal 2005 results for comparative purposes however, fiscal 2004 has not been recast as it was not practical. As a result, the fiscal 2004 segment results do not include the movement of certain unallocated shared service costs into segment results as well as the recording of intersegment revenues and are not comparable to fiscal 2005 or fiscal 2006.

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2006 (1)	2005 (1)	2004
Outsourcing
Segment revenues before reimbursements	$1,983,212	$2,050,644	$1,427,375
Segment (loss) income	(77,934)	177,004	297,911
Net client receivables and unbilled work in process	360,117	358,150
Long-term unbilled work in process	10,292	14,271
Goodwill and certain intangible assets	453,729	635,699
Deferred contract costs	287,514	252,466

Consulting
Segment revenues before reimbursements	$842,616	$802,810	$772,480
Segment income	162,297	196,388	126,064
Net client receivables and unbilled work in process	262,153	237,541
Long-term unbilled work in process	206	108
Goodwill and certain intangible assets	333,301	320,670
Deferred contract costs	2,140	1,039

Total Company
Segment revenues before reimbursements	$2,825,828	$2,853,454	$2,199,855
Intersegment revenues	(37,106)	(21,947)	—

Revenues before reimbursements (net revenues)	2,788,722	2,831,507	2,199,855
Reimbursements	68,439	58,143	57,545

Total revenues	$2,857,161	$2,889,650	$2,257,400

Segment income	$84,363	$373,392	$423,975

Charges not recorded at the Segment level – Initial public offering restricted stock awards	9,397	17,355	16,733
Unallocated shared costs	139,033	121,762	184,409

Operating (loss) income	$(64,067)	$234,275	$222,833

Net client receivables and unbilled work in process	$622,270	$595,691
Long-term unbilled work in process	10,498	14,379
Goodwill and certain intangible assets	787,030	956,369
Deferred contract costs	289,654	253,505
Assets not reported by segment	1,058,226	837,396

Total assets	$2,767,678	$2,657,340

(1)	On October 1, 2004, the Company merged with Exult, Inc. and its results are included in our results from that date.

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

	Year Ended September 30,
	2006	2005	2004
Revenues
United States	$2,238,901	$2,271,639	$1,836,685
United Kingdom	344,533	362,541	256,230
All Other Countries	273,727	255,470	164,485

Total	$2,857,161	$2,889,650	$2,257,400

Long-Lived Assets
United States	$948,473	$1,055,952
United Kingdom	373,481	380,732
All Other Countries	183,909	210,453

Total	$1,505,863	$1,647,137

23. Quarterly Financial Information (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006:
Revenues:
Revenues before reimbursements (net revenues)	$701,047	$676,153	$698,174	$713,348
Reimbursements	18,646	19,264	16,271	14,258

Total revenues	$719,693	$695,417	$714,445	$727,606

Operating income (loss) (1)	$49,877	$51,249	$(207,624)	$42,431
Net income (loss) (1) (2)	$31,532	$31,782	$(202,247)	$22,995
Earnings (loss) per share:
Basic	$0.29	$0.30	$(1.88)	$0.21
Diluted	$0.29	$0.29	$(1.88)	$0.21

Fiscal 2005:
Revenues:
Revenues before reimbursements (net revenues)	$708,964	$694,039	$709,489	$719,015
Reimbursements	14,889	15,494	12,808	14,952

Total revenues	$723,853	$709,533	$722,297	$733,967

Operating income	$61,733	$48,834	$56,024	$67,684
Net income	$34,025	$27,163	$33,003	$40,541
Earnings per share:
Basic	$0.29	$0.24	$0.31	$0.38
Diluted	$0.28	$0.23	$0.31	$0.37

(1)	Third quarter results include non-cash charges of $248,857 related to the HR BPO business.
(2)	Fourth quarter results include the reversal of non-cash charges of $5,054 related to the correction of an error in the third quarter which was not deemed material to the quarter.

24. Regulated Subsidiary

Hewitt Financial Services LLC (“HFS”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer. HFS is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” and computes its net capital in accordance with the “Basic Standard” of that rule. As of September 30, 2006 and 2005, HFS has met its net capital requirements.

INDEX TO EXHIBITS

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Exult, Inc., Hewitt Associates, Inc. and Eagle Merger Corp (incorporated by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-4, Registration No. 333-117326).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.2	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, Registration No. 333-119576).

10.1	Amended and Restated Multicurrency Promissory Note, dated February 23, 1998 (incorporated by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.2	Hewitt Global Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., General Atlantic Partners 54, L.P., General Atlantic Partners 57, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. (incorporated by reference to Exhibit 99.2 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.4	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., Kevin M. Campbell, James C. Madden, V., Michael J. Salvino and Stephen M. Unterberger (incorporated by reference to Exhibit 99.3 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.5	Hewitt Associates LLC Note Purchase Agreement, dated May 1, 1996, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.4 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.6	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.7	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.8	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.9	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series C), dated as of June 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.93% Senior Notes, Series C, due June 30, 2007 (incorporated by reference to Exhibit 10.8 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.10	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series D), dated as of October 1, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 7.65% Senior Notes, Series D, due October 15, 2005 (incorporated by reference to Exhibit 10.9 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.11	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.12	Revolving and Term Credit Facility by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto dated as of May 28, 1996, as amended by Amendments 1 through 6 thereto (incorporated by reference to Exhibit 10.13 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.13	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.14	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranch 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.15	Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.19 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.16	Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.20 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.17	Seventh Amendment to Revolving and Term Credit Agreement by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto (incorporated by reference to Exhibit 10.21 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.18	Three Year Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.22 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.19	Aggregate Term Facility, dated as of June 5, 2002 and amended on August 29, 2002, by and among Hewitt Bacon & Woodrow Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.24 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002.)

10.20	Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 31, 2002 (incorporated by reference to Exhibit 10.25 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.21	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for The Woodlands, Texas property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.26 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.22	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999 (for the Orlando, Florida property), as amended on May 31, 2002 (incorporated by reference to Exhibit 10.27 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.23	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of May 15, 1989, as amended by amendments 1 through 9 thereto (incorporated by reference to Exhibit 10.28 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.24	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of August 15, 1995, as amended by amendments on October 1, 1995 and September 28, 2001 (incorporated by reference to Exhibit 10.29 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.25	Lease Agreement by and between LaSalle Bank National Association–Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of December 1, 1989, as amended on September 28, 2001 (incorporated by reference to Exhibit 10.30 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.26	Guaranty Agreement, dated as of March 7, 2003, by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.27	Amendment to the Three Year Credit Agreement, dated as of September 27, 2003, between Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated by reference to Exhibit 10.33 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003).

10.28	Amended Schedule A, dated as of August 1, 2003, and to the Guaranty Agreement by and between Hewitt Associates, LLC and Citigroup, Inc. and its Affiliates, dated as of March 7, 2003 (incorporated by reference to Exhibit 10.34 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003).

10.29	Loan Agreement, between Hewitt Relocation Services, Inc. and Union Bank of California, N.A., dated January 25, 2005 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 5, 2005).

10.30	Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 27, 2005).

10.31	First Amendment to Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 25, 2005).

10.32	First Amendment to Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 25, 2005).

10.33	Second Amendment to Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed May 25, 2005).

10.34	First Amendment to Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC (for The Woodlands, Texas property) dated as of April 22, 1998, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed May 25, 2005).

10.35	First Amendment to Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC (for the Orlando, Florida property) dated as of April 22, 1999, as amended on May 20, 2005 (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed May 25, 2005).

10.36	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed November 18, 2005).

10.37	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed November 18, 2005).

10.38	Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed October 7, 2005).

10.39	Summary of 2005 Compensation Arrangements (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005).

10.40	Summary of 2006 Compensation Arrangements (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 10, 2005).

10.41	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed November 18, 2005).

10.42	Summary of Restricted Stock Grants (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed October 7, 2005).

10.43	Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.44	Consent to Assignment and Amendment of the Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC, dated as of September 29, 2005 (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed November 18, 2005).

10.45	Common Stock Warrant Issued to Bank of Montreal on April 23, 2003 (incorporated by reference to Exult, Inc’s Report on Form 10-Q for the Quarter ended June 30, 2003).

10.46	Warrant Adjustment and Assumption Agreement dated as of October 1, 2004 by and among Exult, Inc., Hewitt Associates, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed November 18, 2005).

10.47	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed November 18, 2005).

10.48	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed November 18, 2005).

10.49	Letter agreement between Bryan J. Doyle and Hewitt Associates, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 15, 2006).

10.50	Summary of certain compensation arrangements (incorporated by reference to Item 1.01 and Exhibit 99.1 to Current Report on Form 8-K filed July 7, 2006).

10.51	Letter Agreement between Russell P. Fradin and Hewitt Associates, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.52	Amendment to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.53	Letter agreement between Dale L. Gifford and Hewitt Associates, Inc. dated September 13, 2006 (filed herewith).

10.54	Third Amendment and Waiver to Loan Agreement dated October 1, 2005, between Hewitt Associates LLC and Union Bank of California (filed herewith).

12.1	Ratio of Earnings to Fixed Charges (filed herewith).

14.	Code of Ethics (incorporated by reference to Exhibit 14 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003.)

21.	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).