Form 10-Q
period 2006-12-31
HEWITT ASSOCIATES INC
filed 2007-02-06
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at December 31, 2006
Class A Common Stock - $0.01 par value	110,914,522

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$155,274	$138,928
Short-term investments	295,035	310,527
Client receivables and unbilled work in process, less allowances of $23,615 and $25,333 at December 31, 2006 and September 30, 2006, respectively	661,181	622,270
Prepaid expenses and other current assets	77,989	72,986
Funds held for clients	104,523	83,026
Deferred income taxes, net	20,572	17,096

Total current assets	1,314,574	1,244,833

Non-Current Assets:
Deferred contract costs	307,422	289,654
Property and equipment, net	400,034	411,205
Other intangible assets, net	235,417	242,108
Goodwill	561,232	544,922
Other non-current assets, net	29,311	34,956

Total non-current assets	1,533,416	1,522,845

Total Assets	$2,847,990	$2,767,678

LIABILITIES

Current Liabilities:
Accounts payable	$19,263	$31,256
Accrued expenses	202,698	194,736
Funds held for clients	104,523	83,026
Advanced billings to clients	230,532	176,563
Accrued compensation and benefits	199,610	263,143
Short-term debt	33,495	32,246
Current portion of long-term debt and capital lease obligations	34,960	34,742

Total current liabilities	825,081	815,712

Non-Current Liabilities:
Deferred contract revenues	199,147	193,638
Debt and capital lease obligations, less current portion	253,959	254,852
Other non-current liabilities	141,976	148,794
Deferred income taxes, net	109,835	98,313

Total non-current liabilities	704,917	695,597

Total Liabilities	$1,529,998	$1,511,309

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	December 31, 2006	September 30, 2006
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 125,033,182 and 124,932,189 shares issued, 110,914,522 and 110,822,409 shares outstanding, as of December 31, 2006 and September 30, 2006, respectively	$1,249	$1,249
Additional paid-in capital	1,381,397	1,368,189
Cost of common stock in treasury, 14,118,660 and 14,109,780 shares of Class A common stock as of December 31, 2006 and September 30, 2006, respectively	(401,586)	(401,365)
Retained earnings	243,289	213,224
Accumulated other comprehensive income, net	93,643	75,072

Total stockholders’ equity	1,317,992	1,256,369

Total Liabilities and Stockholders’ Equity	$2,847,990	$2,767,678

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended December 31,
	2006	2005
Revenues:
Revenues before reimbursements (net revenues)	$726,630	$701,047
Reimbursements	19,420	18,646

Total revenues	746,050	719,693

Operating expenses:
Compensation and related expenses	486,800	426,211
Asset impairment	956	13,229
Reimbursable expenses	19,420	18,646
Other operating expenses	153,876	176,283
Selling, general and administrative expenses	38,462	35,447

Total operating expenses	699,514	669,816

Operating income	46,536	49,877
Other income, net	2,392	3,786

Income before income taxes	48,928	53,663
Provision for income taxes	18,863	22,131

Net income	$30,065	$31,532

Earnings per share:
Basic	$0.28	$0.29
Diluted	$0.27	$0.29
Weighted average shares:
Basic	109,036,948	107,005,870
Diluted	110,616,767	108,950,855

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$30,065	$31,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	45,369	41,263
Asset impairment	956	13,229
Stock-based compensation	9,738	18,102
Deferred income taxes	1,243	(4,491)
Gain on contribution of business	—	(6,827)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(28,840)	44,481
Prepaid expenses and other current assets	(1,178)	(11,402)
Deferred contract costs	(33,613)	(56,667)
Other assets	1,623	(474)
Accounts payable	(12,427)	(30,522)
Accrued compensation and benefits	(65,846)	(10,115)
Accrued expenses	7,452	20,115
Advanced billings to clients	53,956	37,453
Deferred contract revenues	15,685	24,649
Other long-term liabilities	(8,635)	(5,921)

Net cash provided by operating activities	15,548	104,405
Cash flows from investing activities:
Purchases of short-term investments	(36,500)	(72,615)
Proceeds from sales of short-term investments	52,002	38,837
Additions to property and equipment and intangible assets	(21,323)	(18,076)
Cash paid for acquisitions, net of cash received	—	(1,400)

Net cash used in investing activities	(5,821)	(53,254)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,863	2,058
Short-term borrowings	29,712	12,878
Repayments of short-term borrowings, capital leases and long-term debt	(30,410)	(25,227)
Purchase of Class A common shares for treasury	(221)	(131)

Net cash provided by (used in) financing activities	2,944	(10,422)
Effect of exchange rate changes on cash and cash equivalents	3,675	(1,224)

Net increase in cash and cash equivalents	16,346	39,505
Cash and cash equivalents, beginning of period	138,928	157,928

Cash and cash equivalents, end of period	$155,274	$197,433

Supplementary disclosure of cash paid during the period:
Interest paid	$6,850	$6,839
Income taxes paid	$19,656	$243

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2006, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No.109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009) and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (our fiscal year 2007). The Company is currently evaluating the potential impact of SFAS No. 158 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Severance Accrual

During the first quarter of fiscal 2007, the Company implemented several productivity initiatives across the business that resulted in a reduction in workforce. The Company’s severance policy provides the affected employees an amount of severance pay that is based on the associate’s length of service, current employee status and level and benefits elections. For affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. As a result of the actions taken in the first quarter, the Company has estimated its severance obligations to be $11.7 million as of December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43.”

The following table summarizes the activity in the severance accrual for the three months ended December 31, 2006:

	October 1, 2006	Additions	Payments	December 31, 2006
First Quarter reduction in workforce	$—	$15,681	$(3,957)	$11,724

4. Stock-Based Compensation

During the three months ended December 31, 2006 and 2005, the Company’s recorded pretax stock-based compensation expense of $9,738 and $18,102, respectively, related to the expensing of the Company’s non-qualified stock options, restricted stock, and restricted stock units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards; employees can also receive incentive stock options. As of December 31, 2006, only restricted stock, restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock has been reserved for issuance under the Plan. As of December 31, 2006, there were 2,364,564 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On December 1, 2006, the Company granted 2,152,645 shares of restricted stock units at a price of $25.24, which vest over four years. Also on December 1, 2006, the Company granted 115,000 restricted stock units at a price of $25.24 which vest upon meeting certain financial performance conditions as of September 30, 2009. During the quarter, an additional 107,280 shares of restricted stock units were granted at a weighted-average price of $24.45, which vest from one to three years.

Stock Options

On December 1, 2006, the Company granted 841,650 non-qualified stock options at an exercise price of $25.24. Outstanding nonqualified stock options were granted at an exercise price equal to the fair market value of the Company’s shares on the grant date, vest ratably over a four year period and generally expire ten years from the grant date.

A summary of stock option activity for the three months ended December 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	9,664,292	$23.73
Granted	841,650	$25.24
Exercised	(179,785)	$21.41
Forfeited	(26,933)	$24.31
Expired	(295,655)	$25.88

Outstanding at December 31, 2006	10,003,569	$23.84

5. Short-Term Investments

As of December 31, 2006 and September 30, 2006, short-term investments are comprised of available-for-sale securities as follows:

	December 31, 2006		September 30, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes	$1,000	$1,000	$1,000	$1,001
Asset-backed securities	660	659	1,063	1,057
U.S. Treasuries and Agencies	—	—	997	994
Auction rate municipal bonds	293,376	293,376	307,475	307,475

Total	$295,036	$295,035	$310,535	$310,527

Based on the contractual maturities of the available-for-sale debt securities as of December 31, 2006 and September 30, 2006, the amortized cost and estimated fair market value of the securities were as follows:

	December 31, 2006		September 30, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Due in less than one year	$1,000	$1,000	$2,046	$2,043
Due after one year through five years	5,661	5,660	6,014	6,009
Due after five years through ten years	5,000	5,000	5,000	5,000
Due after ten years	283,375	283,375	297,475	297,475

Total	$295,036	$295,035	$310,535	$310,527

As of December 31, 2006, gross unrealized holding gains and losses were $1 and ($2), respectively.

The following represents the gross unrealized losses and the related fair value of the investments available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Short-term investments:
Asset-backed securities	$(2)	$378	$(2)	$378

Management does not believe any individual unrealized losses as of December 31, 2006 represent other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Company currently has both the intent and the ability to hold the securities for the time necessary to recover the amortized cost.

6. Asset Impairment

For the period ending December 31, 2006 and 2005, decisions were made by two clients, one in each year, to terminate their service contracts with Hewitt. As a result of these terminations, asset impairment charges associated with deferred contract costs and capitalized software of $1.0 million and $13.2 million were recorded in the first quarter of 2007 and 2006, respectively.

7. Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended December 31, 2006:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2006	$285,687	$259,235	$544,922
Additions	—	1,412	1,412
Effect of changes in foreign exchange rates	3,030	11,868	14,898

Balance at December 31, 2006	$288,717	$272,515	$561,232

The increase to goodwill during the three months ended December 31, 2006 related to the acquisition of an international consulting business and finalizing the acquisition of minority interests in an international unit that had previously been a 70% owned subsidiary.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at December 31, 2006 and September 30, 2006:

	December 31, 2006			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$15,449	$12,837	$2,612	$14,870	$11,647	$3,223
Core technology	45,359	10,517	34,842	45,309	9,273	36,036
Customer relationships	248,201	50,238	197,963	245,780	42,931	202,849

Total	$309,009	$73,592	$235,417	$305,959	$63,851	$242,108

The increase in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships is due to the effects of foreign currency exchange rate changes.

Amortization expense related to definite useful life assets for the three months ended December 31, 2006 and 2005 is as follows:

	2006	2005
Trademarks and tradenames	$677	$675
Core technology	1,212	1,202
Customer relationships	6,944	4,025

Total	$8,833	$5,902

The increase in customer relationships amortization is primarily due to the acceleration of amortization resulting from a client’s decision not to renew their contract.

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

The components of net periodic benefit costs for the three months ended December 31, 2006 and 2005 include:

	Pension Benefits		Health Benefits
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs
Service cost	$3,762	$2,220	$3	$99
Interest cost	2,270	1,750	200	125
Expected return on plan assets	(2,261)	(1,550)	—	—
Amortization of:
Unrecognized prior service cost	(10)	—	—	(67)
Unrecognized loss	56	131	51	114

Net periodic benefit cost	$3,817	$2,551	$254	$271

During the three months ended December 31, 2006, $8,499 in contributions were made by the Company to the pension plans.

9. Legal Proceedings

From time to time, the Company is a party to lawsuits, arbitrations and mediations arising in the ordinary course of business. We are also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

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

10. Other Income, Net

Other income, net consists of the following components:

	Three Months Ended December 31,
	2006	2005
Interest expense	$(5,379)	$(5,799)
Interest income	6,944	2,073
Gain on contribution of business	—	6,827
Other	827	685

Other income, net	$2,392	$3,786

During the three months ended December 31, 2005, the Company recognized a gain of $6,827 in connection with the contribution of its Retirement and Financial Management actuarial business in Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company currently has a 28% non-controlling interest in the investee and accounts for its investment under the equity method of accounting.

11. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended December 31,
	2006	2005
Net income as reported	$30,065	$31,532

Weighted-average number of shares of common stock for basic	109,036,948	107,005,870
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	522,986	925,673
Unexercised in-the-money stock options	1,056,833	1,019,312

Weighted-average number of shares of common stock for diluted	110,616,767	108,950,855

Earnings per share – basic	$0.28	$0.29

Earnings per share – diluted	$0.27	$0.29

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three months ended December 31, 2006 and 2005, but the weighted-average convertible shares were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive. Warrants to sell 200,000 shares of Class A common stock, which the Company assumed in the Exult merger, were outstanding in the three months ended December 31, 2006 and 2005, but the warrants were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. Of the outstanding stock options as of December 31, 2006 and 2005, 3,431,441 and 3,540,959 weighted average shares, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Class A common stock.

12. Other Comprehensive Income, Net

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2006	2005
Net income	$30,065	$31,532
Other comprehensive income:
Foreign currency translation adjustments	18,565	(13,721)
Unrealized gains on investments	6	47

Total comprehensive income	$48,636	$17,858

13. Segment Results

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

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, client support services, human resources, management, corporate relations, financial, legal, and other supporting services. Many of these costs, such as information systems, human resources, real estate, and other support services, are allocated to the Outsourcing and Consulting business segments based on usage, volume and headcount. Certain costs within Global Corporate Services, such as financial, legal, management and corporate relations, are not allocated to the business segments; rather, they are included in unallocated shared service costs.

The table below summarizes the Company’s reportable segment results.

	Three Months Ended December 31,
	2006	2005
Outsourcing
Segment revenues before reimbursements	$520,842	$512,131
Segment income	57,580	43,965

Consulting
Segment revenues before reimbursements	$214,910	$195,737
Segment income	35,381	41,817

Total Company
Segment revenues before reimbursements	$735,752	$707,868
Intersegment revenues	(9,122)	(6,821)

Revenues before reimbursements (net revenues)	726,630	701,047
Reimbursements	19,420	18,646

Total revenues	$746,050	$719,693

Segment income	$92,961	$85,782
Charges not recorded at the segment level: Initial public offering restricted stock awards	—	3,950
Unallocated shared service costs	46,425	31,955

Operating income	$46,536	$49,877

14. Subsequent Event

On January 31, 2007, the board of directors authorized the Company to repurchase up to $750 million of its outstanding common shares over the next twenty-four months.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our consolidated financial statements and related notes presented earlier in this Quarterly Report on Form 10-Q. Please also refer to our consolidated financial statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional information. In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Some of the risks and uncertainties are described below and in the “Note Regarding Forward-Looking Statements” which appears later in this section and in our Annual Report on Form 10-K, in Item 1A under the heading “Risk Factors.”

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2007”or “fiscal 2007” means the twelve-month period that ends September 30, 2007. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. Dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in thousands of U.S. Dollars unless otherwise noted. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

Overview

During the first quarter of fiscal 2007, we made solid progress towards achieving more profitable growth, reporting strong direct revenue growth (excluding third party supplier revenue) of 7.3%. In addition to increased revenues and productivity savings, effective management of costs also contributed to higher segment operating income versus the same quarter of the prior year.

Within Outsourcing, Benefits reported revenue strength in the quarter due to solid organic growth from existing clients. Human Resources Business Process Outsourcing also performed well compared to prior year primarily due to an increase in clients going live with contracted services over the past twelve months and strong one-time project work. In addition to solid revenue growth, Human Resources Business Process Outsourcing continued to focus on improving operational efficiency while actively pursuing new client opportunities.

Consulting revenue growth was strong versus the prior year for Retirement and Financial Management pension administration and actuarial services as well as Communication consulting services. Favorable market conditions and demand for consulting based services remain strong across the regions.

Operating expense increased 4.4% as compared to prior year primarily driven by higher compensation, and related costs associated with increases in salary and wages as well as higher performance based compensation awards. Included in the current year first quarter compensation expense is a $15.7 million pretax charge related to severance costs associated with workforce reductions impacting the Company’s Outsourcing businesses ($10.1 million), both Benefits Outsourcing and Human Resources Business Process Outsourcing, as well as the Company’s administrative and support functions ($5.6 million). The severance costs are a result of the Company’s ongoing efforts to identify productivity opportunities and process efficiencies throughout the organization and are classified as a component of unallocated shared service costs.

The prior-year first quarter results included a net $10.0 million charge, comprised of a $13.2 million asset impairment charge for previously deferred costs, offset by $3.2 million of previously deferred revenues, resulting from a client’s termination of a service contract, and a $7.3 million pretax charge related to severance costs associated with staff reductions taken within our Outsourcing segment. Also included in prior year results is a non-operating gain of $6.8 million related to the Company’s German actuarial business.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended December 31, 2006 and 2005

Unaudited

	Three Months Ended December 31,			% of Net Revenues
(in thousands)	2006	2005	% Change	2006	2005
Revenues:
Net revenues (1)	$726,630	$701,047	3.6%
Reimbursements	19,420	18,646	4.2%

Total revenues	746,050	719,693	3.7%

Operating expenses:
Compensation and related expenses	486,800	426,211	14.2%	67.0	60.8
Asset impairment	956	13,229	(92.8)%	0.1	1.9
Reimbursable expenses	19,420	18,646	4.2%	2.7	2.7
Other operating expenses (1)	153,876	176,283	(12.7)%	21.2	25.1
Selling, general and administrative expenses	38,462	35,447	8.5%	5.3	5.1

Total operating expenses	699,514	669,816	4.4%	96.3	95.6

Operating income	46,536	49,877	(6.7)%	6.4	7.1
Other income, net	2,392	3,786	(36.8)%	0.3	0.6

Income before income taxes	48,928	53,663	(8.8)%	6.7	7.7
Provision for income taxes	18,863	22,131	(14.8)%	2.6	3.2

Net income	$30,065	$31,532	(4.7)%	4.1%	4.5%

(1)	Net revenues include $21,071 and $43,229 of third party supplier revenues for the three months ended December 31, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The increase in net revenues was driven by revenue growth in Outsourcing associated with strong project work and ongoing client revenue and strong Consulting revenues driven by high demand for Retirement and Financial Management and Talent and Organizational Consulting. Offsetting the revenue favorability is lower third party supplier revenues resulting from the termination of an Outsourcing client contract previously disclosed in the second quarter of fiscal 2005. Net revenues, excluding third party supplier revenues and after adjusting for the effects of foreign currency translation of approximately $12.0 million and revenues generated from an acquisition in the fourth quarter of FY06 of approximately $2.2 million, increased 4.9% as compared to the prior-year quarter. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses include all personnel, supplemental staffing and related expenses. The increase in current quarter expense over the prior year is primarily due to $18.0 million of higher performance-based compensation and $27.6 million attributable to higher wages and increased headcount as well as a reduction in net compensation deferrals over the prior year of $15.0 million being partially offset by $8.4 million of lower stock-based compensation expense. The current year also includes a pretax charge of $15.7 million related to severance costs associated with the reduction in force. The prior year’s first quarter results included $7.3 million of severance charges.

The increase over prior year in performance-based compensation is primarily due to the timing of incentive based compensation expense, funding methodology, and higher incentive compensation focused on rewarding employees for the achievement of targeted performance goals as well as an increase in the number of employees.

Asset Impairment

Asset impairment includes charges for the impairment of deferred contract costs and capitalized software. For the period ending December 31, 2006 and 2005, decisions were made by two clients, one in each year, to terminate their service contracts with Hewitt. As a result of these terminations, asset impairment charges of $1.0 million and $13.2 million were recorded in the first quarter of 2007 and 2006, respectively.

Other Operating Expenses

Other operating expenses include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs. The decrease in other operating expenses is primarily due to a significant decrease in the third party supplier costs. Excluding the decrease in third party costs, other operating expenses were relatively flat over the prior year as a result of the Company’s continued focus on managing the cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include promotion and marketing costs, corporate professional services, amortization of definite-lived intangible assets, provisions for doubtful accounts and other general office expenses. The increase in selling, general and administrative expense is primarily due to increased amortization expense of $2.7 million resulting from the shortening of the remaining useful life of a customer relationship following the decision by that customer to not renew its Business Process Outsourcing contract at the end of its contract term.

Other Income, Net

Other income, net includes interest expense, interest income, equity earnings on unconsolidated investments and other non-operating gains or losses. Other income decreased due to the prior-year gain of $6.8 million associated with the contribution of our German Retirement and Financial Management business in exchange for an increased investment in a German actuarial business. Partially offsetting this decrease is higher interest income driven from significantly higher average investment balances and a rising interest rate environment yielding higher returns.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 38.6% for the three months ended December 31, 2006, as compared to 41.2% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. The current period lower effective tax rate compared to the comparable prior-year period is primarily due to nonrecurring discrete items from the comparable prior-year period which increased the comparable prior-year period effective tax rate.

Segment Results

Operating income before unallocated shared service costs and initial public offering restricted stock awards in 2005 is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended December 31, 2006 and 2005

Unaudited

	Three Months Ended December 31,
(in thousands)	2006	2005	% Change
Outsourcing
Segment revenues before reimbursements (1)	$520,842	$512,131	1.7%
Segment income	57,580	43,965	31.0%
Segment income as a percentage of segment revenues	11.1%	8.6%

Consulting
Segment revenues before reimbursements	$214,910	$195,737	9.8%
Segment income	35,381	41,817	(15.4)%
Segment income as a percentage of segment revenues	16.5%	21.4%

Total Company
Segment revenues before reimbursements (1)	$735,752	$707,868	3.9%
Intersegment revenues	(9,122)	(6,821)	33.7%

Revenues before reimbursements (net revenues)	726,630	701,047	3.6%
Reimbursements	19,420	18,646	4.2%

Total revenues	$746,050	$719,693	3.7%

Segment income	$92,961	$85,782	8.4%
Charges not recorded at the segment level: Initial public offering restricted stock awards	—	3,950	(100.0)%
Unallocated shared service costs	46,425	31,955	45.3%

Operating income	$46,536	$49,877	(6.7)%

(1)	Outsourcing net revenues include $21,071 and $43,229 of third party supplier revenues for the three months ended December 31, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Outsourcing

Outsourcing net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation, increased 5.4% during the three months ended December 31, 2006 as compared to the prior-year quarter. The increase is primarily related to an increase in Human Resources Business Process Outsourcing clients going live with contract services over the twelve month period and higher project work as well as strong organic growth in Benefits Outsourcing.

Outsourcing operating income increased 31.0% as compared to the prior-year quarter due to higher revenues partially offset by increases in compensation and related costs associated with higher salaries and performance based incentives as well as reductions in compensation deferrals. Prior-year results also include a net $10.0 million charge associated with a client’s contract termination and a $7.3 million charge related to severance costs associated with staff reductions which also contributed to the increase in operating income over the prior year. As previously discussed, severance costs of $10.1 million, related to staff reductions announced in the first quarter of fiscal 2007, are reflected within unallocated shared service costs.

Consulting

Consulting net revenues increased by 9.8% during the three months ended December 31, 2006 as compared to prior-year quarter. Adjusting for the favorable effects of foreign currency translation of $7.5 million and the revenues generated from the acquisition of a Swedish business in the fourth quarter of FY06 of approximately $2.1 million, Consulting net revenues increased 4.5%. The majority of this growth was driven by increased demand for Retirement and Financial Management consulting, in particular, driven by the new funding legislation in the U.S. and upcoming pension accounting changes, increased demand for Communication consulting services including support for benefit program changes, annual enrollment, and implementation of Outsourcing programs, and executive compensation consulting in part driven by new proxy disclosure requirements.

Unallocated Shared Service Costs

Certain costs, such as financial, legal, management and corporate relations, are shared service costs that are not allocated to the business segments. Current quarter shared service costs include severance expense of $15.7 million associated with workforce reductions in the first quarter. Excluding the impact of the severance charge, unallocated shared service costs decreased $1.2 million or 3.8% versus the comparable prior-year period. The decrease was primarily driven by operating and process efficiencies as well as management control of expenses.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to debt and equity capital markets.

Summary of Cash Flows	Three Months Ended December 31,
(in thousands)	2006	2005
Cash provided by operating activities	$15,548	$104,405
Cash used in investing activities	(5,821)	(53,254)
Cash provided by (used in) financing activities	2,944	(10,422)
Effect of exchange rates on cash	3,675	(1,224)

Net increase in cash and cash equivalents	16,346	39,505
Cash and cash equivalents at beginning of period	138,928	157,928

Cash and cash equivalents at end of period	$155,274	$197,433

Working capital, defined as current assets less current liabilities, was $489 million and $429 million at December 31, 2006 and September 30, 2006, respectively.

The decrease in cash provided by operating activities was primarily due to a higher level of performance-based compensation paid this year for prior-year results than was paid in the prior year and lower levels of cash collected on accounts receivable than in the same period last year.

The decrease in cash used in investing activities was primarily due to reductions in cash used to purchase short-term investments, coupled with increases in proceeds received from the sale of short-term investments to fund the higher level of performance-based compensation paid in the current quarter.

The increase in cash provided by financing activities was primarily due to an increase in short-term borrowings partially offset by an increase in the repayment of long-term borrowings compared to the prior-year period.

At December 31, 2006 the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of December 31, 2006 was approximately $217 million.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the “Contractual Obligations” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three months ended December 31, 2006.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2006. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason. Such important factors include:

•	The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively our revenues and profit margins will be adversely affected

•	A significant or prolonged economic downturn could have a material adverse effect on our revenues and profit margin

•

The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process and the inability to maintain our prices

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

•

Our business performance and growth plans will be negatively affected if we are not able to effectively apply technology in driving value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools

•	If our clients or third parties are not satisfied with our services, we may face damage to our professional reputation or legal liability

•	Improper disclosure of personal data could result in liability and harm our reputation

•	We depend on our employees; the inability to attract new talent or the loss of key employees could damage or result in the loss of client relationships and adversely affect our business

•	Our global operations and expansion strategy pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address

•	The demand for our services may not grow at rates we anticipate

•	If we fail to establish and maintain alliances for developing, marketing and delivering our services, our ability to increase our revenues and profitability may suffer

•	We rely on third parties to provide services and their failure to perform the service could do harm to our business

•

We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others

•

We rely heavily on our computing and communications infrastructure and the integrity of these systems in the delivery of services for our clients, and our operational performance and revenue growth depends, in part, on the reliability and functionality of this infrastructure as a means of delivering human resources services

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in volatility of our stock price

•	There are significant limitations on the ability of any person or company to buy Hewitt without the approval of the Board of Directors, which may decrease the price of our Class A common stock

•	Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interest

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of December 31, 2006, there have been no material changes in our market risk from September 30, 2006. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.	Legal Proceedings

From time to time, the Company is a party to lawsuits, arbitrations and mediations arising in the ordinary course of business. We are also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2006 (1)
Class A	3,632	$24.26	—	$ —
November 1 - 30, 2006 (1)
Class A	3,040	$25.15	—	$ —
December 1 - 31, 2006 (1)
Class A	2,208	$25.75	—	$ —

Total Shares Purchased:
Class A	8,880	$24.94	—	$ —

(1)	The shares purchased are shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for October 1, 2006 through December 31, 2006 represents a weighted average of the closing stock prices on the dates the shares were withheld.

Item 6. Exhibits

a.	Exhibits.

3.1	Second Amended and Restated Certificate of Incorporation (filed herewith).

10.1	Summary of Director Compensation Arrangements (incorporated by reference to report on 8-K filed November 7, 2006).

10.2	Fiscal Year 2007 Performance Share Program Award Agreement (incorporated by reference to report on form 8-K filed December 7, 2006).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4 and 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: February 6, 2007	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)