Form 10-Q
period 2007-03-31
HEWITT ASSOCIATES INC
filed 2007-05-09
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at March 31, 2007
Class A Common Stock—$0.01 par value	110,235,388

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2007

Part I.	Financial Information

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$145,986	$138,928
Short-term investments	315,849	310,527
Client receivables and unbilled work in process, less allowances of $23,260 and $25,333 at March 31, 2007 and September 30, 2006, respectively	635,262	622,270
Prepaid expenses and other current assets	92,713	72,986
Funds held for clients	134,449	83,026
Deferred income taxes, net	25,138	17,096

Total current assets	1,349,397	1,244,833

Non-Current Assets:
Deferred contract costs	325,888	289,654
Property and equipment, net	392,067	411,205
Other intangible assets, net	227,099	242,108
Goodwill	563,407	544,922
Other non-current assets, net	28,365	34,956

Total non-current assets	1,536,826	1,522,845

Total Assets	$2,886,223	$2,767,678

LIABILITIES

Current Liabilities:
Accounts payable	$17,480	$31,256
Accrued expenses	186,267	194,736
Funds held for clients	134,449	83,026
Advanced billings to clients	214,366	176,563
Accrued compensation and benefits	235,542	263,143
Short-term debt	29,982	32,246
Current portion of long-term debt and capital lease obligations	39,073	34,742

Total current liabilities	857,159	815,712

Non-Current Liabilities:
Deferred contract revenues	213,456	193,638
Debt and capital lease obligations, less current portion	245,882	254,852
Other non-current liabilities	140,003	148,794
Deferred income taxes, net	103,645	98,313

Total non-current liabilities	702,986	695,597

Total Liabilities	$1,560,145	$1,511,309

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	March 31, 2007	September 30, 2006
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 125,666,759 and 124,932,189 shares issued, 110,235,388 and 110,822,409 shares outstanding, as of March 31, 2007 and September 30, 2006, respectively	$1,257	$1,249
Additional paid-in capital	1,410,928	1,368,189
Cost of common stock in treasury, 15,431,371 and 14,109,780 shares of Class A common stock as of March 31, 2007 and September 30, 2006, respectively	(440,023)	(401,365)
Retained earnings	256,275	213,224
Accumulated other comprehensive income, net	97,641	75,072

Total stockholders’ equity	1,326,078	1,256,369

Total Liabilities and Stockholders’ Equity	$2,886,223	$2,767,678

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Revenues before reimbursements (net revenues)	$716,203	$676,153	$1,442,834	$1,377,200
Reimbursements	17,605	19,264	37,024	37,910

Total revenues	733,808	695,417	1,479,858	1,415,110

Operating expenses:
Compensation and related expenses	482,686	430,872	969,487	857,082
Asset impairment	2,659	7,307	3,615	20,537
Reimbursable expenses	17,605	19,264	37,024	37,910
Other operating expenses	152,053	149,822	305,930	326,106
Selling, general and administrative expenses	60,037	36,903	98,498	72,349

Total operating expenses	715,040	644,168	1,414,554	1,313,984

Operating income	18,768	51,249	65,304	101,126

Other income (expense), net	3,453	(627)	5,845	3,159

Income before income taxes	22,221	50,622	71,149	104,285

Provision for income taxes	9,235	18,840	28,098	40,971

Net income	$12,986	$31,782	$43,051	$63,314

Earnings per share:
Basic	$0.12	$0.30	$0.39	$0.59
Diluted	$0.12	$0.29	$0.39	$0.58

Weighted average shares:
Basic	109,190,547	107,156,048	109,112,904	107,080,134
Diluted	111,936,801	109,704,163	111,275,939	109,319,110

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$43,051	$63,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	91,593	80,617
Asset impairment	3,615	20,537
Stock-based compensation	22,697	34,750
Deferred income taxes	(10,096)	9,275
Gain on contribution of business	—	(7,127)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(1,592)	35,255
Prepaid expenses and other current assets	(15,352)	27,648
Deferred contract costs	(67,964)	(99,957)
Other assets	2,269	(1,058)
Accounts payable	(14,277)	(29,173)
Accrued compensation and benefits	(30,272)	(11,296)
Accrued expenses	(11,135)	(9,969)
Advanced billings to clients	37,660	40,194
Deferred contract revenues	38,325	57,186
Other long-term liabilities	(10,614)	(10,900)

Net cash provided by operating activities	77,908	199,296

Cash flows from investing activities:
Purchases of short-term investments	(158,140)	(186,340)
Proceeds from sales of short-term investments	152,838	71,524
Additions to property and equipment and intangible assets	(42,125)	(47,954)
Cash paid for acquisitions, net of cash received	—	(1,400)

Net cash used in investing activities	(47,427)	(164,170)

Cash flows from financing activities:
Proceeds from the exercise of stock options	19,577	8,943
Short-term borrowings	52,232	54,658
Repayments of short-term borrowings, capital leases and long-term debt	(60,959)	(69,717)
Purchase of Class A common shares for treasury	(38,658)	(195)

Net cash used in financing activities	(27,808)	(6,311)

Effect of exchange rate changes on cash and cash equivalents	4,385	(164)

Net increase in cash and cash equivalents	7,058	28,651

Cash and cash equivalents, beginning of period	138,928	157,928

Cash and cash equivalents, end of period	$145,986	$186,579

Supplementary disclosure of cash paid during the period:
Interest paid	$11,705	$10,602
Income taxes paid	$66,750	$2,853

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except for share and per share amounts or as otherwise indicated)

1.	Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources benefits, outsourcing and consulting services. Benefits Outsourcing includes administrative services for health and welfare, defined contribution and defined benefit plans. Human Resource Business Process Outsourcing (HR BPO) includes workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, relocation services, time and attendance, accounts payable, procurement expertise and vendor management. Hewitt’s Consulting business provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission.

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

Reclassifications

Certain prior year amounts have been recast and reclassified to conform to the current year presentation. The prior year Statement of Cash Flows reflects the inclusion of amortization of deferred contract revenues and costs as well as asset impairments within Adjustments to reconcile net income to net cash provided by operating activities, with the corresponding offset within Changes in operating assets and liabilities. In addition, as discussed in footnote 12, segment results for 2006 have been recast to conform to the 2007 presentation.

3.	Severance Accrual

During the first two quarters of fiscal 2007, the Company implemented several productivity initiatives across the business that resulted in a reduction in workforce. The Company’s severance policy provides the affected employees an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. As of March 31, 2007, the Company has estimated its severance obligations to be $3.4 million in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43.”

The following table summarizes the activity in the severance accrual for the six months ended March 31, 2007:

	October 1, 2006	Additions	Payments	Adjustments	March 31, 2007
Fiscal 2007 reduction in workforce	$—	$16,199	$(11,438)	$(1,325)	$3,436

In the first quarter, the Company recorded a $15.7 million severance charge to compensation and related expenses associated with productivity initiatives. During the second quarter, the Company recorded an additional $0.5 million for incremental severance activity. The first quarter charge was reduced by $1.3 million in the second quarter due to higher than expected attrition and redeployment of impacted employees as well as a revision in estimated severance payments to certain employees. The Company anticipates that the remaining accrual will be paid out by the end of this fiscal year.

4.	Stock-Based Compensation

During the six months ended March 31, 2007 and 2006, the Company recorded pre-tax stock-based compensation expense of $22,697 and $34,750, respectively, related to expensing of the Company’s non-qualified stock options, restricted stock, and restricted stock units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and cash-based awards; employees can also receive incentive stock options. As of March 31, 2007, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of March 31, 2007, there were 2,517,571 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On December 1, 2006, the Company granted 2,152,645 shares of restricted stock units at a price of $25.24, which vest over four years. Also on December 1, 2006, the Company granted 115,000 restricted stock units at a price of $25.24 which vest on September 30, 2009 upon meeting certain fiscal year 2007 financial performance conditions. During the six months ended March 31, 2007, an additional 169,369 shares of restricted stock units were granted at a weighted-average price of $25.37, which vest from one to four years.

Stock Options

On December 1, 2006, the Company granted 841,650 non-qualified stock options at an exercise price of $25.24. An additional 32,900 non-qualified stock options were granted during the quarter at a weighted-average price of $26.94.

Outstanding nonqualified stock options were granted at an exercise price equal to the fair market value of the Company’s shares on the grant date, vest ratably over a four year period and generally expire ten years from the grant date.

A summary of stock option activity for the six months ended March 31, 2007 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	9,664,292	$23.73
Granted	874,550	$25.30
Exercised	(860,874)	$22.23
Forfeited	(73,849)	$24.45
Expired	(345,909)	$25.91

Outstanding at March 31, 2007	9,258,210	$23.94

5.	Asset Impairment

Asset impairment includes charges for the impairment of deferred contract costs and capitalized software. For the first two quarters of the fiscal year, the impairment charge of $3.6 million primarily resulted from the write-off of deferred contract set-up costs for various clients. The prior year impairment charge of $20.5 million was primarily associated with a termination of a client contract and a loss provision associated with a second client contract.

6.	Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the six months ended March 31, 2007:

	Benefits Outsourcing	HR BPO	Consulting	Total
Balance at September 30, 2006	$16,738	$268,949	$259,235	$544,922
Addition	—	—	1,428	1,428
Effect of changes in foreign exchange rates	376	4,677	12,004	17,057

Balance at March, 31, 2007	$17,114	$273,626	$272,667	$563,407

The addition to goodwill during the six months ended March 31, 2007 related to the acquisition of an international consulting business and finalizing the acquisition of minority interest in an international unit that had previously been a 70% owned subsidiary.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at March 31, 2007 and September 30, 2006:

	March 31, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$15,454	$13,529	$1,925	$14,870	$11,647	$3,223
Core technology	45,376	11,701	33,675	45,309	9,273	36,036
Customer relationships	248,514	57,015	191,499	245,780	42,931	202,849

Total	$309,344	$82,245	$227,099	$305,959	$63,851	$242,108

The increase in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships is due to the effects of foreign currency exchange rate changes.

Amortization expense related to definite useful life assets for the three and six months ended March 31, 2007 and March 31, 2006 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Trademarks and tradenames	$688	$678	$1,365	$1,353
Core technology	1,175	1,203	2,387	2,406
Customer relationships	6,719	4,016	13,663	8,039

Total	$8,582	$5,897	$17,415	$11,798

7.	Pension and Postretirement Benefit Plans

The Company has defined benefit pension plans to provide benefits to eligible employees in the United Kingdom, Switzerland, Netherlands, Germany, India, France, Ireland and Mexico. It is the Company’s policy to fund these plans in accordance with local practice and legislation. The Company also provides health benefits for retired U.S. and Canadian employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions, which include certain age and service requirements. The health benefit plans are contributory and contributions are reviewed annually and adjusted periodically.

The components of net periodic pension benefit costs for the three and six months ended March 31, 2007 and March 31, 2006 include:

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$2,355	$2,709	$6,117	$4,920
Interest cost	2,277	1,890	4,547	3,638
Expected return on plan assets	(2,234)	(1,722)	(4,495)	(3,273)
Loss recognized in the year	—	7	—	7
Amortization of:
Unrecognized prior service credit	(11)	—	(21)	—
Unrecognized loss	57	138	113	276

Net periodic benefit cost	$2,444	$3,022	$6,261	$5,568

During the six months ended March 31, 2007, $10,794 in contributions were made by the Company to the pension plans.

The components of net periodic health benefit costs for the three and six months ended March 31, 2007 and March 31, 2006 include:

	Health Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$3	$99	$6	$198
Interest cost	200	125	400	250
Amortization of:
Unrecognized prior service (credit)/cost	—	(67)	1	(134)
Unrecognized loss	51	114	101	228

Net periodic benefit cost	$254	$271	$508	$542

8.	Commitments and Contingencies

The Company is involved in disputes arising in the ordinary course of its business relating to Outsourcing or Consulting agreements, professional liability claims, vendors or service providers or employment claims. We are also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

In the second quarter, the Company recorded a $4 million pre-tax charge, within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor.

The Company does not believe that any unresolved disputes will have a material adverse effect on its financial condition or results of operation. However, litigation in general and the outcome of any matter in particular cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

The Company is in active discussions with a number of HR BPO clients to renegotiate the terms of their contracts. These renegotiations could result in changes to the scope or duration of services, service delivery methods or pricing or could result in contract termination. In the second quarter, the Company recorded a $12 million pre-tax charge related to the anticipated restructuring of one of these contracts. No additional provisions have been recorded with respect to other HR BPO contracts. As negotiations progress we may be required to recognize additional charges, which could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

9.	Other Income (Expense), Net

Other income (expense), net consists of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Interest expense	$(5,266)	$(5,442)	$(10,645)	$(11,241)
Interest income	7,831	3,789	14,775	5,863
Gain on contribution of business	—	300	—	7,127
Other	888	726	1,715	1,410

Other income (expense), net	$3,453	$(627)	$5,845	$3,159

During the six months ended March 31, 2006, the Company recognized a gain of $7,127 in connection with the contribution of its Retirement and Financial Management actuarial business in Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company currently has a 28% non-controlling interest in the investee and accounts for its investment under the equity method of accounting.

10.	Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income as reported	$12,986	$31,782	$43,051	$63,314

Weighted-average number of shares of common stock for basic	109,190,547	107,156,048	109,112,904	107,080,134
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,104,954	1,386,678	813,969	1,148,601
Unexercised in-the-money stock options	1,641,300	1,161,437	1,349,066	1,090,375

Weighted-average number of shares of common stock for diluted	111,936,801	109,704,163	111,275,939	109,319,110

Earnings per share – basic	$0.12	$0.30	$0.39	$0.59

Earnings per share – diluted	$0.12	$0.29	$0.39	$0.58

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and six months ended March 31, 2007 and 2006, but the weighted-average convertible shares were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive. Warrants to sell 200,000 shares of Class A common stock, which the Company assumed in the Exult merger, were outstanding in the three and six months ended March 31, 2007 and 2006, but the warrants were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. Of the outstanding stock options as of March 31, 2007 and 2006, 55,957 and 3,423,741 weighted average shares for each quarter and 1,743,699 and 3,482,350 weighted average shares for each six month period, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Class A common stock.

11.	Other Comprehensive Income, Net

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income	$12,986	$31,782	$43,051	$63,314
Other comprehensive income:
Foreign currency translation adjustments	3,988	10,764	22,552	(2,957)
Unrealized gains on investments	10	38	17	85

Total comprehensive income	$16,984	$42,584	$65,620	$60,442

12.	Segment Results

During the second quarter of fiscal 2007, the Company conducted a detailed review of the Outsourcing business. Driving this review is the fact that HR BPO has become an increasingly important focus for management and a key line of business. Further, the Company has realigned organizational resources in a way that focuses more specific resources to HR BPO and Benefits Outsourcing. Alignment of cost drivers is coupled with cost analysis activities allowing management to identify and quantify costs and related consumption drivers specific to HR BPO and Benefits. Following this review, the Company has determined that Outsourcing be broken into two reportable segments, Benefits Outsourcing and HR BPO.

In addition to the realignment of the Outsourcing business, the Company completed a detailed review of shared service costs to determine which of these costs should be distributed to the business segments as well as how these shared service costs should be distributed to the business segments. The review resulted in changes to the way previously unallocated costs were distributed to the business segments and the distribution of previously unallocated costs to the business segments. Improved data and analytical capabilities have provided us insight into costs that were previously not attributable to specific business segment activity. This includes expenses related to business leadership that could be attributed to specific reportable segments as well as other finance, general counsel, human resources, corporate development and related costs.

The Company also revised its allocation methodologies associated with shared service costs. The new methodologies assign costs based on usage and consumption factors such as computer usage and square footage occupied rather than previously used factors such as headcount. The new methodologies are intended to improve ownership and management of overhead spending. The effect of these changes impacted the costs reported within each segment and reduced the level of unallocated shared service costs.

As a result of the segregation of Outsourcing, the Company now has three reportable segments: Benefits Outsourcing, HR BPO and Consulting.

•

Benefits Outsourcing—Hewitt offers benefits administrative services for health and welfare (e.g. medical) plans, defined contribution (e.g. 401(k)) plans and defined benefit (e.g. pension) plans. Through these services, companies are able to control benefit costs while meeting employees’ expectations for enhanced benefit services.

•

HR BPO—Hewitt offers services, including workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, relocation services, time and attendance, accounts payable, procurement expertise and vendor management. Through these services, companies are able to reduce costs and focus on their core business while gaining expertise and access to current and innovative technology and process through the economies of scale created by using repeatable processes and standardized technologies.

•

Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include information technology services, client support services, human resources, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, human resources, real estate management, and other support services, are assigned to the business segments based on usage and consumption factors. Certain unallocated costs within finance, general counsel, management and corporate relations, are not allocated to the business segments and remain in unallocated shared service costs.

The table below summarizes the Company’s reportable segment results. Results for the prior year have been recast to be comparable to the current year presentation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Benefits Outsourcing
Segment revenues before reimbursements	$359,999	$352,398	$747,384	$731,951
Segment income	69,694	77,749	148,989	161,018

HR BPO
Segment revenues before reimbursements	$131,171	$124,887	$264,629	$257,465
Segment loss	(61,243)	(41,479)	(103,890)	(85,859)

Consulting
Segment revenues before reimbursements	$234,347	$208,014	$449,258	$403,751
Segment income	29,146	41,791	61,143	78,312

Total Company
Segment revenues before reimbursements	$725,517	$685,299	$1,461,271	$1,393,167
Intersegment revenues	(9,314)	(9,146)	(18,437)	(15,967)

Revenues before reimbursements (net revenues)	716,203	676,153	1,442,834	1,377,200
Reimbursements	17,605	19,264	37,024	37,910

Total revenues	$733,808	$695,417	$1,479,858	$1,415,110

Segment income	$37,597	$78,061	$106,242	$153,471
Charges not recorded at the segment level:
Initial public offering restricted stock awards	—	3,134	—	7,083
Unallocated shared service costs	18,829	23,678	40,938	45,262

Operating income	$18,768	$51,249	$65,304	$101,126

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the second quarter of fiscal 2007, we made changes to our reportable segments and the costs that are delivered to them as we continue to strive for increased transparency into our results. The changes include:

•

The realignment of cost structures and allocation of costs. Improved data and analytical capabilities have provided us with increased visibility into shared service costs that were previously not attributable to specific business segment activity. As a result, we have been able to quantify and distribute previously unallocated shared service costs to the appropriate business segment. These costs include charges associated with management, finance and corporate relations as well as insurance and other taxes. Further, we are now allocating costs based on usage and consumption factors. The realignment has impacted the costs reported within each segment and the level of unallocated shared service costs. These enhancements will provide greater visibility to controllable costs further enhancing our ability to analyze the profitability of each business segment.

•

Reporting of Benefits Outsourcing and Human Resource Business Process Outsourcing (HR BPO). The HR BPO business has become an increasingly important focus for management. Management has realigned organizational resources in a way that focuses specific resources to the HR BPO and Benefits Outsourcing businesses. In addition, improved data and analytical tools have enhanced our ability to identify consumption drivers between each distinct business segment and provide additional insight into business profitability. As a result of these changes, effective the second quarter of this fiscal year, we began reporting Outsourcing into two business segments: Benefits Outsourcing and HR BPO.

The Company is in active discussions with a number of HR BPO clients to renegotiate the terms of their contracts. These renegotiations could result in changes to the scope or duration of services, service delivery methods or pricing or could result in contract termination. In the second quarter, the Company recorded a $12 million pre-tax charge related to the anticipated restructuring of one of these contracts. No additional provisions have been recorded with respect to other HR BPO contracts. As negotiations progress, we may be required to recognize additional charges, which could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

Second quarter direct revenue, excluding third party supplier revenue and the impact of foreign currency translation, increased 5.3%. Revenue grew across all business segments. Benefits Outsourcing saw growth from project work and a shift in service mix. HR BPO revenue increased due to clients who went live with contracted services over the past twelve months. Consulting revenue also contributed significantly to the year–over-year growth, driven by Retirement and Financial Management actuarial services and pension administration as well as Communication consulting services.

Operating income declined 63.4% primarily due to higher compensation and related costs driven by increases in salary and wages and higher performance based compensation awards as well as the recording of a $12 million charge related to the anticipated restructuring of one of our HR BPO contracts and a $4 million charge, recorded within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor. Also contributing to the operating income decline were higher operating costs resulting from a larger portion of our HR BPO clients going live with contract services as well as an increase in amortization expense resulting from the shortening of the remaining useful life of a customer relationship.

The following table sets forth our historical results of operations.

Three Months Ended March 31, 2007 and 2006

Unaudited

	Three Months Ended March 31,			% of Net Revenues
($ in thousands)	2007	2006	% Change	2007	2006
Revenues:
Net revenues (1)	$716,203	$676,153	5.9%
Reimbursements	17,605	19,264	(8.6)

Total revenues	733,808	695,417	5.5

Operating expenses:
Compensation and related expenses	482,686	430,872	12.0	67.4%	63.6%
Asset impairment	2,659	7,307	(63.6)	0.4	1.1
Reimbursable expenses	17,605	19,264	(8.6)	2.5	2.8
Other operating expenses (1)	152,053	149,822	1.5	21.2	22.2
Selling, general and administrative expenses	60,037	36,903	62.7	8.4	5.5

Total operating expenses	715,040	644,168	11.0	99.9	95.2

Operating income	18,768	51,249	(63.4)	2.6	7.6

Other income (expense), net	3,453	(627)	—	0.5	(0.1)

Income before income taxes	22,221	50,622	(56.1)	3.1	7.5

Provision for income taxes	9,235	18,840	(51.0)	1.3	2.8

Net income	$12,986	$31,782	(59.1)%	1.8%	4.7%

(1)	Net revenues include $17,643 and $27,598 of third party supplier revenues for the three months ended March 31, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The increase in net revenues was driven by revenue growth across all business segments. Revenue strength was attributed to Benefits Outsourcing project work and a shift in service mix, higher ongoing HR BPO client revenue and increased demand in Consulting for Retirement and Financial Management and Communication consulting. Offsetting the revenue growth is lower third party supplier revenues. Net revenues, excluding third party supplier revenues and the favorable effects of foreign currency translation and acquisitions of approximately $12.6 million and $2.5 million, respectively, increased 5.3% as compared to the prior-year quarter. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses include all personnel, supplemental staffing and related expenses. The 12.0% increase in current quarter expense over the prior year is primarily due to $27.2 million of higher performance-based compensation and $15.1 million attributable to wage and headcount increases. In addition, as our HR BPO client services go live and are transitioned out of the implementation phase, we experience a reduction in net compensation deferrals as a larger percentage of our employee’s time is spent on ongoing services. The second quarter results reflect $12.7 million of lower net compensation deferrals as compared to the prior-year quarter. These increases were partially offset by lower IPO restricted stock award expense.

The increase over prior year in performance-based compensation is primarily due to the timing of incentive-based compensation expense over the course of the year, higher incentive compensation focused on rewarding employees for the achievement of targeted performance goals, and an increase in the number of employees.

Asset Impairment

Asset impairment includes charges for the impairment of deferred contract costs and capitalized software. Second quarter impairment charges of $2.7 million primarily resulted from the write-off of deferred set-up costs associated with certain client contracts. The prior year impairment charge of $7.3 million primarily resulted from a loss provision associated with an HR BPO contract.

Other Operating Expenses

Other operating expenses include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs. The increase in other operating expenses of`1.5% is due to higher client service delivery costs, net of deferrals, of $9.1 million primarily related to the increased percentage of HR BPO clients who are live with ongoing services as well as higher equipment charges of $2.8 million, partially offset by a reduction in third party supplier costs of $10.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include promotion and marketing costs, corporate professional services, amortization of definite-lived intangible assets, provisions for doubtful accounts, legal and contract restructuring charges and other general office expenses. The increase in SG&A expense of 62.7% is primarily due to a $12 million pre-tax charge associated with the anticipated restructuring of one of our HR BPO contracts and a $4 million charge, recorded within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor. Also contributing to the increase is higher amortization of intangible assets resulting from the shortening of the remaining useful life of a customer relationship and travel related costs.

Other Income (expense), Net

Other income (expense), net includes interest expense, interest income, equity earnings on unconsolidated investments and other non-operating gains or losses. Other income increased $4.1 million due to higher interest income derived from significantly higher average investment balances and rising interest rates yielding higher returns.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 41.6% for the three months ended March 31, 2007, as compared to 37.2% for the comparable prior-year period. The lower effective rate for fiscal 2006 in comparison to fiscal 2007 is due to the impact of discrete items. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

Six Months Ended March 31, 2007 and 2006

Unaudited

	Six Months Ended March 31,			% of Net Revenues
($ in thousands)	2007	2006	% Change	2007	2006
Revenues:
Net revenues (1)	$1,442,834	$1,377,200	4.8%
Reimbursements	37,024	37,910	(2.3)

Total revenues	1,479,858	1,415,110	4.6

Operating expenses:
Compensation and related expenses	969,487	857,082	13.1	67.2%	62.2%
Asset impairment	3,615	20,537	(82.4)	0.3	1.5
Reimbursable expenses	37,024	37,910	(2.3)	2.6	2.8
Other operating expenses (1)	305,930	326,106	(6.2)	21.2	23.7
Selling, general and administrative expenses	98,498	72,349	36.1	6.8	5.3

Total operating expenses	1,414,554	1,313,984	7.7	98.1	95.5

Operating income	65,304	101,126	(35.4)	4.5	7.3

Other income, net	5,845	3,159	85.0	0.4	0.3

Income before income taxes	71,149	104,285	(31.8)	4.9	7.6

Provision for income taxes	28,098	40,971	(31.4)	1.9	3.0

Net income	$43,051	$63,314	(32.0)%	3.0%	4.6%

(1)	Net revenues include $37,581 and $69,424 of third party supplier revenues for the six months ended March 31, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The increase in net revenues is driven by Benefits Outsourcing project work and a shift in service mix, and higher HR BPO ongoing client revenue as well as strong Consulting revenue driven by high demand for Retirement and Financial Management consulting and Communication consulting. Offsetting the revenue growth is lower third party supplier revenues. Net revenues, excluding third party supplier revenues and adjusting for the effects of foreign currency translation of approximately $24.6 million and revenues generated from acquisitions of approximately $4.7 million, increased 5.1% as compared to the prior-year period. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses include all personnel, supplemental staffing and related expenses. The increase in expense over the prior year is primarily due to $69.2 million higher wages, including deferrals and increased headcount and $42.7 million attributable to higher performance-based compensation, partially offset by $7.1 million of lower IPO restricted stock award expense. The current year also includes a net pre-tax charge of $14.9 million related to severance costs associated with a reduction in force. Prior year’s results included a pre-tax severance charge of $7.3 million.

The increase over prior year in performance-based compensation is primarily due to the timing of incentive-based compensation expense over the course of the year, higher incentive compensation focused on rewarding employees for the achievement of targeted performance goals and an increase in employees.

Asset Impairment

Asset impairment includes charges for the impairment of deferred contract costs and capitalized software. For the first two quarters of the fiscal year, the impairment charges of $3.6 million primarily resulted from the write-off of deferred contract set-up costs for various clients. The prior year impairment charges of $20.5 million were primarily associated with a termination of a client contract and a loss provision associated with a second client contract.

Other Operating Expenses

Other operating expenses include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs. The decrease in other operating expense is due to a reduction in third party supplier costs of $31.9 million, partially offset by higher client service delivery charges, net of deferrals, primarily related to the increased percentage of HR BPO clients who are live with ongoing services. Excluding the decrease in third party costs, other operating expenses increased 4.6% versus the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include promotion and marketing costs, corporate professional services, amortization of definite-lived intangible assets, provisions for doubtful accounts, legal and contract restructuring charges and other general office expenses. The increase in SG&A expense is primarily due to a second quarter $12 million pre-tax charge associated with the anticipated restructuring of one of our HR BPO contracts and a $4 million charge, recorded within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor. Also contributing to the increase is higher travel charges as well as higher amortization of intangible assets resulting from the shortening of the remaining useful life of a customer relationship.

Other Income, Net

Other income, net includes interest expense, interest income, equity earnings on unconsolidated investments and other non-operating gains or losses. Other income increased by $2.7 million over the prior year due to higher interest income derived from significantly higher average investment balances and a rising interest rate environment yielding higher returns.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 39.5% for the six months ended March 31, 2007, as compared to 39.3% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

Segment Results

Operating income before unallocated shared service costs and 2006 initial public offering restricted stock awards is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended March 31, 2007 and 2006

Unaudited

Prior year results have been recast to reflect new allocation methodologies and distribution of additional shared service costs adopted in the second quarter of fiscal year 2007. In addition, beginning with the second quarter, we are reporting three segments: Benefits Outsourcing, HR BPO and Consulting.

	Three Months Ended March 31,
($ in thousands)	2007	2006	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$359,999	$352,398	2.2%
Segment income	69,694	77,749	(10.4)%
Segment income as a percentage of segment revenues	19.4%	22.1%

HR BPO
Segment revenues before reimbursements (1)	$131,171	$124,887	5.0%
Segment loss	(61,243)	(41,479)	(47.6)%
Segment loss as a percentage of segment revenues	(46.7)%	(33.2)%

Consulting
Segment revenues before reimbursements	$234,347	$208,014	12.7%
Segment income	29,146	41,791	(30.3)%
Segment income as a percentage of segment revenues	12.4%	20.1%

Total Company
Segment revenues before reimbursements (1)	$725,517	$685,299	5.9%
Intersegment revenues	(9,314)	(9,146)	1.8%

Revenues before reimbursements (net revenues)	716,203	676,153	5.9%
Reimbursements	17,605	19,264	(8.6)%

Total revenues	$733,808	$695,417	5.5%

Segment income	$37,597	$78,061	(51.8)%
Charges not recorded at the segment level: Initial public offering restricted stock awards	—	3,134	(100.0)%
Unallocated shared service costs	18,829	23,678	(20.5)%

Operating income	$18,768	$51,249	(63.4)%

(1)	HR BPO net revenues include $17,643 and $27,598 of third party supplier revenues for the three months ended March 31, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the impact of foreign currency translation, increased 1.5% during the three months ended March 31, 2007 as compared to the prior-year quarter. The increase is primarily related to an increase in project work as well as a shift in service mix.

Benefits operating income decreased 10.4% as compared to the prior-year quarter due to higher compensation expense resulting from increased performance-based incentives and higher wages as well as a $4 million charge associated with the resolution of a legal dispute with a vendor. Also contributing to the decrease are higher client service delivery and sales expense associated with travel and miscellaneous outside services.

Human Resources Business Process Outsourcing

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation, increased 15.4% during the three months ended March 31, 2007 as compared to the prior-year quarter. The increase is primarily related to an increase in clients who went live with contract services over the last twelve months.

HR BPO operating loss increased 47.6% as compared to the prior-year quarter due to higher compensation and related costs as well as a $12 million charge related to the anticipated restructuring of a client contract. Higher other operating expense, net of deferrals, resulting from clients who went live with contract services over the last twelve months and an increase in amortization expense resulting from the non-renewal of a client contract also contributed to the increased operating loss. Offsetting the higher operating expense are revenue growth and lower impairment charges. The prior year included a non-cash pre-tax charge associated with the recognition of a loss provision of $7.3 million versus a $2.7 million charge in the current quarter associated with pre-tax asset impairment charges related to the write-off of deferred costs associated with various client contracts.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $9.3 million and acquisitions of approximately $2.5 million, increased 7.0%. The growth was due to increased demand for Retirement and Financial Management consulting, in particular, driven by the new funding legislation in the U.S. and upcoming pension accounting changes. Also contributing to the revenue growth is increased demand for Communication consulting services including support for benefit program changes, annual enrollment, implementation of Outsourcing programs, and executive compensation consulting in part driven by new proxy disclosure requirements.

Segment income decreased 30.3% as compared to the same prior-year period resulting from higher compensation expense driven by increased performance based incentives and increased wages, partially offset by revenue growth.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, general counsel, management and corporate relations and other related costs. Prior to the current quarter, unallocated shared service costs also included various costs specific to individual business segments. During the second quarter, the Company performed a detailed review of shared service costs and how they are consumed. The review identified shared service costs that could be directly attributed to a business segment either directly, by embedding the cost in the business segment, or through assignment of costs based upon usage. Prior period results were adjusted to reflect this change.

Unallocated cost decreased 20.5% due to productivity savings resulting from restructuring activities.

Six Months Ended March 31, 2007 and 2006

Unaudited

Prior year and first quarter results have been recast to reflect the new allocation methodologies and distribution of additional shared service costs adopted in the second quarter of fiscal year 2007. In addition, beginning with the second quarter, we are reporting three segments: Benefits Outsourcing, HR BPO and Consulting.

	Six Months Ended March 31,
($ in thousands)	2007	2006	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$747,384	$731,951	2.1%
Segment income	148,989	161,018	(7.5)%
Segment income as a percentage of segment revenues	19.9%	22.0%

HR BPO
Segment revenues before reimbursements (1)	$264,629	$257,465	2.8%
Segment loss	(103,890)	(85,859)	(21.0)%
Segment loss as a percentage of segment revenues	(39.3)%	(33.3)%

Consulting
Segment revenues before reimbursements	$449,258	$403,751	11.3%
Segment income	61,143	78,312	(21.9)%
Segment income as a percentage of segment revenues	13.6%	19.4%

Total Company
Segment revenues before reimbursements (1)	$1,461,271	$1,393,167	4.9%
Intersegment revenues	(18,437)	(15,967)	15.5%

Revenues before reimbursements (net revenues)	1,442,834	1,377,200	4.8%
Reimbursements	37,024	37,910	(2.3)%

Total revenues	$1,479,858	$1,415,110	4.6%

Segment income	$106,242	$153,471	(30.8)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	—	7,083	(100.0)%
Unallocated shared service costs	40,938	45,262	(9.6)%

Operating income	$65,304	$101,126	(35.4)%

(1)	HR BPO net revenues include $37,581 and $69,424 of third party supplier revenues for the six months ended March 31, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the impact of foreign currency translation, increased 1.3% during the six months ended March 31, 2007 as compared to the prior-year period. The increase is primarily related to an increase in project work as well as a shift in service mix.

Benefits Outsourcing operating income decreased 7.5% as compared to the same prior-year period due to increases in compensation and related costs associated with higher salaries and performance based incentives as well as a second quarter charge associated with the resolution of a legal dispute with a vendor. Also contributing to the decrease are higher asset impairment charges related to the write-off of deferred contract costs and increased client service delivery expenses.

Human Resource Business Process Outsourcing

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation, increased 19.3% during the six months ended March 31, 2007 as compared to the prior-year period. The increase is primarily related to an increase in clients who went live with contract services over the last twelve months.

HR BPO operating loss increased 21.0% as compared to the same prior-year period due to higher compensation and related costs, including performance based incentives, and a second quarter charge of $12 million associated with the anticipated restructuring of a client contract. Also contributing to the increased operating loss are higher other operating expenses, net of deferrals, resulting from clients who went live with contracted services over the last twelve months, increased severance charges resulting from restructuring activities, and higher intangible amortization expense related to the non-renewal of a client contract. Partially offsetting the higher costs are revenue growth and lower impairment charges. The prior year included a non-cash pre-tax charge primarily associated with the recognition of a loss provision and a client termination of $20.5 million versus a current year charge of $2.7 million associated with pre-tax asset impairment charges related to the write-off of deferred costs associated with various client contracts.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $16.8 million and acquisitions of approximately $4.6 million, increased 5.9%. The majority of this growth resulted from increased demand for Retirement and Financial Management Consulting, in particular, driven by the new funding legislation in the U.S. and upcoming pension accounting changes, increased demand for Communication consulting services including support for benefit program changes, annual enrollment, and implementation of Outsourcing programs, and executive compensation consulting in part driven by new proxy disclosure requirements.

Segment income decreased 21.9% as compared to the same prior-year period resulting from higher compensation expense driven by increased performance-based incentives and increased wages, partially offset by revenue growth.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include financial, general counsel, corporate relations and other related costs. Prior to the current quarter, unallocated shared service costs also included various costs specific to individual business segments. During the second quarter, the Company performed a detailed review of shared service costs and how they are consumed. The review identified shared service costs that could be directly attributed to a business segment either directly, by embedding the cost in the business segment, or through assignment of costs based upon usage. Prior period results were adjusted to reflect this change.

Unallocated cost decreased 9.6% due to productivity savings resulting from restructuring activities.

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

Summary of Cash Flows	Six Months Ended March 31,
(in thousands)	2007	2006
Cash provided by operating activities	$77,908	$199,296
Cash used in investing activities	(47,427)	(164,170)
Cash used in financing activities	(27,808)	(6,311)
Effect of exchange rates on cash	4,385	(164)

Net increase in cash and cash equivalents	7,058	28,651
Cash and cash equivalents at beginning of period	138,928	157,928

Cash and cash equivalents at end of period	$145,986	$186,579

Working capital, defined as current assets less current liabilities, increased $63.1 million from September, 2006 to $492.2 million at March 31, 2007, primarily due to higher prepaid tax deposits, cash, short-term investments and client receivables as well as lower accounts payable and accrued compensation and expenses.

The decrease in cash provided by operating activities was primarily due to a higher level of performance-based compensation paid this year for prior-year results than was paid in the prior year, lower levels of cash collected on accounts receivable due to timing of collection efforts than in the same period last year and higher prepaid tax expense compared to the same prior-year period. Also contributing to the reduction is a tax refund received in the prior year of $25.0 million.

The decrease in cash used in investing activities was primarily due to reductions in cash used to purchase short-term investments, coupled with increases in proceeds received from the sale of short-term investments to fund the higher level of performance-based compensation paid in the first quarter.

The increase in cash used in financing activities was primarily due to an increase in share repurchases relating to the Company’s share repurchase program, partially offset by an increase in proceeds from the exercise of stock options. The Company repurchased approximately 1.3 million of its outstanding shares at an average price of $29.27, for a total of approximately $38 million, during the current quarter.

At March 31, 2007 the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of March 31, 2007 was approximately $229 million.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three months ended March 31, 2007.

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of March 31, 2007, there have been no material changes in our market risk from September 30, 2006. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to Outsourcing or Consulting agreements, professional liability claims, vendors or service providers or employment claims. We are also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

The Company does not believe that any unresolved disputes will have a material adverse effect on its financial condition or results of operation. However, litigation in general and the outcome of any matter in particular cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1—31, 2007 (1) Class A	341	$25.75	—	$—
February 1—28, 2007 (1) Class A	349,324	$29.51	347,500	$739,740,898
March 1—31, 2007 (1) Class A	963,046	$29.17	962,560	$711,660,527

Total Shares Purchased: Class A	1,312,711	$29.26	1,310,060	$711,660,527

(1)	The shares purchased relate to share repurchases as a result of the Company’s share repurchase program authorized in the current quarter and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for January 1, 2007 through March 31, 2007 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the current quarter, the board of directors authorized the Company to repurchase up to $750 million of its outstanding common shares through January 31, 2009.

Item 6.	Exhibits

a.	Exhibits.

10.1	Corrected Fiscal Year 2007 Performance Share Program Award Agreement (filed herewith).

10.2	Employment letter dated April 16, 2007 to Jay Rising (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: May 9, 2007	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)