Form 10-Q
period 2007-06-30
HEWITT ASSOCIATES INC
filed 2007-08-08
CIK 1168478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at June 30, 2007
Class A Common Stock—$0.01 par value	107,973,448

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2007

Part I.	Financial Information

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$246,950	$138,928
Short-term investments	291,376	310,527
Client receivables and unbilled work in process, less allowances of $20,680 and $25,333 at June 30, 2007 and September 30, 2006, respectively	605,136	622,270
Prepaid expenses and other current assets	96,901	72,986
Funds held for clients	119,254	83,026
Deferred income taxes, net	27,989	17,096

Total current assets	1,387,606	1,244,833

Non-Current Assets:
Deferred contract costs	352,655	289,654
Property and equipment, net	376,218	411,205
Other intangible assets, net	223,114	242,108
Goodwill	576,002	544,922
Other non-current assets, net	29,931	34,956

Total non-current assets	1,557,920	1,522,845

Total Assets	$2,945,526	$2,767,678

LIABILITIES

Current Liabilities:
Accounts payable	$22,437	$31,256
Accrued expenses	187,250	194,736
Funds held for clients	119,254	83,026
Advanced billings to clients	175,987	176,563
Accrued compensation and benefits	284,981	263,143
Short-term debt	29,535	32,246
Current portion of long-term debt and capital lease obligations	39,234	34,742

Total current liabilities	858,678	815,712

Non-Current Liabilities:
Deferred contract revenues	244,530	193,638
Debt and capital lease obligations, less current portion	234,654	254,852
Other non-current liabilities	142,207	148,794
Deferred income taxes, net	134,028	98,313

Total non-current liabilities	755,419	695,597

Total Liabilities	$1,614,097	$1,511,309

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	June 30, 2007	September 30, 2006
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 126,317,979 and 124,932,189 shares issued, 107,973,448 and 110,822,409 shares outstanding, as of June 30, 2007 and September 30, 2006, respectively	$1,263	$1,249
Additional paid-in capital	1,437,841	1,368,189
Cost of common stock in treasury, 18,344,531 and 14,109,780 shares of Class A common stock as of June 30, 2007 and September 30, 2006, respectively	(528,320)	(401,365)
Retained earnings	303,780	213,224
Accumulated other comprehensive income, net	116,865	75,072

Total stockholders’ equity	1,331,429	1,256,369

Total Liabilities and Stockholders’ Equity	$2,945,526	$2,767,678

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Revenues before reimbursements (net revenues)	$727,982	$698,174	$2,170,816	$2,075,375
Reimbursements	14,330	16,271	51,354	54,181

Total revenues	742,312	714,445	2,222,170	2,129,556

Operating expenses:
Compensation and related expenses	455,069	480,645	1,424,555	1,337,727
Goodwill and asset impairment	2,996	236,692	6,612	257,229
Reimbursable expenses	14,330	16,271	51,354	54,181
Other operating expenses	149,022	150,187	454,951	476,293
Selling, general and administrative expenses	48,521	38,274	147,020	110,624

Total operating expenses	669,938	922,069	2,084,492	2,236,054

Operating income (loss)	72,374	(207,624)	137,678	(106,498)

Other income, net	2,586	200	8,431	3,359

Income (loss) before income taxes	74,960	(207,424)	146,109	(103,139)

Provision (benefit) for income taxes	27,455	(5,177)	55,553	35,794

Net income (loss)	$47,505	$(202,247)	$90,556	$(138,933)

Earnings per share:
Basic	$0.44	($1.88)	$0.83	($1.30)
Diluted	$0.43	($1.88)	$0.82	($1.30)

Weighted average shares:
Basic	107,331,262	107,550,367	108,519,023	107,236,878
Diluted	112,496,542	107,550,367	111,059,224	107,236,878

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$90,556	$(138,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	137,101	123,007
Goodwill and asset impairment	6,612	257,229
Stock-based compensation	31,439	49,797
Deferred income taxes	11,933	(14,771)
Gain on contribution of business	—	(7,127)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	34,285	25,566
Prepaid expenses and other current assets	(18,864)	30,425
Deferred contract costs	(106,222)	(128,002)
Other assets	866	(2,039)
Accounts payable	(9,532)	(28,890)
Accrued compensation and benefits	17,077	37,519
Accrued expenses	(3,597)	(7,499)
Advanced billings to clients	(1,263)	28,899
Deferred contract revenues	76,773	64,771
Other long-term liabilities	(9,176)	(1,066)

Net cash provided by operating activities	257,988	288,886

Cash flows from investing activities:
Purchases of short-term investments	(170,044)	(284,365)
Proceeds from sales of short-term investments	189,207	80,404
Additions to property and equipment and intangible assets	(62,844)	(77,939)
Cash paid for acquisitions, net of cash received	(2,194)	(1,400)

Net cash used in investing activities	(45,875)	(283,300)

Cash flows from financing activities:
Proceeds from the exercise of stock options	36,475	13,992
Short-term borrowings	76,970	98,444
Repayments of short-term borrowings, capital leases and long-term debt	(97,927)	(117,062)
Purchase of Class A common shares for treasury	(126,955)	(8,516)

Net cash used in financing activities	(111,437)	(13,142)

Effect of exchange rate changes on cash and cash equivalents	7,346	2,888

Net increase (decrease) in cash and cash equivalents	108,022	(4,668)

Cash and cash equivalents, beginning of period	138,928	157,928

Cash and cash equivalents, end of period	$246,950	$153,260

Supplementary disclosure of cash paid during the period:
Interest paid	$16,923	$16,929
Income taxes paid	$69,057	$24,289

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”) . SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The adoption of SAB No. 108, effective in the first quarter of fiscal 2007, did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (our fiscal year 2007). The Company is currently evaluating the potential impact of SFAS No. 158 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been recast and reclassified to conform to the current year presentation. The prior year Statement of Cash Flows reflects the inclusion of amortization of deferred contract revenues and costs as well as asset impairments within Adjustments to reconcile net income (loss) to net cash provided by operating activities, with the corresponding offset within Changes in operating assets and liabilities. In addition, as discussed in Note 12, segment results for 2006 have been recast to conform to the 2007 presentation.

3.	Severance Accrual

During the first three quarters of fiscal 2007, the Company implemented several productivity initiatives across the business that resulted in a reduction in workforce. The Company’s severance policy provides the affected employees will receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. As of June 30, 2007, the Company has estimated its severance obligations to be $9.4 million in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43.”

The following table summarizes the activity in the severance accrual for the nine months ended June 30, 2007:

	October 1, 2006	Additions	Payments	Adjustments	June 30, 2007
First Quarter reduction in workforce	$—	$15,681	$(13,122)	$(2,184)	$375
Second Quarter reduction in workforce	—	518	(16)	—	502
Third Quarter reduction in workforce	—	9,989	(1,447)	—	8,542

Total	$—	$26,188	$(14,585)	$(2,184)	$9,419

The first quarter charge was reduced by $1.3 million in the second quarter and $0.9 million in the third quarter due to higher than expected attrition and redeployment of impacted employees as well as a revision in estimated severance payments to certain employees. The Company anticipates that the remaining accrual will be paid out by the end of the first half of fiscal 2008.

4.	Stock-Based Compensation

During the nine months ended June 30, 2007 and 2006, the Company recorded pre-tax stock-based compensation expense of $31,439 and $49,797, respectively, related to expensing of the Company’s non-qualified stock options, restricted stock, and restricted stock units. During the third quarter of fiscal 2007, the Company reduced stock-based compensation expense by $4.5 million related to adjustments to the forfeiture rate used to record stock-based compensation.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and cash-based awards; employees can also receive incentive stock options. As of June 30, 2007, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of June 30, 2007, there were 2,673,457 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On December 1, 2006, the Company granted 2,152,645 shares of restricted stock units at a price of $25.24, which vest over four years. Also on December 1, 2006, the Company granted 115,000 restricted stock units at a price of $25.24 which vest on September 30, 2009 upon meeting certain fiscal year 2007 financial performance conditions. During the nine months ended June 30, 2007, an additional 261,007 shares of restricted stock units were granted at a weighted-average price of $26.97, which vest from one to four years.

Stock Options

On December 1, 2006, the Company granted 841,650 non-qualified stock options at an exercise price of $25.24. An additional 80,500 non-qualified stock options were granted during the nine months ended June 30, 2007 at a weighted-average price of $28.73.

Outstanding nonqualified stock options were granted at an exercise price equal to the fair market value of the Company’s shares on the grant date, vest ratably over a four year period and generally expire ten years from the grant date.

A summary of stock option activity for the nine months ended June 30, 2007 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	9,664,292	$23.73
Granted	922,150	$25.54
Exercised	(1,573,059)	$22.51
Forfeited	(141,584)	$24.82
Expired	(389,881)	$25.85

Outstanding at June 30, 2007	8,481,918	$24.04

5.	Goodwill and Asset Impairment

Goodwill and asset impairment includes charges for the impairment of goodwill, property and equipment, other intangible assets and deferred contract costs. For the three and nine months ended June 30, 2007, the impairment charge totaled $3.0 million and $6.6 million, respectively, compared with $236.7 million and $257.2 million for the same prior year periods, respectively. For the first two quarters of the fiscal year, impairment charges of $3.6 million primarily resulted from the write-off of deferred contract costs for various clients. During the third quarter of the fiscal year, the impairment charge related to the write-off of capitalized software, deferred contract set-up costs, and the impairment of a customer relationship.

During the third quarter fiscal 2006 the Company performed an impairment review of goodwill allocated to its HR BPO segment. This review was triggered by lower than expected performance of some of the Company’s HR BPO contracts. This review resulted in an impairment charge of $172 million recorded during the three months ended June 30, 2006. The Company also recorded a $70 million loss provision for certain existing contracts due to higher than expected costs to be incurred over the life of the contracts, of which $58 million was recorded to goodwill and asset impairment within the consolidated statements of operations, and a $7 million impairment of intangible assets primarily related to lower expected utilization of an acquired asset during the three months ended June 30, 2006. Additionally, during the first two quarters of fiscal 2006, the Company recorded impairment charges of $20.5 million due to a contract termination and a loss provision.

6.	Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended June 30, 2007:

	Benefits Outsourcing	HR BPO	Consulting	Total
Balance at September 30, 2006	$16,738	$268,949	$259,235	$544,922
Addition	—	—	2,206	2,206
Effect of changes in foreign exchange rates	457	10,893	17,524	28,874

Balance at June 30, 2007	$17,195	$279,842	$278,965	$576,002

The addition to goodwill during the nine months ended June 30, 2007 related to the acquisition of two international consulting businesses, finalizing the acquisition of minority interest in an international unit that had previously been a 70% owned subsidiary, and adjusting the goodwill relating to an acquisition within the Consulting segment which occurred in the fourth quarter of fiscal 2006.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at June 30, 2007 and September 30, 2006:

	June 30, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$15,723	$14,273	$1,450	$14,870	$11,647	$3,223
Core technology	45,391	12,989	32,402	45,309	9,273	36,036
Customer relationships	254,173	64,911	189,262	245,780	42,931	202,849

Total	$315,287	$92,173	$223,114	$305,959	$63,851	$242,108

The increase in the gross carrying amounts of trademarks and tradenames, core technology and customer relationships is due to the effects of foreign currency exchange rate changes.

Amortization expense related to definite useful life assets for the three and nine months ended June 30, 2007 and June 30, 2006 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Trademarks and tradenames	$480	$682	$1,845	$2,035
Core technology	1,293	1,208	3,680	3,614
Customer relationships	6,797	4,035	20,460	12,074

Total	$8,570	$5,925	$25,985	$17,723

7.	Pension and Postretirement Benefit Plans

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

The components of net periodic pension benefit costs for the three and nine months ended June 30, 2007 and June 30, 2006 include:

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$3,108	$2,615	$9,225	$7,534
Interest cost	2,323	1,891	6,870	5,533
Expected return on plan assets	(2,284)	(1,695)	(6,778)	(4,970)
Loss recognized in the year	—	5	—	14
Amortization of:
Unrecognized prior service credit	(11)	—	(33)	—
Unrecognized loss	58	144	172	420

Net periodic benefit cost	$3,194	$2,960	$9,456	$8,531

During the nine months ended June 30, 2007, $14,349 in contributions were made by the Company to the pension plans.

The components of net periodic health benefit costs for the three and nine months ended June 30, 2007 and June 30, 2006 include:

	Health Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$3	$99	$9	$297
Interest cost	200	125	600	375
Amortization of:
Unrecognized prior service (credit)/cost	—	(67)	1	(201)
Unrecognized loss	51	114	152	342

Net periodic benefit cost	$254	$271	$762	$813

8.	Commitments and Contingencies

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

In the second quarter, the Company recorded a $4 million pre-tax charge, within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor. An additional $0.5 million was recorded in the third quarter for this matter. The final payment of $4.5 million was made in the third quarter.

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

The Company is in active discussions with a number of HR BPO clients to renegotiate the terms of their contracts. These renegotiations could result in changes to the scope or duration of services, service delivery methods or pricing or could result in contract termination. Through the third quarter, the Company has recorded $13.9 million related to an ongoing dispute with one of these clients. As negotiations progress with this client and others we may be required to recognize additional charges, which could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

9.	Other Income, Net

Other income, net consists of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$(3,863)	$(5,424)	$(14,508)	$(16,665)
Interest income	7,131	4,974	21,906	10,837
Gain on contribution of business	—	—	—	7,127
Other	(682)	650	1,033	2,060

Other income, net	$2,586	$200	$8,431	$3,359

During the nine months ended June 30, 2006, the Company recognized a gain of $7,127 in connection with the contribution of its Retirement and Financial Management business in Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company currently has a 28% non-controlling interest in the investee and accounts for its investment under the equity method of accounting.

10.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Earnings (loss) per share – basic:
Net income (loss) as reported	$47,505	$(202,247)	$90,556	$(138,933)
Weighted-average number of shares of common stock for basic	107,331,262	107,550,367	108,519,023	107,236,878
Earnings (loss) per share – basic	$0.44	$(1.88)	$0.83	$(1.30)

Earnings (loss) per share – diluted:
Net income (loss) as reported	$47,505	$(202,247)	$90,556	$(138,933)
Plus: Income impact of assumed conversions:
Interest on convertible debt securities (net of tax)	587	—	—	—

Net income (loss) for per share calculation	$48,092	$(202,247)	$90,556	$(138,933)

Weighted-average number of shares of common stock for basic	107,331,262	107,550,367	108,519,023	107,236,878
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,458,291	—	1,511,458	—
Unexercised in-the-money stock options	1,836,241	—	1,028,743	—
Convertible debt	1,870,748	—	—	—

Weighted-average number of shares of common stock for diluted	112,496,542	107,550,367	111,059,224	107,236,878

Earnings (loss) per share – diluted	$0.43	$(1.88)	$0.82	$(1.30)

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and nine months ended June 30, 2007 and 2006, but the weighted-average convertible shares were not included in the computation of diluted earnings per share for the nine months ended June 30, 2007 and the three and nine months ended June 30, 2006 because the effect of including the convertible debt securities would be antidilutive. Warrants to sell 200,000 shares of Class A common stock, which the Company assumed in the Exult merger, were outstanding in the three and nine months ended June 30, 2007 and 2006, but the warrants were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. Of the outstanding stock options as of June 30, 2007 and 2006, 63,169 and 9,625,036 weighted average shares for each quarter and 1,183,522 and 9,925,378 weighted average shares for each nine month period, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Class A common stock.

11.	Other Comprehensive Income (Loss)

The following table presents the after-tax components of the Company’s other comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$47,505	$(202,247)	$90,556	$(138,933)
Other comprehensive income (loss):
Foreign currency translation adjustments	19,233	(873)	41,785	(3,830)
Unrealized gains (losses) on investments	(9)	22	8	107

Total comprehensive income (loss)	$66,729	$(203,098)	$132,349	$(142,656)

12.	Segment Results

During the second quarter of fiscal 2007, the Company conducted a detailed review of the Outsourcing business. Driving this review was the fact that HR BPO became an increasingly important focus for management and a key line of business. Further, the Company realigned organizational resources in a way that focuses more specific resources to HR BPO and Benefits Outsourcing. Alignment of cost drivers coupled with cost analysis activities allowed management to identify and quantify costs and related consumption drivers specific to HR BPO and Benefits. Following this review, the Company determined that Outsourcing be broken into two reportable segments, Benefits Outsourcing and HR BPO.

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

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include information technology services, client support services, human resources, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, human resources, real estate management, and other support services, are assigned to the business segments based on usage and consumption factors. Certain unallocated costs, within finance, general counsel, management and corporate relations, are not allocated to the business segments and remain in unallocated shared service costs.

The table below summarizes the Company’s reportable segment results. Results for the prior year have been recast to be comparable to the current year presentation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Benefits Outsourcing
Segment revenues before reimbursements	$358,678	$360,438	$1,106,062	$1,092,390
Segment income	95,461	76,208	244,450	237,226

HR BPO
Segment revenues before reimbursements	$138,474	$128,829	$403,103	$386,294
Segment loss	(37,820)	(293,509)	(141,710)	(379,369)

Consulting
Segment revenues before reimbursements	$240,875	$218,777	$690,133	$622,528
Segment income	40,882	30,247	102,025	108,560

Total Company
Segment revenues before reimbursements	$738,027	$708,044	$2,199,298	$2,101,212
Intersegment revenues	(10,045)	(9,870)	(28,482)	(25,837)

Revenues before reimbursements (net revenues)	727,982	698,174	2,170,816	2,075,375
Reimbursements	14,330	16,271	51,354	54,181

Total revenues	$742,312	$714,445	$2,222,170	$2,129,556

Segment income (loss)	$98,523	$(187,054)	$204,765	$(33,583)
Charges not recorded at the segment level:
Initial public offering restricted stock awards	—	1,822	—	8,905
Unallocated shared service costs	26,149	18,748	67,087	64,010

Operating income (loss)	$72,374	$(207,624)	$137,678	$(106,498)

13.	Subsequent Event

On August 8, 2007, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 15.6 million shares, or 14% of its outstanding Class A common stock at a purchase price between $28.75 and $32.00 per share. The tender offer is set to expire on September 5, 2007. The Company intends to use its existing liquidity to fund the tender offer.

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

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2007” or “fiscal 2007” means the twelve-month period that ends September 30, 2007. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. Dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in thousands of U.S. Dollars unless otherwise noted. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

During the third quarter, the Company continued to focus on our four key strategic priorities that have been identified as fundamental to our future success and ongoing health of our business. Following is a brief discussion of these four priorities and the progress made during the quarter against these priorities.

•

Keep Clients First. The Company’s intense focus on the needs of our clients has earned us the strong reputation that we enjoy in the marketplace, and will be key to our future growth and success. This includes understanding what creates the most value for our clients and also meeting the expectations of our clients. Reinvesting in quality by re-engineering our processes, improving our product service delivery and increasing our resourcing levels in some key areas will be underlying themes in our go-forward strategies. In addition, our recently created new Client Market Leadership organization is dedicated to ensuring that we remain focused on driving the right solutions for our clients across the full array of our service offerings.

•

Create a Rewarding Work Experience. Engaged employees are critical to our success. We are focused on revitalizing our culture and creating a rewarding work environment for our associates around the world. During the current quarter the Company appointed a new Senior Vice President of Human Resources, who will partner with our other senior leaders to create a truly high-performance organization. In a continuing effort to improve engagement and retention of our people, a survey was recently distributed to all associates. The findings of this survey will allow Company leaders to focus on key areas to revitalize our culture and create a rewarding work environment.

•

Grow With Intention. The Company continues to pursue new growth strategies, leveraging our Benefits Outsourcing and Consulting businesses. Additionally, increased discipline is being exercised in allocating the use of the Company’s capital when evaluating these growth opportunities. The Company is evaluating opportunities to grow both organically and through acquisitions by evolving and expanding our offers.

•

Get Lean. During the current quarter the Company maintained an aggressive focus on its cost structure and implemented several productivity initiatives across the business. In conjunction with an ongoing review of our real estate portfolio, the Company also announced in the current quarter its intention to consolidate facilities, and in some cases, exit certain properties. These real estate actions are expected to result in a pretax charge of between $30 million and $45 million over the next two or three quarters, beginning in the fourth quarter of fiscal 2007. These real estate actions are an important component of a broader, comprehensive company-wide program to improve efficiency and productivity.

We have spent a considerable amount of time during this quarter focusing the organization on each of these four strategic priorities and have made considerable progress across each of them. The third quarter financial results have been impacted as a result of these priorities as discussed further below.

Third quarter direct revenue, excluding third party supplier revenues and the favorable effects of foreign currency translation and acquisitions increased 3.4% as compared to the prior-year quarter and was driven by revenue growth in the Human Resource Business Process Outsourcing (HR BPO) and Consulting segments, offset by a decrease in the Benefits Outsourcing segment. Revenue strength was attributed to HR BPO growth from existing clients including an increase in project work and an increase in the number of clients who went live with contract services over the last twelve months. An increased demand in Consulting for Retirement and Financial Management and Talent and Organizational Consulting also contributed to the revenue growth, partially offset by a decrease in Benefits Outsourcing revenue due to the impact of lost clients and longer implementation cycles required for some of the Company’s large, complex clients.

Third quarter operating income increased to $72.4 million from a loss of $207.6 million in the prior-year period. The prior year results reflected non-cash charges of $172 million for goodwill impairment, $70 million for anticipated losses on certain HR BPO contracts and $7 million for impairment of intangible assets. In addition, during the three months ended June 30, 2007 the Company recorded $12.2 million of lower expense relating to loss reserves and $12.1 million of lower contractor expense, as compared to the same prior year period. During the third quarter the Company continued to assess its strategy for the HR BPO business and progressed in its discussions with a number of HR BPO clients to renegotiate the terms of their contracts. These renegotiations could result in changes to the scope or duration of services, service delivery methods or pricing or could result in contract termination. Year to date, the Company has recorded a $13.9 million charge related to an ongoing dispute with one of these clients. As negotiations progress and the strategy for HR BPO is further defined, we may be required to recognize additional charges, which could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

Finally, as discussed in the second quarter, we made changes to our reportable segments and the costs that are delivered to them as we continue to strive for increased transparency into our results. The changes include:

•

The realignment of cost structures and allocation of costs. Improved data and analytical capabilities have provided us with increased visibility into shared service costs that were previously not attributable to specific business segment activity. As a result, we have been able to quantify and distribute previously unallocated shared service costs to the appropriate business segment. These costs include charges associated with management, finance, general counsel and corporate relations as well as insurance and other taxes. Further, we are now allocating costs based on usage and consumption factors. The realignment has impacted the costs reported within each segment and the level of unallocated shared service costs. These enhancements will provide greater visibility to controllable costs further enhancing our ability to analyze the profitability of each business segment.

•

Reporting of Benefits Outsourcing and HR BPO. The HR BPO business has become an increasingly important focus for management. Management has realigned organizational resources in a way that focuses specific resources to the HR BPO and Benefits Outsourcing businesses. In addition, improved data and analytical tools have enhanced our ability to identify consumption drivers between each distinct business segment and provide additional insight into business profitability. As a result of these changes, effective the second quarter of this fiscal year, we began reporting Outsourcing as two business segments: Benefits Outsourcing and HR BPO.

The following table sets forth our historical results of operations.

Three Months Ended June 30, 2007 and 2006

Unaudited

	Three Months Ended June 30,			% of Net Revenues
($ in thousands)	2007	2006	% Change	2007	2006
Revenues:
Net revenues (1)	$727,982	$698,174	4.3%
Reimbursements	14,330	16,271	(11.9)

Total revenues	742,312	714,445	3.9

Operating expenses:
Compensation and related expenses	455,069	480,645	(5.3)	62.5%	68.8%
Goodwill and asset impairment	2,996	236,692	(98.7)	0.4	33.9
Reimbursable expenses	14,330	16,271	(11.9)	2.0	2.3
Other operating expenses (1)	149,022	150,187	(0.8)	20.5	21.5
Selling, general and administrative expenses	48,521	38,274	26.8	6.7	5.5

Total operating expenses	669,938	922,069	(27.3)	92.1	132.0

Operating income (loss)	72,374	(207,624)		9.9	(29.7)

Other income (expense), net	2,586	200		0.4	—

Income (loss) before income taxes	74,960	(207,424)		10.3	(29.7)

Provision (benefit) for income taxes	27,455	(5,177)		3.8	(0.7)

Net income (loss)	$47,505	$(202,247)		6.5%	(29.0)%

(1)	Net revenues include $14,275 and $21,279 of third party supplier revenues for the three months ended June 30, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The increase in net revenues was driven by revenue growth in the HR BPO and Consulting segments, offset by a decrease in the Benefits Outsourcing segment. Revenue strength was attributed to HR BPO growth from existing clients including an increase in project work and an increase in the number of clients who went live with contract services over the last twelve months. Consulting revenue strength was driven by demand for Retirement and Financial Management and Talent and Organizational Consulting services. Net revenues, excluding third party supplier revenues and the favorable effects of foreign currency translation and acquisitions of approximately $11.0 million and $2.7 million, respectively, increased 3.4% as compared to the prior-year quarter. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses include all personnel, supplemental staffing and related expenses. The decrease in current quarter expense over the prior year is primarily due to $12.2 million of lower expense relating to loss reserves, $12.1 million of lower contractor expense due to the Company’s continued efforts to right-size the organization, $4.2 million of lower performance based incentives, and $5.5 million of lower stock based compensation primarily related to adjustments to the forfeiture rate. Offsetting these decreases is higher termination pay expense of $5.7 million due to the Company’s continued effort to right-size the organization as well as an increase in salaries and wages of $3.1 million.

Goodwill and Asset Impairment

Goodwill and asset impairment includes charges for the impairment of goodwill, property and equipment, other intangible assets and deferred contract costs. For the three months ended June 30, 2007, the impairment charge totaled $3.0 million, related to the write-off of capitalized software, deferred contract set-up costs, and the impairment of a customer relationship compared with $236.7 million for the same prior year period.

During the third quarter of fiscal 2006 the Company performed an impairment review of goodwill allocated to its HR BPO segment. This review was triggered by lower than expected performance of some of the Company’s HR BPO contracts. This review resulted in an impairment charge of $172 million recorded during the three months ended June 30, 2006. The Company also recorded a $70 million loss provision for certain existing contracts due to higher than expected costs to be incurred over the life of the contracts, of which $58 million was recorded to goodwill and asset impairment within the consolidated statements of operations, and a $7 million impairment of intangible assets primarily related to lower expected utilization of an acquired asset.

Other Operating Expenses

Other operating expenses include technology, occupancy and non-compensation related direct client service costs, including third party supplier costs. The decrease in other operating expenses is due to a reduction in third party supplier costs of $7.0 million partially offset by higher client service delivery costs, net of deferrals.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include promotion and marketing costs, corporate professional services, amortization of definite-lived intangible assets, provisions for doubtful accounts, legal and contract restructuring charges and other general office expenses. The increase in SG&A expense is primarily due to consulting charges related to the Company’s ongoing strategic initiatives. Also contributing to the increase is higher amortization of intangible assets resulting from the shortening of the remaining useful life of a customer relationship.

Other Income, Net

Other income, net includes interest expense, interest income, equity earnings on unconsolidated investments and other non-operating gains or losses. Other income increased $2.4 million due to higher interest income derived from significantly higher average investment balances and rising interest rates yielding higher returns. The increase was partially offset by realized foreign exchange losses.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 36.6% for the three months ended June 30, 2007, as compared to (2.5)% for the comparable prior-year period. The lower effective rate for fiscal 2006 in comparison to fiscal 2007 is due to the impact of discrete items in the prior-year quarter including a non-deductible goodwill impairment charge, the reversal of certain tax contingencies upon the closing of tax audits for certain tax periods as well as establishing a valuation allowance against the deferred tax assets related to certain foreign entities. The impact of these fiscal 2006 discrete items on the prior year’s effective tax rate was to reduce the effective income tax rate by a net of 36.5%. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

Nine Months Ended June 30, 2007 and 2006

Unaudited

	Nine Months Ended June 30,			% of Net Revenues
($ in thousands)	2007	2006	% Change	2007	2006
Revenues:
Net revenues (1)	$2,170,816	$2,075,375	4.6%
Reimbursements	51,354	54,181	(5.2)

Total revenues	2,222,170	2,129,556	4.3

Operating expenses:
Compensation and related expenses	1,424,555	1,337,727	6.5	65.6%	64.5%
Goodwill and asset impairment	6,612	257,229	(97.4)	0.3	12.4
Reimbursable expenses	51,354	54,181	(5.2)	2.4	2.6
Other operating expenses (1)	454,951	476,293	(4.5)	21.0	22.9
Selling, general and administrative expenses	147,020	110,624	32.9	6.8	5.3

Total operating expenses	2,084,492	2,236,054	(6.8)	96.1	107.7

Operating income (loss)	137,678	(106,498)		6.3	(5.1)

Other income, net	8,431	3,359		0.4	0.1

Income (loss) before income taxes	146,109	(103,139)		6.7	(5.0)

Provision for income taxes	55,553	35,794		2.5	1.7

Net income (loss)	$90,556	$(138,933)		4.2%	(6.7)%

(1)	Net revenues include $51,857 and $90,704 of third party supplier revenues for the nine months ended June 30, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The increase in net revenues was driven by revenue growth in the Consulting and HR BPO segments. Revenue strength was attributed to an increased demand in Consulting for Retirement and Financial Management and Talent and Organizational Consulting services. HR BPO also contributed to the revenue growth due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients including an increase in project work. Net revenues, excluding third party supplier revenues and the favorable effects of foreign currency translation and acquisitions of approximately $35.6 million and $7.4 million, respectively, increased 4.5% as compared to the prior-year quarter. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

The increase in expense over the prior year includes $64.3 million of higher salaries and wages and $42.5 million of increased performance based compensation partially offset by $17.4 million of lower stock based compensation related to lower IPO restricted stock award expense and adjustments to the forfeiture rate. The increase in salaries and wages is primarily attributable to increases in compensation and a reduction in the amount of salaries and wages which are capitalized due to fewer clients being in the implementation stage. The increase in performance based compensation reflects both an impact due to timing of expense recognition as well as an overall increase in expected payout compared to the prior year.

Goodwill and Asset Impairment

For the nine months ended June 30, 2007, the impairment charge totaled $6.6 million compared with $257.2 million for the comparable prior year period. For the first two quarters of the fiscal year, impairment charges of $3.6 million primarily resulted from the write-off of deferred contract costs for various clients. During the third quarter of the fiscal year, the impairment charge related to the write-off of capitalized software, deferred contract set-up costs, and the impairment of a customer relationship.

During the third quarter of fiscal 2006 the Company performed an impairment review of goodwill allocated to its HR BPO segment. This review was triggered by lower than expected performance of some of the Company’s HR BPO contracts. This review resulted in an impairment charge of $172 million recorded during the three months ended June 30, 2006. The Company also recorded a $70 million loss provision for certain existing contracts due to higher than expected costs to be incurred over the life of the contracts, of which $58 million was recorded to goodwill and asset impairment within the consolidated statements of operations, and a $7 million impairment of intangible assets primarily related to lower expected utilization of an acquired asset during the three months ended June 30, 2006. Additionally, during the first two quarters of fiscal 2006, the Company recorded impairment charges of $20.5 million due to a contract termination and a loss provision.

Other Operating Expenses

The decrease in other operating expense is due to a reduction in third party supplier costs of $38.9 million, partially offset by higher client service delivery charges, net of deferrals, primarily related to the increased percentage of HR BPO clients who are live with ongoing services.

Selling, General and Administrative Expenses

The increase in SG&A expense is primarily due to a $13.9 million charge associated with the anticipated restructuring of one of our HR BPO contracts and a $4.5 million charge, recorded within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor. Also contributing to the increase is higher amortization of intangible assets resulting from the shortening of the remaining useful life of a customer relationship.

Other Income, Net

Other income increased by $5.1 million over the prior year due to higher interest income derived from significantly higher average investment balances and a rising interest rates yielding higher returns. In addition, in fiscal 2006 we recognized a $7 million gain in connection with a contribution of our German Retirement and Financial Management business in exchange for an increased investment in a German actuarial business.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 38.0% for the nine months ended June 30, 2007, as compared to 34.7% for the comparable prior-year period. The lower effective rate for fiscal 2006 in comparison to fiscal 2007 is due to the impact of discrete items including a non-deductible goodwill impairment charge, the reversal of certain tax contingencies upon the closing of tax audits for certain tax periods as well as establishing a valuation allowance against the deferred tax assets related to certain foreign entities. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; and impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

Segment Results

Operating income before unallocated shared service costs and initial public offering restricted stock awards is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended June 30, 2007 and 2006

Unaudited

Prior year results have been recast to reflect new allocation methodologies and distribution of additional shared service costs adopted in the second quarter of fiscal year 2007. In addition, beginning with the second quarter, the Company is reporting three segments: Benefits Outsourcing, HR BPO and Consulting.

	Three Months Ended June 30,
($ in thousands)	2007	2006	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$358,678	$360,438	(0.5)%
Segment income	95,461	76,208	25.3%
Segment income as a percentage of segment revenues	26.6%	21.1%

HR BPO
Segment revenues before reimbursements (1)	$138,474	$128,829	7.5%
Segment loss	(37,820)	(293,509)	87.1%
Segment loss as a percentage of segment revenues	(27.3)%	(227.8)%

Consulting
Segment revenues before reimbursements	$240,875	$218,777	10.1%
Segment income	40,882	30,247	35.2%
Segment income as a percentage of segment revenues	17.0%	13.8%

Total Company
Segment revenues before reimbursements (1)	$738,027	$708,044	4.2%
Intersegment revenues	(10,045)	(9,870)	1.8%

Revenues before reimbursements (net revenues)	727,982	698,174	4.3%
Reimbursements	14,330	16,271	(11.9)%

Total revenues	$742,312	$714,445	3.9%

Segment income (loss)	$98,523	$(187,054)	152.7%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	—	1,822	(100.0)%
Unallocated shared service costs	26,149	18,748	39.5%

Operating income (loss)	$72,374	$(207,624)	134.9%

(1)	HR BPO net revenues include $14,275 and $21,279 of third party supplier revenues for the three months ended June 30, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the impact of foreign currency translation of $1.6 million, decreased 1.1% during the three months ended June 30, 2007 as compared to the prior-year quarter. An increase in project work was more than offset by the impact of lost clients and longer implementation cycles required for some of the Company’s large, complex clients.

Benefits operating income increased 25.3% as compared to the prior-year quarter due to efficiencies realized from global sourcing and other cost management initiatives.

Human Resources Business Process Outsourcing

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation of $1.8 million, increased 14.2% during the three months ended June 30, 2007 as compared to the prior-year quarter. The increase is primarily related to growth from existing clients, including an increase in project revenue, as well as an increase in the number of clients who went live with contract services over the last twelve months.

HR BPO operating loss decreased 87.1% as compared to the prior-year quarter. The prior year results reflected charges of $172 million for goodwill impairment, $70 million for anticipated losses on certain HR BPO contracts and $7 million for impairment of intangible assets. Excluding the charges, the loss improved due to revenue growth and lower compensation expense driven by cost management initiatives and stabilization of existing clients, partially offset by increased severance charges from restructuring activities, higher operating expenses, and higher intangible amortization expense resulting from the non-renewal of a client contract.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $7.6 million and acquisitions of approximately $2.7 million, increased 5.4%. The growth was due to increased demand for Retirement and Financial Management consulting, in particular, driven by the new funding legislation in the U.S. and upcoming pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting services.

Segment income increased 35.2% as compared to the same prior-year period resulting from revenue growth and lower expense related to performance based incentives and stock based compensation expense being partially offset by higher compensation expense driven by increased focus on retaining talent.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, general counsel, management and corporate relations and other related costs. Prior to the second quarter, unallocated shared service costs also included various costs specific to individual business segments. During the second quarter, the Company performed a detailed review of shared service costs and how they are consumed. The review identified shared service costs that could be directly attributed to a business segment either directly, by embedding the cost in the business segment, or through assignment of costs based upon usage. Prior period results were adjusted to reflect this change.

Unallocated cost increased 39.5% primarily due to increased professional services related to the Company’s ongoing strategic initiatives as well as increased outside legal costs.

Nine Months Ended June 30, 2007 and 2006

Unaudited

Prior year and first quarter results have been recast to reflect the new allocation methodologies and distribution of additional shared service costs adopted in the second quarter of fiscal year 2007. In addition, beginning with the second quarter, the Company is reporting three segments: Benefits Outsourcing, HR BPO and Consulting.

	Nine Months Ended June 30,
($ in thousands)	2007	2006	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$1,106,062	$1,092,390	1.3%
Segment income	244,450	237,226	3.0%
Segment income as a percentage of segment revenues	22.1%	21.7%

HR BPO
Segment revenues before reimbursements (1)	$403,103	$386,294	4.4%
Segment loss	(141,710)	(379,369)	62.6%
Segment loss as a percentage of segment revenues	(35.2)%	(98.2)%

Consulting
Segment revenues before reimbursements	$690,133	$622,528	10.9%
Segment income	102,025	108,560	(6.0)%
Segment income as a percentage of segment revenues	14.8%	17.4%

Total Company
Segment revenues before reimbursements (1)	$2,199,298	$2,101,212	4.7%
Intersegment revenues	(28,482)	(25,837)	10.2%

Revenues before reimbursements (net revenues)	2,170,816	2,075,375	4.6%
Reimbursements	51,354	54,181	(5.2)%

Total revenues	$2,222,170	$2,129,556	4.3%

Segment income (loss)	$204,765	$(33,583)
Charges not recorded at the segment level:
Initial public offering restricted stock awards	—	8,905	(100.0)%
Unallocated shared service costs	67,087	64,010	4.8%

Operating income (loss)	$137,678	$(106,498)	229.3%

(1)	HR BPO net revenues include $51,857 and $90,704 of third party supplier revenues for the nine months ended June 30, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the impact of foreign currency translation of $5.9 million, increased 0.5% during the nine months ended June 30, 2007 as compared to the prior-year period. An increase in project revenue was partially offset by a decrease in revenue related to lost clients.

Benefits Outsourcing operating income increased 3.0% as compared to the same prior-year period due to efficiencies realized from global sourcing and other cost management initiatives. The increase was partially offset by increases in compensation and related costs associated with higher salaries and performance based incentives as well as a second quarter charge associated with the resolution of a legal dispute with a vendor. Also offsetting the increase are higher asset impairment charges related to the write-off of capitalized software and deferred contract costs as well as increased client service delivery expenses.

Human Resource Business Process Outsourcing

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation of $5.3 million, increased 17.4% during the nine months ended June 30, 2007 as compared to the prior-year period. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients including an increase in project work.

HR BPO operating loss decreased 62.6% as compared to the prior-year quarter. The prior year results reflected charges of $172 million for goodwill impairment, $90 million for anticipated losses on certain HR BPO contracts and $7 million for impairment of intangible assets. Excluding the charges, the operating loss increased due to higher compensation and related costs, including performance based incentives, and charges of $13.9 million associated with the restructuring of a client contract. Also contributing to the increased operating loss are higher other operating expenses resulting from clients who went live with contracted services over the last twelve months, increased severance charges resulting from restructuring activities, higher intangible amortization expense related to the non-renewal of a client contract, and higher impairment charges related to the write-off of deferred costs associated with various client contracts.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $24.4 million and acquisitions of approximately $7.3 million, increased 5.7%. The majority of this growth resulted from increased demand for Retirement and Financial Management consulting, in particular, driven by the new funding legislation in the U.S. and upcoming pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting services.

Segment income decreased 6.0% as compared to the same prior-year period resulting from higher compensation expense driven by increased performance-based incentives and increased wages, partially offset by revenue growth.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include financial, general counsel, management and corporate relations and other related costs. Prior to the current quarter, unallocated shared service costs also included various costs specific to individual business segments. During the second quarter, the Company performed a detailed review of shared service costs and how they are consumed. The review identified shared service costs that could be directly attributed to a business segment either directly, by embedding the cost in the business segment, or through assignment of costs based upon usage. Prior period results were adjusted to reflect this change.

Unallocated cost increased 4.8% primarily due to increased professional services related to the Company’s ongoing strategic initiatives, offset by productivity savings resulting from restructuring activities.

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

Summary of Cash Flows (in thousands)	Nine Months Ended June 30,
	2007	2006
Cash provided by operating activities	$257,988	$288,886
Cash used in investing activities	(45,875)	(283,300)
Cash used in financing activities	(111,437)	(13,142)
Effect of exchange rates on cash	7,346	2,888

Net increase (decrease) in cash and cash equivalents	108,022	(4,668)
Cash and cash equivalents at beginning of period	138,928	157,928

Cash and cash equivalents at end of period	$246,950	$153,260

Working capital, defined as current assets less current liabilities, increased $99.8 million from September 30, 2006 to $528.9 million at June 30, 2007, primarily due to strong cash flow from operating activities and proceeds from the exercise of stock options. These were offset by cash used for share repurchases through the Company’s share repurchase program and expenditures for property and equipment and intangible assets.

The decrease in cash provided by operating activities was primarily due to a higher level of performance-based compensation, severance payments, and tax payments net of refunds. These were partially offset by an increase in cash collected on accounts receivable and a reduction in compensation due to cost management initiatives.

The decrease in cash used in investing activities was primarily due to reductions in cash used to purchase short-term investments, coupled with increases in proceeds received from the sale of short-term investments to fund the higher level of performance-based compensation and the Company’s share repurchase program.

The increase in cash used in financing activities was primarily due to an increase in share repurchases relating to the Company’s share repurchase program, partially offset by an increase in proceeds from the exercise of stock options. The Company repurchased approximately 4.2 million of its outstanding shares at an average price of $29.97, for a total of approximately $126.4 million, during the current year.

At June 30, 2007 the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of June 30, 2007 was approximately $230 million.

On August 8, 2007, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 15.6 million shares, or 14% of its outstanding Class A common stock at a purchase price between $28.75 and $32.00 per share. The tender offer is set to expire on September 5, 2007. The Company intends to use its existing liquidity to fund the tender offer.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three months ended June 30, 2007.

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. As of June 30, 2007, there have been no material changes in our market risk from September 30, 2006. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is in active discussions with a number of HR BPO clients to renegotiate the terms of their contracts. Through the third quarter, the Company has recorded $13.9 million related to an ongoing dispute with one of these clients.

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

On May 8, 2007, the House Committee on Oversight and Government Reform chaired by Henry A. Waxman issued letters to the Company and five other executive compensation consulting firms requesting that they identify all Fortune 250 companies for which they provided both executive compensation consulting services and other services during the past five years and disclose annual revenue for each of those two categories for the year 2002 through 2006. The Company has been responding to the requests and continues to cooperate with the Committee.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1—30, 2007 (1) Class A	1,058,967	$29.48	1,057,500	$680,485,043
May 1—31, 2007 (1) Class A	939,500	$29.76	939,500	$652,525,262
June 1—30, 2007 (1) Class A	914,693	$31.76	909,500	$623,620,504

Total Shares Purchased: Class A	2,913,160	$30.29	2,906,500	$623,620,504

(1)	The shares purchased relate to share repurchases as a result of the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for April 1, 2007 through June 30, 2007 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.

(2)	During the second quarter of fiscal year 2007, the board of directors authorized the Company to repurchase up to $750 million of its outstanding common shares through January 31, 2009.

Item 6.	Exhibits

a.	Exhibits.

10.1	Employment letter dated March 23, 2007 to Tracy Keogh (filed herewith).

10.2	Second Amendment, dated August 6, 2007 (filed herewith), to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4 and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: August 8, 2007	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)