Form 10-K
period 2007-09-30
HEWITT ASSOCIATES INC
filed 2007-11-16
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of Hewitt Associates, Inc. outstanding shares estimated to be held by non-affiliates was $3,403,577,989 as of October 31, 2007, based on an October 31, 2007 closing price of $35.28. While it is difficult to determine the number of shares owned by affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant believes this estimate is reasonable.

Class	Outstanding as of October 31, 2007
Class A Common Stock - $0.01 par value	107,040,850

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in response to Part III (Items 10 – 14) of this Annual Report to the extent described herein.

HEWITT ASSOCIATES, INC.

FORM 10-K

For The Fiscal Year Ended

September 30, 2007

PART I

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons, including those discussed in Item 1A. “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Website Access to Company Reports and Other Information

We make available free of charge through our website, www.hewitt.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those documents, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report.

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

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries.

Item 1.	Business

Overview

Hewitt is a leading global provider of human resource benefits, outsourcing and consulting services, with more than 23,000 employees based in 33 countries. We help our clients generate greater value from their employees by helping them address challenges presented by their people, workforce performance, and human resources operations. We believe that few organizations provide either the breadth or depth of total human capital management services that we provide.

Our business has evolved from our founding in 1940 as a provider of actuarial services for sponsors of retirement plans and executive compensation consulting. Over the last six decades we have extended, expanded, and created new human resources services that anticipate our clients’ changing workforce-related business needs and that help them with solutions to their challenges. Today our three business segments, Benefits Outsourcing, Human Resource Business Process Outsourcing (HR BPO) and Consulting, help clients develop, implement, and deliver strategies and programs that ensure effective human resources business process design, administration, and technologies as well as help manage the complex human elements necessary to acquire, develop, motivate, and retain the talent required to meet business objectives.

Clients benefit from the global human capital management strategies, programs, and process expertise we’ve developed over more than 65 years in this business. We employ this expertise in our Consulting segment to develop and implement human capital solutions within our clients’ environments, and in our Benefits Outsourcing and HR BPO segments to manage, streamline, automate, and administer part or all of our clients’ human resources programs, processes, and functions. Of our $2.9 billion of net revenues in 2007, approximately 50% was generated by our Benefits Outsourcing business, approximately 30% was generated by our Consulting segment, and approximately 20% was generated by our HR BPO segment. See Note 23 to the consolidated financial statements for additional information on Segments and Geographic Data.

A primary driver of our historical growth has been our deep, long-term client relationships. Our impressive client portfolio reflects our long-term success at providing quality services to exceptional companies, and serves as a catalyst for discussions with both prospective and existing clients about how we can deliver value in new or expanded ways. As a result, we believe that the quality of our relationships with more than 300 Benefits Outsourcing clients, 32 significant multi-service clients as well as a number of smaller single-service clients within HR BPO, and over 3,000 Consulting clients, many of which are Global 1000 companies, is a competitive advantage.

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

Benefits Outsourcing Segment

Our human resources outsourcing innovation and leadership accelerated in the late 1980’s when we developed our proprietary Total Benefit Administration™ (“TBA”) system to go beyond recordkeeping for clients’ flexible benefits and retirement programs. Our Benefits Outsourcing client base grew as our services expanded to include integrated, single-system administration with the flexibility of multiple access channels (call centers, interactive voice response, and the internet) for employees to execute transactions and manage their benefit programs for both primary types of retirement programs, defined contribution and defined benefit, as well as health and welfare programs.

We continue to extend and expand services to address clients’ benefits and broader human resources challenges through an integrated combination of standardized proprietary technologies and external technologies to meet both our clients’ needs and our requirements. This combination of technologies, coupled with our best practice processes and expertise provides economy of scale and balance of customization versus standardization to adapt to a broad range of program complexity and to accommodate the needs of clients ranging in size from less than 1,000 to over 500,000 employees.

Benefits Outsourcing is the largest part of our business in terms of revenues and profits and continues to be an important part of our growth strategy. We are re-centering Hewitt’s business to focus on improving our Benefit Outsourcing growth. Efforts to execute on this strategy have included hiring a new sales leader, increasing the sales force and investing in our product features and functions. As companies look for ways to control benefit costs while meeting employees’ expectations for enhanced benefit services, such as information and decision support tools, we help them by providing management tools to make decisions that improve quality and reduce the cost of their health care and retirement. We provide benefits administration services primarily to companies with more than 10,000 employees through contracts that average three to five years. Our annual client retention rate in this business exceeds 95%.

In September 2007, we acquired RealLife HR, which is focused on Health and Welfare administration services, particularly focused on generally smaller companies than those serviced on our current platform. We believe we are in a strong position to leverage our Consulting client base to rapidly grow in this market. Historically, this market has been underserved and we consider it to be an important part of our Benefits Outsourcing growth strategy.

In October 2006, we established an Enhanced Shared Services (ESS) division which focuses on providing standalone solutions that compliment our current core Benefits Outsourcing offers: Defined Benefits, Defined Contribution and Health and Welfare services.

There are currently twelve standalone solutions in the portfolio - standalone connections; data, documents & disposition; advocacy; leave administration; your spending account administration, self-directed brokerage; personal finance center; form 5500 processing; financial statement preparation; benefit determination review team; qualified domestic relations order, and qualified child support orders. We expect this division to sell and deliver incremental standalone solutions to our existing base of Benefits Outsourcing and Consulting clients, sell stand alone offers to new prospects, and identify new product solutions. We believe this will allow us to grow the business and expand our overall client base. Growing our ESS division is another important part of achieving our growth strategy objective.

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

For ongoing health and welfare plan administration, our Hewitt Associates Connections™ service connects with more than 230 insurance companies and other health plan providers in the United States, Canada, and Puerto Rico to facilitate data transfer, resolve quality issues, validate participant eligibility and pay premiums. Additionally, we offer automatic payment of employees’ portion of program costs, providing clients with efficiencies and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited.

•

Defined Contribution Plan Administration. Defined contribution administration requires management of participant, payroll, and investment fund data and transactions, daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers and daily posting of investment results to individual defined contribution accounts.

Unlike many of our competitors who provide defined contribution outsourcing services in order to accumulate plan assets in their proprietary investment funds, we do not manage investments. Our focus is to provide reliable services to both the plan sponsor and to the employee, regardless of the funds clients choose to include in their plans or their employees’ investment elections. We also work with researchers at leading academic institutions to analyze the volumes of data we accumulate in order to identify trends in participant behavior to help our clients improve their strategies for addressing employees’ financial needs.

•

Defined Benefit Plan Administration. Defined benefit or pension plans are subject to numerous laws and regulations that have historically made administration of these programs complex and paper-intensive, and have created risks of significant adverse consequences for inaccurate or improper plan administration.

We have re-engineered, streamlined, and automated defined benefit plan administration to make plan administration more consistent and accurate, so that employees can model their retirement options, initiate and process retirement transactions through our internet-based tools or through our automated voice response system. Through our call centers, we provide access to pension counselors who are knowledgeable about employees’ pension programs and options and who can explain how their pension plans work.

HR BPO Segment

Since the early 2000’s, we have devoted considerable attention to our HR BPO capabilities, first through the establishment of the Workforce Management business group, then through the development and expansion of our payroll capabilities and technologies, continuing with the 2005 merger with Exult, Inc.

Companies engage us for HR BPO services for reasons similar to why they outsource Benefits Administration: to reduce costs and focus on core business while gaining expertise, innovation, and access to current technology and processes through the economies of scale created by using repeatable processes and standardized technologies. While companies generally have similar objectives for HR BPO, they often have different business strategies and objectives that cause them to approach the experience differently, with different priorities, different scopes and at different paces.

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

Talent Management: Effectively acquiring, training and retaining a company’s most valuable asset, people, is challenging. We offer the following services to help our clients successfully build upon their most valuable asset:

•	Recruiting services, including need identification, sourcing and attraction, screening, interviewing, and selection, offer management, reporting, and compliance.

•

Learning and development services, including learning paths and certificates, course catalog administration, event scheduling and logistics, evaluation and assessments, accounting, and content development and sourcing.

•	Performance management services, including planning and evaluation support, feedback collection, and individual profile maintenance.

•	Succession planning services, including maintenance of succession trees, tracking and monitoring of high potential employees, and development of incumbent and candidate profiles.

Workforce Management: We provide a portfolio of services that allow clients to manage their workforce more effectively and cost efficiently. The portfolio includes the following services:

•	Compensation administration, services including administration of salary, bonus, and stock options, administration of salary surveys, and total reward communications.

•	Total rewards services, including strategy, design, implementation, and communication of benefits and compensation programs.

•	Workforce administration services, including employee records management, life events, employment events, reduction in force, organization structure changes, and leave management.

•	Domestic relocation services, including relocation initiation, policy briefing and administration, expense processing and accounting, and inventory management.

•

Leave management services, including leave initiation, leave tracking and management, and coordination with third parties for compliance with the Family and Medical Leave Act, and disability and personal leave policies.

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

Core Process Management: Day to day transactional processes related to employee events requires solid procedures, knowledge of regulations and efficient systems. We help our clients in this regard by offering the following services:

•	Payroll services, including time and attendance, on- and off-cycle pay, garnishments, and taxes and accounting.

•

Benefits services, including program delivery and administration, recordkeeping and reconciliation, benefit accounting, invoice review and payment, and supplier sourcing and management for health and welfare, defined contribution, and defined benefit programs, as discussed earlier.

•	Payments services, including accounts payable/receivable, travel and expense, fixed assets and general ledger, cash, and banking/treasury.

Consulting Segment

We developed our human resources expertise over more than 65 years of helping clients develop strategies and design human resources programs to solve the challenges of acquiring, managing, motivating, and retaining the pivotal talent needed to create and sustain a competitive advantage. Companies around the globe work with our consultants to develop and implement people-related business strategies and program designs for retirement and health care benefits, compensation and total rewards, performance management, and change management that will lower costs while increasing their ability to meet business objectives.

Today, the Consulting segment is organized around two lines of business: Benefits Consulting and Talent and Organization Consulting. In addition, our Consulting segment provides tailored communication services to enhance the success of client solutions in all of our service areas including Benefits Outsourcing and HR BPO.

Benefits Consulting. Benefits Consulting is comprised of Retirement and Financial Management Consulting and Health Care Consulting.

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

Actuarial relationships tend to be long-standing, ongoing engagements. As a result, actuarial services represent a significant portion of our Consulting business.

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

Our Benefits Consulting services are closely aligned with our Benefits Outsourcing services in order to offer employers total end-to-end solutions in the retirement and health care areas.

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

Our Talent and Organization Consulting services are also closely aligned with our HR BPO services in order to develop comprehensive solutions to help clients improve efficiency and transform their human resources processes. Our consultants provide change management services to implement recommended changes and enable this transformation.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside company for human resources solutions.

•

Benefits Outsourcing. The principal competitors in our Benefits Outsourcing segment are outsourcing divisions of large financial institutions such as CitiStreet, Fidelity Investments, Merrill Lynch, T. Rowe Price and JP Morgan Chase, in addition to consulting firms or technology outsourcing and consulting firms such as Mercer, Affiliated Computer Services, EDS/ExcellerateHRO, Watson Wyatt Worldwide, and Aon.

•

HR BPO. The principal competitors in our HR BPO segment are technology consultants and integrators such as Accenture, Affiliated Computer Services, EDS/ExcellerateHRO and IBM and; companies that have extended their services into human resources outsourcing such as Automatic Data Processing and Convergys.

•

Consulting. The principal competitors in our Consulting segment are consulting firms focused on broader human resources such as Mercer, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe the principal competitive advantage strengthening our Benefits Outsourcing, HR BPO and Consulting businesses is our ability to create total human resources solutions for clients by demonstrating the depth and value of our experience and expertise in the full range of integrated strategy, design, administration, communication and delivery of human resources services. Also important are our deep, long-term client relationships, our technology infrastructure, including underlying proprietary platforms that give us the flexibility to either take over our clients’ existing processes and systems or to transition clients directly to our proprietary technologies and processes, our ability to add value in a cost-effective manner, our employees’ technical and industry expertise, and our professional reputation.

Seasonality and Inflation

Revenues and income vary over the fiscal year. Within our Benefits Outsourcing and HR BPO segments, we generally experience a seasonal increase in our fiscal first and fourth quarter revenues because our clients’ benefit enrollment processes typically occur during the Fall. Within our Consulting segment, we typically experience a seasonal peak in the fiscal third and fourth quarters which reflects our clients’ business needs for these services. We believe inflation has had little effect on our results from operations during the past three years.

Technology Innovation

We believe that our technological capabilities are an essential component of our strategy to grow our Benefits Outsourcing and HR BPO businesses and create new service offerings. Our strategy is to develop proprietary, custom solutions through open industry standards when we believe we can develop a better solution than is available in the market, and to integrate existing best-in-class systems when we believe these solutions best meet our clients’ needs. Expenditures relating to the acquisition and internal development of software totaled approximately $72 million and $96 million in fiscal years 2007 and 2006, respectively.

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

Employees

As of September 30, 2007, we had approximately 23,000 employees serving our clients through 93 offices in 33 countries, excluding joint ventures and minority investments.

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

Our profitability is a function of our ability to control our costs and improve our efficiency. As we adapt to change in our business, enter into new engagements, acquire additional businesses, and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

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

Over time, some of our operating expenses will increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. We must anticipate and respond to the dynamics of our industry and business by using quality systems, process management, improved asset utilization and effective supplier management tools. We must do this while continuing to grow our business so that our fixed costs are spread over an increasing revenue base. If we are not effective at this, our ability to sustain and increase profitability will be jeopardized.

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

Although no one client comprised more than ten percent of our net revenues in any of the three years ended September 30, 2007, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Our largest clients employ us for Benefits Outsourcing and HR BPO services. As a result, given the amount of time needed to implement new outsourcing clients, there is no assurance that we would be able to promptly replace the revenues or income lost if a significantly large client or several clients terminated our services or decided not to renew their contracts with us.

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

We may pursue additional acquisitions in the future, which may subject us to a number of risks, including;

•	diversion of management attention;

•	inability to retain key personnel, other employees and clients of the acquired business;

•	potential dilutive effect on our earnings;

•	inability to establish uniform standards, controls, procedures and policies;

•	entry into new markets or service areas;

•	exposure to legal claims for activities of the acquired business prior to acquisition; and

•	inability to effectively integrate the acquired company and its employees.

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

We depend, to a large extent, on our relationships with our clients and our reputation for high-quality outsourcing and consulting services. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. The nature of our work, especially our actuarial services, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors. Further, a client may claim it suffered losses due to reliance on our consulting advice. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. Our exposure to liability on a particular engagement may be greater than the profit opportunity of the engagement. In addition to client liability, governmental authorities may impose penalties with respect to our errors or omissions and may preclude us from doing business in relevant jurisdictions. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business.

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

Since our initial public offering, we have made, and anticipate making in the future, equity-based awards to many of our employees to serve, in part, as an incentive to remain employed with the Company. Our ability to provide equity-based incentives in the future is dependent, in part, on obtaining approval of our shareholders of any new equity-based incentive plans. Should we not obtain such approval and be unable to provide equity-based awards, our ability to continue to attract new talent and retain new employees will likely be adversely affected. In addition, should we obtain continued approval and issue equity-based awards, the incentives provided by these awards may not be effective in attracting new talent or causing then-current employees to stay with our organization.

Our global operations and expansion strategy pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

As of September 30, 2007, we had a total of 93 offices in 33 countries and 5 additional offices in 3 additional countries through joint ventures and minority investments. In fiscal 2007, approximately 76% of our total revenues were attributable to activities in the United States and approximately 24% of our revenues were attributable to our activities in Europe, Canada, the Asia-Pacific region and Latin America. Our ability to provide services from global locations having lower cost structures than the United States and continued penetration of markets beyond the United States are important components of the our growth strategy. A number of risks may inhibit our international operations and global sourcing efforts, preventing us from realizing our global expansion objectives, including:

•	insufficient demand for our services in foreign jurisdictions, which may be due to applicable laws and regulations or benefit practices in such jurisdictions;

•	ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•

the burdens of complying with a wide variety of foreign laws and regulations, and U.S. laws, regulating operations outside the U.S., including but not limited to regulations regarding the flow and transfer of data and other information between countries;

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

We continue to devote significant attention to our HR BPO services offering. The market for HR BPO services continues to develop, and we continue to modify our service offering to meet market need and provide the quality of services our clients expect of us at acceptable margins. Our offering may not be well received by our clients, or the demand for human resources business process outsourcing may not grow as rapidly as we anticipate, which could have an adverse impact on our revenues and profit margins.

In addition, the growth for certain Benefits Outsourcing services has slowed, particularly in the large plan market (over 20,000 participants). Most companies have already outsourced their defined contribution plans, many companies have frozen their defined benefit plans and few new defined benefit plans are being adopted. Some larger companies that have not previously outsourced some of their benefit programs may wish to continue to administer such programs themselves rather than outsource a larger portion of their human resources function. If a greater percentage of such organizations than we anticipate determine not to outsource such programs, it could also have an adverse impact on our revenues and profit margins.

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

As part of providing services to clients, we rely on a number of third-party service providers. These providers include, but are not limited to, plan trustees and payroll service providers responsible for transferring funds to employees or on behalf of employees, and providers of data and information, such as software vendors, health plan providers, investment managers and investment advisers, that we work with to provide information to clients’ employees. Those providers also include providers of human resource functions such as recruiters and trainers employed by us in connection with our human resources business processing services delivered to our clients. Failure of third party service providers to perform in a timely manner could result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.

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

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire complex comprises 11 buildings on two campuses and approximately 2.2 million square feet. As of September 30, 2007, we had a total of 93 offices in 33 countries and 5 additional offices in 3 additional countries through joint ventures and minority investments. We do not own any significant real property, but lease office space, typically, under long-term leases. We believe that our existing facilities are adequate for our current needs.

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

The Company is in active discussions with a number of HR BPO clients to renegotiate the terms of their contracts. Through September 30, 2007, the Company has recorded a $15 million contingent liability related to an ongoing dispute with one of these clients.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “HEW”. The following table sets forth the range of high and low sales price for each quarter for the last two fiscal years.

	Fiscal 2006
	High	Low
1st Quarter	$28.15	$24.50
2nd Quarter	$29.75	$24.76
3rd Quarter	$30.23	$20.60
4th Quarter	$24.30	$19.01

	Fiscal 2007
	High	Low
1st Quarter	$26.03	$23.54
2nd Quarter	$30.77	$25.40
3rd Quarter	$32.20	$28.42
4th Quarter	$35.05	$29.40

Holders of Record

As of October 31, 2007, there were 806 stockholders of record of our Class A common stock as furnished by our Stock Transfer Agent and Registrar, Computershare. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders is difficult to estimate with precision, but would be higher than the number of registered stockholders of record.

Dividend Policy

We have not paid cash dividends on our common stock. Our Board of Directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements and such other factors as the Board of Directors deems relevant.

Share Repurchases

The following table provides information about Hewitt’s share repurchase activity for the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2007 (1)
Class A	1,296,025	$31.08	1,118,600	$589,021,475
August 1 - 31, 2007 (1)
Class A	648,283	$30.20	639,000	$569,746,492
September 1, – 30, 2007 (1) (3)
Class A	254,464	$34.90	95,680	$566,429,687

Total Shares Purchased:
Class A	2,198,772	$31.26	1,853,280	$566,429,687

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for July 1, 2007 through September 30, 2007 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the second quarter of fiscal year 2007, the board of directors authorized the Company to repurchase up to $750 million of its outstanding common shares through January 31, 2009.
(3)	On August 8, 2007 the Company announced an offer to purchase up to 15,625,000 shares of its outstanding Class A common stock by means of a tender offer at a purchase price not greater than $32.00 nor less than $28.75 per share. The tender offer, which was originally due to expire on September 5, 2007, was extended until September 12, 2007. The Company purchased 5,480 Class A shares pursuant to that offer.

Item 6.	Selected Financial Data

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere herein.

	2007 (1)	2006 (2)	2005 (3)	2004	2003 (4)
	(In millions except per share amounts)
Fiscal Year ended September 30:
Total revenues	$2,990	$2,857	$2,890	$2,257	$2,030
Operating (loss) income	(143)	(64)	234	223	178
Net (loss) income	(175)	(116)	135	123	94
(Loss) income per share
Basic	$(1.62)	$(1.08)	$1.21	$1.28	$0.99
Diluted	$(1.62)	$(1.08)	$1.19	$1.25	$0.97

As of September 30:
Cash and cash equivalents and short-term investments	$595	$449	$218	$313	$228
Working capital	535	429	300	425	284
Total assets	2,756	2,768	2,657	1,808	1,604
Long-term portion of debt and capital lease obligations	233	255	287	201	219
Stockholders’ equity	1,038	1,256	1,311	859	690

(1)	In fiscal 2007 we recorded non-cash charges of $329 million related to impairment of goodwill, intangible assets, and contract loss provisions; a pre-tax severance charge of $32 million resulting from ongoing productivity initiatives across the business; a pre-tax charge of $29 million related to the review of our real estate portfolio; a pre-tax charge of $15 million related to the anticipated restructuring of an HR BPO contract; and a pre-tax charge of $5 million resulting from the second-quarter resolution of a legal dispute with a vendor.
(2)	In fiscal 2006 we recorded non-cash charges of $264 million related to our HR BPO business.
(3)	On October 1, 2004, we completed a merger with Exult, Inc. and its results are included in our results from that date.
(4)	On June 5, 2003, we acquired Cyborg Worldwide, Inc., and on June 15, 2003, we acquired substantially all of the assets of Northern Trust Retirement Consulting LLC. Their results are included in our results from the respective acquisition dates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described above, in “Disclosure Regarding Forward-Looking Statements” which appears in Part 1 and in Item 1A.”Risk Factors” which appears elsewhere in this Annual Report.

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

Overview

Fiscal 2007 was a year of transition. During the year, we began to focus on re-centering the business in order to capitalize on the growth and margin opportunities that exist in our more established Benefits Outsourcing and Consulting businesses. We also introduced four key strategic priorities that will help us achieve our objectives. These priorities have been identified as fundamental to our future success and ongoing health of our business. Following is a brief discussion of these four priorities and the progress made during the year against these priorities.

•

Keep Clients First. Our intense focus on the needs of our clients has earned us the strong reputation that we enjoy in the marketplace, and will be key to our future growth and success. This includes understanding what creates the most value for our clients and also meeting the expectations of our clients. Reinvesting in quality by re-engineering our processes, improving our product service delivery and increasing our resourcing levels in some key areas will be underlying themes in our go-forward strategies. In addition, our recently created Client and Market Leadership organization is dedicated to ensuring that we remain focused on driving the right solutions for our clients across the full array of our service offerings.

•

Create a Rewarding Work Experience. Engaged employees are critical to our success. We are focused on revitalizing our culture and creating a rewarding work environment for our associates around the world. During the year we appointed a new Senior Vice President of Human Resources, who has begun to partner with our other senior leaders to create a truly high-performance organization.

•

Grow With Intention. We believe Benefits Outsourcing and Consulting hold opportunities for growth for the foreseeable future. We continue to pursue new growth strategies, particularly in leveraging our Benefits Outsourcing and Consulting businesses as we focus on re-centering the business. Additionally, increased discipline is being exercised in allocating the use of our capital when evaluating these growth opportunities. We are also seeking to evolve and expand our offers by organic growth and through acquisitions. In keeping with this priority, we announced during the fiscal fourth quarter the acquisition of RealLife HR. RealLife HR oversees health and welfare benefits for 35 companies, each of which has fewer than 15,000 employees and retirees. We believe the middle market represents a large growth opportunity for us and through this acquisition we will be more able to more effectively serve middle market companies.

•

Get Lean. Our objectives are to reshape our operating model to improve efficiency and create the fuel to invest in our future growth. Maintaining aggressive focus on our cost structure will continue to be a top priority. During the year we implemented several productivity initiatives across our business. In conjunction with an ongoing review of our real estate portfolio, we also announced in the third quarter our intention to consolidate facilities, and in some cases, exit certain properties. We recorded a pre-tax charge of $29 million in the fourth quarter related to this real estate restructuring.

There were a number of specific items that negatively impacted results in fiscal 2007, including:

•	Non-cash pre-tax charges of $329 million related to impairment of goodwill, intangible assets and contract loss provisions;

•	A pre-tax severance charge of $32 million resulting from ongoing productivity initiatives across the business;

•

A pre-tax charge of $29 million related to the review of our real estate portfolio including $18 million of expenses for recognition of the fair value of lease vacancy obligations and lease termination charges related to exit of certain locations and $11 million for related acceleration of depreciation of leasehold improvements and equipment and other charges;

•	A pre-tax charge of $15 million related to the anticipated restructuring of an HR BPO contract; and

•	A pre-tax charge of $5 million resulting from the second-quarter resolution of a legal dispute with a vendor.

Fiscal 2007 also included a pre-tax non-operating gain of $6 million related to the sale of an investment.

The non-cash pre-tax charges of $329 million related to impairment of goodwill, intangible assets and contract loss provisions were as follows:

•

During the fourth quarter, we performed our annual impairment review of goodwill. This review resulted in the impairment of $280 million of goodwill in the HR BPO segment due to reduced growth expectations for the overall business, partially due to a revised strategy. The reduced growth expectations were driven by a reduction in the likely number of future engagements and reduced contract value of each engagement, as we focus on identifying potential customers seeking a more standardized set of platforms and services. The $280 million non-cash charge is reflected in the accompanying consolidated statements of operations within the goodwill and asset impairment caption.

•

A non-cash charge of $39 million for the impairment of intangibles assets and capitalized software primarily resulted from lower than expected utilization of certain acquired software assets, and is reflected in the accompanying consolidated statements of operations within the goodwill and asset impairment caption.

•

Loss provisions of $10 million reflecting our revised profitability expectations for certain European Benefits Outsourcing contracts. During the fourth quarter, we undertook an in-depth review of profitability of contracts related to the European Benefits Outsourcing business. This review established that some of the existing multi-year contracts are no-longer expected to achieve the levels of profitability previously anticipated and resulted in the need for additional loss provisions. Of this charge, $7 million is reflected in the accompanying consolidated statements of operations as a component of compensation and related expenses and $3 million within goodwill and asset impairment.

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

CONSOLIDATED RESULTS

The following table sets forth our historical results of operations.

	Year Ended September 30,			% of Net Revenues
(in thousands)	2007	2006	% Change	2007	2006
Revenues:
Revenues before reimbursements (net revenues) (1)	$2,921,076	$2,788,722	4.7%
Reimbursements	69,250	68,439	1.2

Total revenues	2,990,326	2,857,161	4.7

Operating expenses:
Compensation and related expenses	1,906,158	1,799,743	5.9	65.3	64.5
Goodwill and asset impairment	326,615	255,873	27.6	11.2	9.2
Reimbursable expenses	69,250	68,439	1.2	2.4	2.5
Other operating expenses	636,698	642,803	(0.9)	21.8	23.1
Selling, general and administrative expenses	194,572	154,564	25.9	6.6	5.5

Total operating expenses	3,133,293	2,921,422	7.3	107.3	104.8

Operating loss	(142,967)	(64,261)	(122.5)	(4.9)	(2.3)

Other income (expense), net	18,249	4,691	289.0	0.6	0.2

Loss before income taxes	(124,718)	(59,570)	(109.4)	(4.3)	(2.1)

Provision for income taxes	50,362	56,368	(10.7)	1.7	2.1

Net loss	$(175,080)	$(115,938)	(51.0)%	(6.0)%	(4.2)%

(1)	Net revenues include $66,267 and $113,399 of third party supplier revenues for the year ended September 30, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in operating expenses.

Net Revenues

The increase in net revenues was primarily driven by revenue growth in the Consulting segment. Revenue strength was attributed to an increased demand in Consulting for Retirement and Financial Management and Talent and Organizational Consulting services. HR BPO also contributed to the revenue growth due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients including an increase in project work. Net revenues, excluding third party supplier revenues and the favorable effects of foreign currency translation and acquisitions of approximately $48.3 million and $10.3 million, respectively, increased 4.4% as compared to the prior-year. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

The increase in expense over the prior year includes $60.4 million of increased performance-based compensation and $45.4 million of higher salaries and wages partially offset by $12.7 million of lower share-based compensation related to lower IPO restricted stock award expense and an increase to the forfeiture rate. The increase in performance-based compensation reflects an overall increase in the expected payout compared to the prior year due to the improvement in underlying performance results in fiscal 2007. The increase in salaries and wages is primarily attributable to increases in compensation, higher labor costs related to servicing live clients, and an increase in severance expense. Partially offsetting the increase in salaries and wages is lower contractor expense due to the Company’s continued efforts to optimize resources.

Goodwill and Asset Impairment

During the year ended September 30, 2007, the Company evaluated certain intangible assets related to the HR BPO and Benefits Outsourcing segments for impairment. This review resulted in non-cash impairment charges of $327 million including $280 million of goodwill impairment and $47 million of asset impairment, which includes capitalized software and core technology of $33 million, customer relationships of $6 million, and $8 million of anticipated losses on certain contracts.

Other Operating Expenses

The decrease in other operating expense is due to a reduction in third party supplier costs of $47.8 million, offset by $29.3 million pre-tax real estate-related charges primarily due to recognition of the fair value of lease vacancy obligations and lease termination charges related to exit of certain locations, and related acceleration of depreciation of leasehold improvements and equipment and other charges. Also offsetting the decrease is an increase in client service delivery charges, net of deferrals, of $7.5 million primarily related to the increased number of HR BPO clients who are live with ongoing services.

Selling, General and Administrative Expense (SG&A)

The increase in SG&A expense is primarily due to a $15 million charge associated with the anticipated restructuring of one of our HR BPO contracts and a $5 million charge, recorded within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor. Also contributing to the increase is higher amortization of intangible assets resulting from the shortening of the remaining useful life of a customer relationship and higher consulting charges related to the Company’s assessment of its longer-term strategy.

Other Income (Expense), Net

Other income increased by $14 million over the prior year due to higher interest income derived from significantly higher average investment balances and rising interest rates yielding higher returns. In addition, in fiscal 2007 we sold an investment that was accounted for using the cost basis method of accounting and recognized a gain of $6 million. In fiscal 2006 we recognized a $7 million gain in connection with a contribution of our German Retirement and Financial Management business in exchange for an increased investment in a German actuarial business.

Income Tax Provision

Our consolidated effective income tax rate was 40.4% for the year ended September 30, 2007, as compared to 94.6% for the comparable prior-year period. We identify items which are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the period in which the discrete event occurs. Additionally, tax legislation and tax examinations in the jurisdictions in which we do business may change our effective tax rate in future periods. While such changes cannot be predicted, if they occur, the impact on our tax assets, obligations and liquidity will need to be measured and recognized in the financial statements.

In fiscal 2007 a number of significant items including a non-deductible goodwill impairment charge, as well as a reduction of deferred tax assets related to certain foreign entities impacted the current year rate.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

Fiscal Years Ended September 30, 2006 and 2005

	Year Ended September 30,			% of Net Revenues
(in thousands)	2006	2005	% Change	2006	2005
Revenues:
Revenues before reimbursements (net revenues) (1)	$2,788,722	$2,831,507	(1.5)%
Reimbursements	68,439	58,143	17.7

Total revenues	2,857,161	2,889,650	(1.1)

Operating expenses:
Compensation and related expenses, including initial public offering restricted stock awards	1,799,743	1,646,304	9.3	64.5	58.1
Goodwill and asset impairment	255,873	9,615	2561.2	9.2	0.3
Reimbursable expenses	68,439	58,143	17.7	2.5	2.1
Other operating expenses	642,803	781,579	(17.8)	23.1	27.6
Selling, general and administrative expenses	154,564	160,175	(3.5)	5.5	5.7

Total operating expenses	2,921,422	2,655,816	10.0	104.8	93.8

Operating (loss) income	(64,261)	233,834	(127.5)	(2.3)	8.3

Other income (expense), net	4,691	(13,319)	135.2	0.2	(0.5)

(Loss) income before income taxes	(59,570)	220,515	(127.0)	(2.1)	7.8

Provision for income taxes	56,368	85,783	(34.3)	2.1	3.0

Net (loss) income	$(115,938)	$134,732	(186.1)%	(4.2)%	4.8%

(1)	Net revenues include $113,399 and $244,006 of third party supplier revenues for the year ended September 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The decrease in net revenues was primarily driven by a significant decline in third party supplier revenues resulting from the termination of an HR BPO client contract in the prior year. Excluding third party supplier revenue, direct revenue grew 3.4%. This increase is primarily due to Consulting growth in both the Talent and Organization Consulting services in North America as well as the Asia Pacific Regions and Benefits Consulting particularly in Europe. Direct revenues also improved as a result of increased services to existing clients as well as increased one-time project work in Benefits Outsourcing. Net revenues, excluding third party supplier revenues and after adjusting for foreign currency translation losses of approximately $5 million and the net effects of acquisitions and dispositions of approximately $8 million, increased 3.3% as compared to the prior-year period.

Compensation and Related Expenses

The increase over prior year primarily relates to $79 million of higher performance-based compensation and related incentives than in the prior year, $48 million of higher wages due to headcount and cost of living increases, $31 million incremental stock-based compensation expense, including expense related to the fiscal 2006 grants of restricted stock and the expensing of stock options under SFAS 123 (R), as well as $11 million of expense related to anticipated losses on certain HR BPO contracts. These increases were partially offset by higher levels of deferred contract costs related to the HR BPO segment in the current year.

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

Goodwill and Asset Impairment

During the year the Company recognized $256 million of impairment charges related to HR BPO. The non-cash charges consisted of $172 million of goodwill impairment, $62 million of asset impairment for certain existing contracts due to higher than expected costs to be incurred over the life of the contracts, $13 million of asset impairment resulting from the termination of a client contract and $9 million of long-lived asset impairment primarily due to lower than expected utilization of an acquired asset.

Other Operating Expenses

The decrease in other operating expenses is primarily driven by a significant decrease in the third party supplier costs due to a terminated client contract in the prior year.

Selling, General and Administrative Expense (SG&A)

As a percentage of net revenues, SG&A expenses were consistent period over period.

Other Income (Expense), Net

In fiscal 2006, we recognized a gain of $7 million in connection with a contribution of our German retirement and financial management business in exchange for an increased investment in a German actuarial business. This gain as well as higher interest income, due to increased operating cash flows, accounted for the majority of the year-over-year increase.

Income Tax Provision

Our consolidated effective income tax rate was 94.6% for the year ended September 30, 2006, as compared to 38.9% for the comparable prior-year period. We identify items which are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the period in which the discrete event occurs. Additionally, tax legislation and tax examinations in the jurisdictions in which we do business may change our effective tax rate in future periods. While such changes cannot be predicted, if they occur, the impact on our tax assets, obligations and liquidity will need to be measured and recognized in the financial statements.

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

SEGMENT RESULTS

The following table sets forth unaudited historical segment results for the periods presented. Prior year results have been recast to reflect new allocation methodologies and distribution of additional shared service costs adopted in the second quarter of fiscal year 2007. In addition, beginning with the second quarter, the Company began reporting three segments: Benefits Outsourcing, HR BPO and Consulting.

	Year Ended September 30,
($ in thousands)	2007	2006	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$1,475,332	$1,465,710	0.7%
Segment income	306,199	321,735	(4.8)%
Segment income as a percentage of segment revenues	20.8%	22.0%

HR BPO
Segment revenues before reimbursements (1)	$539,407	$517,502	4.2%
Segment loss	(495,219)	(423,407)	(17.0)%
Segment loss as a percentage of segment revenues	(91.8)%	(81.8)%

Consulting
Segment revenues before reimbursements	$945,905	$842,616	12.3%
Segment income	147,261	137,028	7.5%
Segment income as a percentage of segment revenues	15.6%	16.3%

Total Company
Segment revenues before reimbursements (1)	$2,960,644	$2,825,828	4.8%
Intersegment revenues	(39,568)	(37,106)	6.6%

Revenues before reimbursements (net revenues)	2,921,076	2,788,722	4.7%
Reimbursements	69,250	68,439	1.2%

Total revenues	$2,990,326	$2,857,161	4.7%

Segment (loss) income	$(41,759)	$35,356	(218.1)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	—	9,397	(100.0)%
Unallocated shared service costs	101,208	90,220	12.2%

Operating loss	$(142,967)	$(64,261)	(122.5)%

(1)	HR BPO net revenues include $66,267 and $113,399 of third party supplier revenues for the year ended September 30, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the impact of foreign currency translation of $7.6 million, essentially was unchanged as compared to the year ended September 30, 2006. An increase in services to new and existing clients, organic growth of existing clients, and an increase in project work, was offset by the impact of lost clients and longer implementation cycles required for some of the Company’s large, complex clients.

Benefits operating income decreased 4.8% as compared to the prior-year. The current year reflects charges of $22 million related to the real estate restructurings, $13 million related to severance charges, $10 million of additional loss reserves for anticipated losses on certain European contracts, and $5 million resulting from the resolution of a legal dispute with a vendor. Asset impairment charges of $7.6 million primarily related to the write-off of customer relationship intangibles and capitalized software, as well as increased client service delivery expense, also contributed to the decrease in segment income. Partially offsetting the decrease were efficiencies driven by global sourcing and other cost management efforts.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation of $7.8 million, increased 15.2% during the year ended September 30, 2007 as compared to the prior-year period. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients including an increase in project work.

HR BPO operating loss increased 17% as compared to the prior-year. The current year results reflect charges of $280 million for goodwill impairment and $30 million for intangible asset impairment relating to the impairment of capitalized software, core technology intangible, and customer relationship intangibles. The current year also reflects charges of $5 million related to the real estate restructurings, $15 million associated with the anticipated restructuring of a client contract and an increase in severance charges of $11 million. The prior year results reflected charges of $172 million for goodwill impairment, $73 million for anticipated losses on certain contracts, $10 million net asset impairment as the result of the termination of a client in the first quarter of fiscal 2006 and $9 million for impairment of long-lived assets. Excluding these fiscal 2007 and fiscal 2006 charges, the segment loss improved primarily due to the stabilization of the existing client base, as well as overall cost management efforts, offset in part by the impact of new contract implementations and increased intangible asset amortization.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $32.8 million and acquisitions of approximately $9.4 million, increased 7.2%. The majority of this growth resulted from increased demand in North America and Europe for Retirement and Financial Management consulting, in particular, driven by the new funding legislation in the U.S. and upcoming pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting services, particularly in the Asia-Pacific region.

Segment income increased 7.5% as compared to the same prior-year period due to revenue growth, partially offset by higher compensation expense driven by increased wages and performance-based incentives.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs. Prior to the second quarter, unallocated shared service costs also included various costs specific to individual business segments. During the second quarter, the Company performed a detailed review of shared service costs and how they are consumed. The review identified shared service costs that could be attributed to a business segment either directly, by embedding the cost in the business segment, or through assignment of costs based upon usage. Prior period results were adjusted to reflect this change.

Unallocated cost increased 12.2% primarily due to increased professional services related to the Company’s strategic initiatives, increased performance-based compensation expense, offset by productivity savings resulting from restructuring activities.

Fiscal Years Ended September 30, 2006 and 2005

The following table sets forth unaudited historical segment results for the periods presented. Prior year results have been recast to reflect new allocation methodologies and distribution of additional shared service costs adopted in the second quarter of fiscal 2007.

The Company has recast the fiscal 2006 results for comparative purposes however; fiscal 2005 segment results have not been recast as it was not practical to do so. As a result, the fiscal 2005 segment results do not reflect the new allocation methodologies associated with shared service costs nor the distribution of certain unallocated shared service costs into segment results adopted in the second quarter of fiscal 2007 and are not comparable to fiscal 2006.

	Year Ended September 30,
($ in thousands)	2006	2005	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$1,465,710	$1,418,414	3.3%
Segment income	321,735	293,546	9.6%
Segment income as a percentage of segment revenues	22.0%	20.7%

HR BPO
Segment revenues before reimbursements (1)	$517,502	$632,230	(18.1)%
Segment loss	(423,407)	(116,542)	263.3%
Segment loss as a percentage of segment revenues	(81.8)%	(18.4)%

Consulting
Segment revenues before reimbursements	$842,616	$802,810	5.0%
Segment income	137,028	196,388	(30.2)%
Segment income as a percentage of segment revenues	16.3%	24.5%

Total Company
Segment revenues before reimbursements (1)	$2,825,828	$2,853,454	(1.0)%
Intersegment revenues	(37,106)	(21,947)	69.1%

Revenues before reimbursements (net revenues)	2,788,722	2,831,507	(1.5)%
Reimbursements	68,439	58,143	17.7%

Total revenues	$2,857,161	$2,889,650	(1.1)%

Segment income	$35,356	$373,392	(90.5)%
Charges not recorded at the segment level:
Initial public offering restricted stock awards	9,397	17,355	(45.9)%
Unallocated shared service costs	90,220	122,203	(26.2)%

Operating (loss) income	$(64,261)	$233,834	(127.5)%

(1)	HR BPO net revenues include $113,399 and $244,006 of third party supplier revenues for the year ended September 30, 2006 and 2005, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the unfavorable impact of foreign currency translation of $2 million and the effects of acquisitions of approximately $11 million, increased 2.7% during the year ended September 30, 2006 as compared to the prior year. The growth in revenue was primarily due to an increase in services to new and existing clients and an increase in project work.

Fiscal 2006 operating income as a percentage of Benefits Outsourcing net revenues increased 1.3% as compared to the prior year primarily due to revenue growth, partially offset by increases in compensation and related costs associated with higher performance based compensation and related incentives of $20 million and share-based compensation of $7 million related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS123(R), as well as $6.1 million of severance expense.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation of $2 million increased 3.4% during the year ended September 30, 2006 as compared to the prior year. The growth in revenue was primarily due to contracts that went live within the twelve month period, partially offset by a decrease in revenue related to the termination of a client contract in the prior year.

Fiscal 2006 operating loss as a percentage of HR BPO net revenues increased as a result of the non-cash charges of $172 million for goodwill impairment, $73 million for anticipated losses on certain contracts, $10 million net asset impairment as the result of the termination of a client in the first quarter of fiscal 2006 and $9 million for impairment of long-lived assets. Fiscal 2006 also included higher performance-based compensation and related incentives of $19 million and share-based compensation expense of $7 million related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS123(R). Fiscal 2006 also reflected cost savings from a significant reduction in marginally profitable third party supplier revenue and related expenses. In addition, the year-over-year comparison was favorably impacted by a $10 million customer relationship intangible asset impairment recorded in the prior year.

Consulting

Consulting net revenues increased by 5.0% during the year ended September 30, 2006 as compared to the prior year. Adjusting for foreign currency translation losses of approximately $5 million and the net effects of acquisitions and dispositions of approximately $3 million, Consulting net revenues increased 6.0%. The majority of the increase was driven by increased demand for Benefits Consulting due to higher actuarial consulting and pension administration services as well as Talent and Organization Consulting services, particularly compensation consulting, corporate restructuring and change services. Communication consulting services also grew due to increased support for the implementation and ongoing management of outsourcing programs, as well as increased client demand for communications support of their employee benefit plans.

Fiscal 2006 segment income as a percentage of Consulting net revenues decreased due to higher compensation resulting primarily from $39 million of higher performance based compensation and related incentives in the current year as well as $17 million incremental stock-based compensation this year related to the fiscal 2006 grants of restricted stock awards and the expensing of stock options under SFAS 123(R). These items were partially offset by higher revenues in fiscal 2006.

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

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we have contracts with multiple elements primarily in our Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

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

Contract losses on outsourcing or consulting arrangements are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs, including any remaining deferred contract costs, exceed the estimated total revenues that will be generated by the contract. When a loss is identified, it is first recorded as an impairment of deferred contract costs related to the specific contract, if applicable, with the remaining amount recorded as a loss reserve. Estimates are monitored during the term of the contract and any changes to the estimates are recorded in the period the change is identified and may result in either an additional increase or decrease to the loss reserve.

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

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management subject to annual review by the Compensation and Leadership Committee of the Board of Directors. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after our annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim reporting dates involves judgment, is based on quarterly and annual results as compared to internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable or unbilled work in process to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due or unbilled work in process is not billed. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. A key factor mitigating this risk is our diverse client base. For the years ended September 30, 2007, 2006 and 2005, no single client accounted for more than 10% of our total revenues.

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

Retirement Plans

We provide pension benefits to certain of our employees outside of North America and other postretirement benefits to certain of our employees in North America. The valuation of the funded status and net periodic pension and other postretirement benefit costs are calculated using actuarial assumptions, which are reviewed annually. The assumptions include rates of increases in employee compensation, interest rates used to discount liabilities, the long-term rate of return on plan assets, anticipated future health-care costs, and other assumptions involving demographic factors such as retirement, mortality and turnover. The selection of assumptions is based on both short-term and long-term historical trends and known economic and market conditions at the time of the valuation. The use of different assumptions would have resulted in different measures of the funded status and net periodic pension and other postretirement benefit expenses. Actual results in the future could differ from expected results. We are not able to estimate the probability of actual results differing from expected results, but believe our assumptions are appropriate. Our assumptions are listed in Note16. The most critical assumptions pertain to the plans covering employees outside North America, as these plans are the most significant to our consolidated financial statements.

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

Share-based Compensation

Our employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures on a straight-line basis annually over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer, generally for four years from the grant date.

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

Summary of Cash Flows	Year Ended September 30,
(in thousands)	2007	2006	2005
Cash provided by operating activities	$435,230	$381,018	$338,252
Cash (used in) provided by investing activities	(32,502)	(387,274)	54,203
Cash used in financing activities	(174,579)	(16,660)	(358,520)
Effect of exchange rates on cash and cash equivalents	11,666	3,916	(688)

Net increase (decrease) in cash and cash equivalents	239,815	(19,000)	33,247
Cash and cash equivalents at beginning of year	138,928	157,928	124,681

Cash and cash equivalents at end of year	$378,743	$138,928	$157,928

The Company believes it will be able to meet its cash requirements for operations, anticipated growth and capital expansion. Cash, cash equivalents and short-term investments were $595 million, $449 million and $218 million as of September 30, 2007, 2006 and 2005, respectively. The Company intends to fund working capital requirements, principal and interest payments, acquisitions (if any) and other liabilities with cash provided by operations, to the extent available, supplemented by short-term and long-term borrowing under new and existing credit facilities.

Operating activities: The increase in cash provided by operating activities in fiscal 2007 was primarily due to an increase in cash collected on accounts receivable and proceeds from contracts where revenue is deferred until future periods. These were partially offset by a higher level of performance-based compensation, severance payments, and tax payments, net of refunds. The increase in cash provided by operating activities in fiscal 2006 was primarily due to a lower level of performance-based compensation paid in fiscal 2006 for prior-year results than was paid in the prior year partially offset by a decrease in accounts payable.

Investing activities: The decrease in cash used in investing activities in fiscal 2007 is due to increased proceeds from the sale of short-term investments and a decrease in capital expenditures. These were partially offset by an increase in the purchase of short-term investments and an increase in acquisitions. The short-term investments were utilized to fund the higher performance-based compensation and the Company’s share repurchase program. The increase in cash used in investing activities in fiscal 2006 resulted from approximately $463 million of proceeds received from the sale of short-term investments in the prior year primarily to fund the Company’s share repurchases in 2005 as well as an increase in the purchase of short-term investments in the current year as a result of higher cash balances. These activities were partially offset by lower capital expenditures, primarily on computer equipment in fiscal 2006.

Financing activities: The increase in cash used in financing activities in fiscal 2007 was primarily due to an increase in share repurchases relating to the Company’s share repurchase program, partially offset by an increase in proceeds from the exercise of stock options. The Company repurchased approximately 6.1 million of its outstanding shares at an average price of $30.24, for a total of approximately $183.6 million, during the fiscal year. The decrease in cash used in financing activities in fiscal 2006 was primarily due to the higher share repurchases in the prior year as a result of the Company’s share repurchase program and tender offer in the first half of 2005, offset in part by higher net repayments of short-term borrowings and other debt in the current year.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and for the foreseeable future.

At September 30, 2007 the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of September 30, 2007 was approximately $229.2 million. Additional information on the Company’s borrowings and available credit is included in Note 10 and Note 11 to the consolidated financial statements.

Contractual Obligations

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and other long-term liabilities. The following table shows the minimum payments required under existing agreements which have initial or remaining non-cancelable terms in excess of one year as of September 30, 2007.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2008	2009- 2010	2011- 2012	Thereafter
	(in millions)
Operating leases (1)	$723	$95	$169	$142	$317

Capital leases (2):
Principal	73	5	11	14	43
Interest	29	5	9	7	8

	102	10	20	21	51

Debt (3):
Principal	215	49	26	140	—
Interest	13	5	7	1	—

	228	54	33	141	—

Purchase commitments (4)	168	67	90	8	3

Other long-term obligations (5)	72	8	16	10	38

Total contractual obligations	$1,293	$234	$328	$322	$409

(1)	We have various third party operating leases for office space, furniture and equipment such as copiers, servers and disk drives with terms ranging from one to twenty years. Refer to Note 12 to the consolidated financial statements for additional information on operating leases.
(2)	We have various telecommunications equipment installment notes under capital lease which are payable over three to five years and are secured by the related equipment. Refer to Note 12 to the consolidated financial statements for additional information on capital leases.
(3)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. Convertible debt is included at its face value. The amounts include interest on both fixed and variable interest rate debt. The current rate as of September 30, 2007 is assumed for the variable rate debt. See Note 10 and Note 11 to the consolidated financial statements for additional information regarding our debt.
(4)	Purchase commitments include, among other things, telecommunication usage, software licenses, consulting services and insurance coverage obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.
(5)	Other long-term obligations consist primarily of payments for pension plans, post retirement benefit plans, and other long-term obligations. As part of our merger with Exult, we acquired certain software licenses for resale totaling approximately $11 million under a long-term arrangement which requires periodic payments through June 2009.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, we may initiate a foreign currency management program involving the uses of financial derivatives in the future should business conditions require. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2007, we were not a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term investments and variable interest rate debt.

Our portfolio of cash and cash equivalents and short-term investments is designed for safety of principal and liquidity. We invest in highly rated money market investments and debt securities and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. The investment portfolio consists primarily of fixed income securities such as commercial paper, corporate notes, asset-backed securities, U.S. treasuries and agencies and auction rate municipal bonds. Our portfolio earned interest at an average rate of 5.76% during the year ended September 30, 2007. A one percentage point change would have impacted our interest income by approximately $4.1 million for the year ended September 30, 2007.

Our short-term debt with a variable rate consists of our unsecured lines of credit and a term credit loan facility. Our variable interest rate debt had an effective interest rate of 5.74% during the year ended September 30, 2007. A one percentage point increase would have increased our interest expense related to all outstanding variable rate debt, by approximately $0.5 million for the year ended September 30, 2007.

Foreign exchange risk

For the year ended September 30, 2007, revenues from U.S. operations as a percent of total revenues were approximately 76%. Unrealized foreign currency translation gains were $49.8 million for the year ended September 30, 2007, and were primarily due to the changes in the value of the British pound sterling relative to the U.S. dollar over the prior year. We have not entered into any foreign currency derivative transactions.

Operating in international markets means that we are exposed to movements in foreign exchange rates, primarily the British pound sterling and more recently, the Canadian dollar and the Indian rupee. Approximately 12% of our net revenues for the year ended September 30, 2007, were from the United Kingdom. Approximately 5% of our net revenues for the year ended September 30, 2007, were from Canada. Changes in these foreign exchange rates can have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the year ended September 30, 2007, would have impacted our operating loss by approximately $8.5 million for the year ended September 30, 2007. In recent years, the Company has utilized India as a back office support location for both technology infrastructure and in some limited cases customer call center activities. A 10% change in the average exchange rate for the Indian rupee for the year ended September 30, 2007, would have impacted our operating loss by approximately $4.5 million for the year ended September 30, 2007. A 10% change in the average exchange rate for the Canadian dollar would have impacted our operating loss by approximately $0.1 million for the year ended September 30, 2007.

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

As required under this Item 9A, the management report titled “Management’s Assessment of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” appear on pages 42 and 43 of this Annual Report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

The Company has no information to report pursuant to Item 9B.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Proxy Statement under the headings “Election of Directors”, “Directors and Officers” and “Corporate Governance” (hereby incorporated by reference) for this information.

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

Item 13.	Certain Relationships, Related Transactions and Director Independence

There were no transactions with related persons requiring disclosure during this period. Reference is made to the Proxy Statement under the heading “Director Independence” (hereby incorporated by reference) for information related to director independence.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Proxy Statement under the heading “Audit Fees” (hereby incorporated by reference) for this information.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The financial statements listed on the Index to Financial Statements (page 41) are filed as part of this Annual Report.

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 87 through 89) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

	By:	/s/ JOHN J. PARK
John J. Park
Chief Financial Officer
(Principal financial and accounting officer)

	Date:	November 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of November 2007:

/s/ RUSSELL P. FRADIN		/s/ MICHELE M. HUNT
Russell P. Fradin		Michele M. Hunt
Chairman and Chief Executive Officer		Director
(Principal executive officer)

/s/ JOHN J. PARK		/s/ ALEX J. MANDL
John J. Park		Alex J. Mandl
Chief Financial Officer		Director
(Principal financial and accounting officer)

/s/ STEVEN A. DENNING		/s/ CARY D. McMILLAN
Steven A. Denning		Cary D. McMillan
Director		Director

/s/ CHERYL A. FRANCIS		/s/ THOMAS J. NEFF
Cheryl A. Francis		Thomas J. Neff
Director		Director

/s/ JULIE S. GORDON		/s/ STEVEN P. STANBROOK
Julie S. Gordon		Steven P. Stanbrook
Director		Director

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment using those criteria, as of September 30, 2007, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended September 30, 2007, 2006 and 2005 and the Company’s internal control over financial reporting as of September 30, 2007. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

HEWITT ASSOCIATES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited Hewitt Associates, Inc.’s (the Company) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewitt Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hewitt Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Hewitt Associates, Inc. as of September 30, 2007 and 2006, and for each of the three years in the period ended September 30, 2007, and our report dated November 12, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
November 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hewitt Associates, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) during the first quarter of fiscal 2006 and SFAS No. 158 effective September 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewitt Associates, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
November 12, 2007

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	September 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$378,743	$138,928
Short-term investments	216,726	310,527
Client receivables and unbilled work in process, less allowances of $18,933 and $25,333 at September 30, 2007 and 2006, respectively	632,011	622,270
Prepaid expenses and other current assets	86,683	72,986
Funds held for clients	133,163	83,026
Deferred income taxes, net	32,533	17,096

Total current assets	1,479,859	1,244,833

Non-Current Assets:
Deferred contract costs	372,363	289,654
Property and equipment, net	355,907	411,205
Other intangible assets, net	196,133	242,108
Goodwill	319,314	544,922
Other non-current assets, net	31,962	34,956

Total non-current assets	1,275,679	1,522,845

Total Assets	$2,755,538	$2,767,678

LIABILITIES

Current Liabilities:
Accounts payable	$21,304	$31,256
Accrued expenses	212,097	194,736
Funds held for clients	133,163	83,026
Advanced billings to clients	170,131	176,563
Accrued compensation and benefits	353,265	263,143
Short-term debt	30,369	32,246
Current portion of long-term debt and capital lease obligations	24,222	34,742

Total current liabilities	944,551	815,712

Non-Current Liabilities:
Deferred contract revenues	271,359	193,638
Debt and capital lease obligations, less current portion	233,465	254,852
Other non-current liabilities	165,264	148,794
Deferred income taxes, net	102,887	98,313

Total non-current liabilities	772,975	695,597

Total Liabilities	$1,717,526	$1,511,309

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	September 30,
	2007	2006
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 127,672,253 and 124,932,189 shares issued, 107,126,309 and 110,822,409 shares outstanding, as of September 30, 2007 and 2006, respectively	$1,277	$1,249
Additional paid-in capital	1,472,409	1,368,189
Cost of common stock in treasury, 20,545,944 and 14,109,780 shares of Class A common stock as of September 30, 2007 and 2006, respectively	(597,200)	(401,365)
Retained earnings	38,144	213,224
Accumulated other comprehensive income, net	123,382	75,072

Total stockholders’ equity	1,038,012	1,256,369

Total Liabilities and Stockholders’ Equity	$2,755,538	$2,767,678

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share and per share amounts)

	Year Ended September 30,
	2007	2006	2005
Revenues:
Revenues before reimbursements (net revenues)	$2,921,076	$2,788,722	$2,831,507
Reimbursements	69,250	68,439	58,143

Total revenues	2,990,326	2,857,161	2,889,650

Operating expenses:
Compensation and related expenses	1,906,158	1,799,743	1,646,304
Goodwill and asset impairment	326,615	255,873	9,615
Reimbursable expenses	69,250	68,439	58,143
Other operating expenses	636,698	642,803	781,579
Selling, general and administrative expenses	194,572	154,564	160,175

Total operating expenses	3,133,293	2,921,422	2,655,816

Operating (loss) income	(142,967)	(64,261)	233,834

Other income (expense), net	18,249	4,691	(13,319)

(Loss) income before income taxes	(124,718)	(59,570)	220,515

Provision for income taxes	50,362	56,368	85,783

Net (loss) income	$(175,080)	$(115,938)	$134,732

(Loss) earnings per share:
Basic	$(1.62)	$(1.08)	$1.21
Diluted	$(1.62)	$(1.08)	$1.19

Weighted average shares:
Basic	107,866,281	107,642,383	111,340,261
Diluted	107,866,281	107,642,383	113,105,722

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except for share and per share amounts)

	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in	Treasury Stock, at Cost		Retained Earnings	Unearned	Other Accumulated Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Compensation	Income (Loss)	Total
Balance at September 30, 2004	32,480,669	$325	61,707,114	$617	4,391,862	$44	118,363	$2,166	$633,934	526,518	$(13,414)	$194,430	$(27,799)	$69,050	$859,353

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	134,732	—	—	134,732
Other comprehensive income:
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,397)	(2,397)
Unrealized losses on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	(135)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	3,270	3,270

Total other comprehensive income														738
Total comprehensive income															135,470
Acquisition of Exult	22,159,921	222	—	—	—	—	—	—	653,162	—	—	—	(2,014)	—	651,370
Acquisition of Exult Warrant	—	—	—	—	—	—	—	—	973	—	—	—	—	—	973
Acquisition of Exult – issuance of restricted stock	689,823	7	—	—	—	—	15,386	412	18,492	—	—	—	(18,911)	—	—
Restricted stock award grant	3,200	—	—	—	—	—	2,000	54	79	—	—	—	(133)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	25,895	—	25,895
Tax benefits from stock plans	—	—	—	—	—	—	—	—	3,353	—	—	—	—	—	3,353
Restricted stock unit vesting	37,946	—	—	—	—	—	(37,946)	(703)	703	—	—	—	—	—	—
Purchase of Class A common shares for treasury	3,681,872	37	(3,681,872)	(37)	—	—	—	—	—	12,987,877	(375,224)	—	—	—	(375,224)
Issuance of Class A common shares:
Employee stock options	445,528	4	—	—	—	—	—	—	9,859	—	—	—	—	—	9,863
Outside Directors	13,932	—	—	—	—	—	10,908	320	430	—	—	—	(446)	—	304
Rule 144 share conversions and other share conversions	13,694,794	137	(12,843,393)	(128)	(851,401)	(9)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(236,725)	(2)	—	—	—	—	(9,744)	(214)	(5,866)	—	—	—	6,082	—	—

Balance at September 30, 2005	72,970,960	730	45,181,849	452	3,540,461	35	98,967	2,035	1,315,119	13,514,395	(388,638)	329,162	(17,326)	$69,788	1,311,357

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except for share and per share amounts)

	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in	Treasury Stock, at Cost		Retained Earnings	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Compensation	Income (Loss)	Total
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(115,938)	—	—	(115,938)
Other comprehensive income:
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,397	2,397
Unrealized gains on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	127	127
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	2,760	2,760

Total other compre- hensive income														5,284
Total comprehensive loss															(110,654)
Restricted stock award grant	2,750,481	28	—	—	—	—	—	—	(28)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	55,126	—	—	—	—	—	55,126
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—	(119)	—	—	—	—	—	(119)
Tax benefits from stock plans	—	—	—	—	—	—	—	—	(1,151)	—	—	—	—	—	(1,151)
Restricted stock unit vesting	121,520	1	—	—	—	—	—	—	(1)	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	595,385	(12,727)	—	—	—	(12,727)
Issuance of Class A common shares:
Employee stock options	647,740	6	—	—	—	—	—	—	14,531	—	—	—	—	—	14,537
Outside Directors	17,089	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Rule 144 share conversions and other share conversions	48,722,310	487	(45,181,849)	(452)	(3,540,461)	(35)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(297,911)	(3)	—	—	—	—	—	—	—	—	—	—	—	—	(3)
Adoption of SFAS 123(R) – Adjustment to remove restricted stock units and unearned compensation	—	—	—	—	—	—	(98,967)	(2,035)	(15,288)	—	—	—	17,326	—	3

Balance at September 30, 2006	124,932,189	1,249	—	—	—	—	—	—	1,368,189	14,109,780	(401,365)	213,224	—	75,072	1,256,369

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(175,080)	—	—	(175,080)
Other comprehensive income:
Unrealized gains on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	49,827	49,827

Total other compre- hensive income														49,835
Total comprehensive loss															(125,245)
Stock-based compensation expense	—	—	—	—	—	—	—	—	40,925	—	—	—	—	—	40,925
Tax benefits from stock plans	—	—	—	—	—	—	—	—	9,140	—	—	—	—	—	9,140
Restricted stock unit vesting	613,678	6	—	—	—	—	—	—	(6)	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	6,436,164	(195,835)	—	—	—	(195,835)
Issuance of Class A common shares:
Employee stock options	2,377,618	24	—	—	—	—	—	—	54,159	—	—	—	—	—	54,183
Outside Directors	3,508	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(254,740)	(2)	—	—	—	—	—	—	2	—	—	—	—	—	—
Adoption of SFAS 158 (net of tax)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,525)	(1,525)

Balance at September 30, 2007	127,672,253	$1,277	—	$—	—	$—	—	$—	$1,472,409	20,545,944	$(597,200)	$38,144	$—	$123,382	$1,038,012

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(175,080)	$(115,938)	$134,732
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	190,393	166,603	166,089
Goodwill and asset impairment	326,615	255,873	9,615
Share-based compensation	40,937	55,007	26,199
Deferred income taxes	(19,147)	17,906	75,260
Gain on contribution of business	—	(7,127)	—
Gain on sale of investment	(5,982)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	13,342	(14,634)	11,678
Prepaid expenses and other current assets	(4,581)	21,072	(1,834)
Deferred contract costs	(143,619)	(170,309)	(147,545)
Other assets	(5,102)	1,244	(7,349)
Accounts payable	(11,183)	(27,324)	14,545
Accrued compensation and benefits	82,024	89,864	(73,800)
Accrued expenses	30,842	2,513	3,441
Advanced billings to clients	(7,525)	18,361	43,817
Deferred contract revenues	111,930	95,189	64,884
Other long-term liabilities	11,366	(7,282)	18,520

Net cash provided by operating activities	435,230	381,018	338,252
Cash flows from investing activities:
Purchases of short-term investments	(400,794)	(356,365)	(224,742)
Proceeds from sales of investments	502,331	105,678	462,951
Additions to property and equipment	(88,477)	(129,936)	(177,280)
Cash paid for acquisitions and transaction costs, net of cash acquired	(45,562)	(6,651)	(6,726)

Net cash (used in) provided by investing activities	(32,502)	(387,274)	54,203

Cash flows from financing activities:
Proceeds from the exercise of stock options	54,183	14,537	9,863
Excess tax benefits from share-based payment compensation	4,912	1,084	—
Short-term borrowings	103,771	140,154	129,048
Repayments of short-term borrowings, capital leases and long-term debt	(141,610)	(159,708)	(122,207)
Purchase of Class A common shares for treasury	(195,835)	(12,727)	(375,224)

Net cash used in financing activities	(174,579)	(16,660)	(358,520)

Effect of exchange rate changes on cash and cash equivalents	11,666	3,916	(688)

Net increase (decrease) in cash and cash equivalents	239,815	(19,000)	33,247

Cash and cash equivalents, beginning of year	138,928	157,928	124,681

Cash and cash equivalents, end of year	$378,743	$138,928	$157,928

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2007, 2006 and 2005

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

The Company’s outsourcing contracts typically have three to five year terms for benefits services and seven to ten year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period the related ongoing service revenues are recognized. Services provided outside the scope of the Company’s outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

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

During fiscal 2007, the Company recorded a $10,146 pre-tax non-cash charge related to certain European Benefits Outsourcing contracts. This charge is reflected as a $3,140 impairment of deferred contract costs and a $7,006 loss reserve provision included in compensation and related expenses.

During fiscal 2006, the Company recorded a $72,641 pre-tax non-cash charge related to certain HR BPO contracts resulting from higher than expected implementation and future ongoing costs to be incurred over the life of the contract. This charge was reflected as a $61,614 impairment of deferred contract costs and a $11,027 loss reserve provision included in compensation and related expenses.

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts with multiple elements primarily in its Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis,

•	There is objective and reliable evidence of the fair value of the undelivered items, and

•

The arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

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

The Company considers the criteria established by EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the delivery of services, changes to the delivered product, performs part of the service delivered, has discretion on vendor selection, or bears credit risk.

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

Deferred Contract Costs and Deferred Contract Revenues

For long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or creating customizations of systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting; specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from our clients either up-front or over the ongoing services period in the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded if necessary and any remaining deferred implementation revenues and costs would then be recognized into earnings through the termination date.

Performance-Based Compensation

The Company’s compensation program includes a performance-based component that is determined by management subject to annual review by the Compensation and Leadership Committee of the Board of Directors. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after the Company’s annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim dates involves judgment, is based on quarterly and annual results as compared to internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

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

Foreign Currency Translation

The Company’s foreign operations use local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign exchange transactions are recorded in earnings within other income (expense), net. Expense totaled $3,589 and $94 in fiscal 2007 and 2006, respectively and income totaled $447 in fiscal 2005.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables and unbilled work in process. Hewitt invests its cash equivalents in the highest rated money market and similar investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no client makes up a significant portion of the Company’s billings. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories, and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2007, 2006 and 2005, no single client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities and client receivables are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. As of September 30, 2007 and 2006, the carrying value of the Company’s fixed rate unsecured senior term notes was $70,000 and $98,000, respectively, and the fair value was estimated to be approximately $74,955 and $105,194, respectively. The estimate of fair value was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities. At September 30, 2007 and 2006, the carrying value of the Company’s unsecured convertible senior notes with a face value of $110,000 was $106,080 and $104,805, respectively, and the fair value was estimated to be $106,563 and $102,850, respectively based on the current market value of this publicly traded security.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased. At September 30, 2007 and 2006, cash and cash equivalents included cash in checking and money market accounts as well as corporate tax-advantaged money market investments maturing in 90 days or less. At September 30, 2007, $803 of the Company’s cash was restricted in connection with a prior year acquisition. The restricted cash will be paid out under the terms of an Escrow Agreement and no later than October 30, 2008.

Funds Held for Clients

Some of the Company’s outsourcing agreements require the Company to hold funds on behalf of clients. Funds held on behalf of clients are segregated from Hewitt corporate funds. There is usually a short period of time between when we receive funds and when we pay obligations on behalf of clients.

Short-term Investments

Short-term investments include marketable equity and debt securities that are classified as available-for-sale and recorded at fair value. Marketable debt securities include auction rate securities with contractual maturities of up to 30 years. The auction rate securities have interest re-set dates that occur every 28-30 days or less and can be actively marketed at ongoing auctions that occur every 28-30 days or less. Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses are reported in other income (expense), net on the consolidated statements of operations.

Client Receivables and Unbilled Work in Process

The Company periodically evaluates the collectibility of its client receivables and unbilled work in process based on a combination of factors. In circumstances where the Company becomes aware of a specific client’s difficulty in meeting its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or to others), the Company records an allowance for doubtful accounts to reduce the client receivable or unbilled work in process to what the Company reasonably believes will be collected. For all other clients, the Company recognizes an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due or unbilled work in process is not billed. Facts and circumstances may change that would require the

Company to alter its estimates of the collectibility of client receivables and unbilled work in process. Accounts are written off against the allowance when the Company determines that the receivable will not be collected.

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

Software Development Costs

Software development costs for software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Costs capitalized in accordance with SOP 98-1 are included in deferred contract costs in the consolidated balance sheet. The Company amortizes the software costs over periods ranging from three to five years.

Costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use are capitalized.

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators of impairment arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Amortization of the Company’s definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Trademarks and tradenames	3 to 10 years
Core technology	10 years
Customer relationships	10 to 30 years

Share-Based Compensation

On October 1, 2005 the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method. Upon the adoption of SFAS 123(R), the Company recognized an immaterial one-time gain in compensation and related expenses related to the requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. The Company has also elected to recognize the compensation cost of all share-based awards other than those with performance conditions on a straight-line basis over the vesting period of the award. Compensation cost of all share-based awards with performance conditions are recognized on a straight-line basis over the requisite service period or the implicit service period if it is probable that the performance conditions will be met. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer based on vesting dates.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal year 2009). The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its consolidated financials statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB)No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The adoption of SAB No. 108, effective September 30, 2007, did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (our fiscal year 2007); the measurement requirements are effective for fiscal years ending after December 15, 2008 (our fiscal year 2009). The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of September 30, 2007. Adoption of SFAS No. 158 resulted in a decrease to accumulated other comprehensive income of approximately $1,525, net of $1,202 deferred income tax.

The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on our consolidated balance sheet at September 30, 2007:

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	After Application of SFAS No. 158
Current assets – deferred income taxes, net	$31,795	$738	$32,533
Other non-current liabilities	162,537	2,727	165,264
Non-current liabilities – deferred income taxes, net	103,351	(464)	102,887
Accumulated other comprehensive income, net	124,907	(1,525)	123,382

For further discussion on our retirement plans, see Note 16.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period.

The Company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period. The Company is required to apply the provisions of EITF 06-2 at the beginning of fiscal year 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The Company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The prior year Statement of Cash Flows reflects the inclusion of amortization of deferred contract revenues and costs as well as asset impairments within Adjustments to reconcile net (loss) income to net cash provided by operating activities, with the corresponding offset within Changes in operating assets and liabilities. In addition, as discussed in Note 23, segment results for 2006 have been recast to conform to the 2007 presentation.

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

In July 2006, the Company’s Class B stockholders who were parties to a Stockholders’ Agreement agreed to terminate that agreement which provided for, among other things, block voting of Class B common stock. In connection with the termination of the Stockholders’ Agreement, effective July 31, 2006 an aggregate of 34,703,814 shares of Class B common stock and 2,892,943 shares of Class C common stock were converted into an aggregate of 37,596,757 shares of Class A common stock. As a result, effective that date, the Company had no Class B or Class C shares outstanding. Prior to that date, each share of the Company’s Class B and Class C common stock was convertible into Class A common stock on a one-for-one basis, subject to certain restrictions, and has been included in both basic and diluted outstanding shares for the year ended September 30, 2005. The Company has amended its Certificate of Incorporation to eliminate the Class B and Class C common stock.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Year Ended September 30,
	2007	2006	2005
Net (loss) income as reported	$(175,080)	$(115,938)	$134,732

Weighted average number of common stock for basic	107,866,281	107,642,383	111,340,261

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	—	—	687,104
Unexercised in-the-money stock options	—	—	1,078,357

Weighted average number of common stock for diluted	107,866,281	107,642,383	113,105,722

Earnings per share – basic	$(1.62)	$(1.08)	$1.21
Earnings per share – diluted	$(1.62)	$(1.08)	$1.19

During fiscal 2007 and 2006, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock awards and unexercised in-the-money stock options were antidilutive for these years and were not included in the computation of diluted weighted average shares.

Debt securities convertible into 1,870,748 weighted average shares of Class A common stock were outstanding in the years ended September 30, 2007, 2006 and 2005, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive, as the effect of the assumed discontinuation of interest expense, net of tax would be greater than the addition of assumed converted shares. Warrants to purchase 200,000 weighted average shares of Class A common stock, which the Company assumed in the 2005 merger with Exult, Inc. (“Exult”), were outstanding in the years ended September 30, 2007, 2006 and 2005, but were not included in the computation of diluted earnings per share because the exercise price of the warrants, which is formula based with a minimum price of $37.75 per share, was greater than the average market price of the Class A common stock. Stock options to purchase 888,494 weighted average shares in 2007, 9,822,136 weighted average shares in 2006 and 958,995 weighted average shares in 2005 of Class A common stock, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Class A common stock.

4.	Acquisitions and Dispositions

The Company continually assesses strategic acquisitions to complement its current business or to expand related services. During fiscal 2007, 2006 and 2005, the Company completed the following acquisitions and dispositions:

2007 Acquisitions

RealLife HR Acquisition

On September 4, 2007, the Company purchased 100% of the outstanding shares of RealLife HR (“RealLife”) for $42,000. The purchase price was paid in cash with $4,000 of the consideration paid to an Escrow Fund to be utilized to settle purchase price adjustments. RealLife is a health and welfare administration firm located in the U.S. RealLife historically has focused on outsourcing services for middle market entities. The Company has made preliminary purchase price allocations resulting in goodwill of approximately $30,859 being recorded in the Benefits Outsourcing segment and anticipates finalizing the purchase price allocations within one year of the acquisition date. The results of operations for RealLife have been included in the Consolidated Statements of Operations since its acquisition.

2006 Acquisitions and Dispositions

On September 20, 2006, the Company purchased 100% of the outstanding shares of an analytical consultancy business focused on pay and benefits benchmarking in Sweden for approximately $6,400. The purchase price is subject to certain contingent payments of approximately $835, held as restricted cash, if the acquired entity achieves specific operating targets. Payments will be made no later than October 30, 2008 and will be accounted for as additional purchase price. In September 2006, the Company made the initial scheduled escrow payment of approximately $140.

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

5.	Short-Term Investments

As of September 30, 2007 and 2006, short-term investments are comprised of available-for-sale securities as follows:

	September 30, 2007		September 30, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes	$—	$—	$1,000	$1,001
Asset-backed securities	—	—	1,063	1,057
U.S. Treasuries and Agencies	—	—	997	994
Auction rate municipal bonds	216,726	216,726	307,475	307,475

Total	$216,726	$216,726	$310,535	$310,527

Based on the contractual maturities of the available-for-sale debt securities as of September 30, 2007 and 2006, the amortized cost and estimated fair market value of the securities were as follows:

	September 30, 2007		September 30, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Short-term investments:
Due in less than one year	$—	$—	$2,046	$2,043
Due after one year through five years	—	—	6,014	6,009
Due after five years through ten years	5,000	5,000	5,000	5,000
Due after ten years	211,726	211,726	297,475	297,475

Total	$216,726	$216,726	$310,535	$310,527

As of September 30, 2007, there were no gross unrealized holding gains and losses.

6.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at September 30, 2007 and 2006, consisted of the following:

	2007	2006
Client receivables	$401,282	$408,638
Unbilled work in process	230,729	213,632

	$632,011	$622,270

As of September 30, 2007 and 2006, $4,552 and $10,498, respectively, of long-term unbilled work in process is classified within other non-current assets, net.

The activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2007, 2006 and 2005, consisted of the following:

	2007	2006	2005
Balance at beginning of year	$25,333	$23,922	$21,732
Increase in allowances	8,667	8,360	15,157
Use of allowances	(15,067)	(6,949)	(12,967)

Balance at end of year	$18,933	$25,333	$23,922

7.	Property and Equipment

As of September 30, 2007 and 2006, net property and equipment, which includes assets under capital leases, consisted of the following:

	2007	2006
Property and equipment:
Buildings	$93,930	$93,397
Capitalized software	311,741	340,613
Computer equipment	283,888	347,081
Telecommunications equipment	136,418	136,086
Furniture and equipment	148,088	134,305
Leasehold improvements	160,354	142,594

Total property and equipment	1,134,419	1,194,076
Less accumulated depreciation and amortization	(778,512)	(782,871)

Balance at end of year	$355,907	$411,205

As of September 30, 2007 and 2006, buildings under capital leases were $88,944.

Long-lived assets with definite useful lives are depreciated or amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the years ended September 30, 2007 and 2006, the Company evaluated certain long-lived assets for impairment. For the years ended September 30, 2007 and 2006, the Company recorded $13,645 and $5,718, respectively, of non-cash charges related to the impairment of capitalized software, shown within goodwill and asset impairment in the accompanying consolidated statements of operations and is reflected as a decrease to the gross carrying value of the asset. Fiscal 2007 impairment charges were recorded within the HR BPO, Benefits Outsourcing, and Consulting segment results in the amounts of $9,521, $3,237, and $887, respectively. Fiscal 2006 impairment charges were recorded within the HR BPO segment results. The impairment charges were primarily due to lower than expected utilization of certain assets. Fair value was calculated using estimated discounted future cash flows and a third-party valuation firm.

For the years ended September 30, 2007, 2006 and 2005, the Company recognized depreciation and amortization expense on its property and equipment, which includes assets under capital leases, of $135,700, $124,240 and $124,372, respectively. The Company recognized $8,166 of accelerated depreciation related to the leased real estate restructuring activities. Refer to Note 15 for a discussion on leased real estate restructuring activities.

8.	Goodwill and Other Intangible Assets

In conformity with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment annually or whenever indicators of impairment arise.

During the fourth quarter of fiscal 2007, the Company performed its annual impairment review of goodwill. This review resulted in an impairment charge of $279,843 related to the HR BPO segment recorded as a component of operating results in the accompanying consolidated statements of operations, due to reduced growth expectations for the overall business, partially due to a revised strategy. The reduced growth expectations were driven by a reduction in the likely number of future engagements and reduced contract value of each engagement, as we focus on identifying potential customers seeking a more standardized set of platforms and services. The impairment charge is non-cash in nature. The Company engaged a third-party valuation firm to assist in determining the fair value of the reporting unit. The valuation was based on estimates of future cash flows developed by management. In determining the amount of goodwill impairment, the Company also used the outside valuation firm to assist in valuing the significant intangible assets of the reporting unit.

During fiscal 2006, the Company performed an interim impairment review of goodwill allocated to its HR BPO segment. This review was triggered by lower than expected performance of some of the Company’s HR BPO contracts. This review resulted in a charge of $172,000 recorded as a component of operating results in the accompanying consolidated statements of operations. The impairment charge was non-cash in nature. The Company engaged a third-party valuation firm to assist in determining the fair value of the reporting unit. The valuation was based on estimates of future cash flows developed by management. In determining the amount of goodwill impairment, the Company also used the outside valuation firm to assist in valuing the significant intangible assets of the reporting unit. During the year ended September 30, 2005, no goodwill impairments were recognized.

The following is a summary of changes in the carrying amount of goodwill for the year ended September 30, 2007 and 2006:

	Benefits Outsourcing	HR BPO	Consulting	Total
Balance at September 30, 2005	$8,563	$439,938	$245,869	$694,370
Additions	408	—	6,094	6,502
Adjustment and reclassifications	7,680	(3,737)	(7,680)	(3,737)
Impairment	—	(172,000)	—	(172,000)
Effect of changes in foreign exchange rates	88	4,747	14,952	19,787

Balance at September 30, 2006	16,739	268,948	259,235	544,922
Additions	30,859	—	3,009	33,868
Adjustment and reclassifications	—	—	(12,977)	(12,977)
Impairment	—	(279,843)	—	(279,843)
Effect of changes in foreign exchange rates	782	10,895	21,667	33,344

Balance at September 30, 2007	$48,380	$—	$270,934	$319,314

The additions to goodwill during the year ended September 30, 2007 primarily related to the acquisition of a benefits management services provider (Note 4) within the Benefits Outsourcing segment. The adjustments and reclassifications to goodwill during the year ended September 30, 2007 primarily related to a previously unclaimed tax benefit for share-based compensation relating to a prior year acquisition within the Consulting segment.

The additions to goodwill during the year ended September 30, 2006 primarily related to the finalization of the opening balance sheet for an acquisition within the Benefits Outsourcing segment which occurred in the fourth quarter of fiscal 2005 and an acquisition within the Consulting segment which occurred in the fourth quarter of fiscal 2006.

The adjustments and reclassifications to goodwill during the year ended September 30, 2006 related to the increase of deferred tax assets associated with an acquisition (Note 20) and the Company’s decision to shift management oversight for an acquired business into the Benefits Outsourcing segment (Note 23).

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the year ended September 30, 2007, the Company evaluated certain intangible assets related to the HR BPO and Benefits Outsourcing segments for impairment. For the year ended September 30, 2007, the Company recorded $20,879 of non-cash charges in the HR BPO segment results and $4,395 of non-cash charges in the Benefits Outsourcing results, shown within goodwill and asset impairment in the accompanying consolidated statements of operations and reflected as a decrease to the gross carrying value of the assets. The impairment charge in the HR BPO segment primarily related to the impairment of core technology of $18,501, primarily due to lower than expected utilization of the assets, and also customer relationships of $2,028, primarily due to lower then expected future cash flows. The impairment charge in the Benefits Outsourcing segment primarily related to the impairment of customer relationships of $3,957, mostly due to lower than expected future cash flows. Fair value was determined using estimated discounted future cash flows and a third-party valuation firm.

During the year ended September 30, 2006, the Company evaluated certain intangible assets related to the HR BPO segment for impairment. For the year ended September 30, 2006, $1,705 of non-cash charges were recorded in the HR BPO segment results and shown within goodwill and asset impairment in the accompanying consolidated statements of operations and is reflected as a decrease to the gross carrying value of the asset. The impairment charges are primarily due to changes in customer contract provisions. Fair value was determined using estimated discounted future cash flows.

The following is a summary of intangible assets at September 30, 2007 and 2006:

	September 30, 2007			September 30, 2006
Definite useful life assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$15,548	$14,498	$1,050	$14,870	$11,647	$3,223
Core technology	25,499	12,572	12,927	45,309	9,273	36,036
Customer relationships	256,024	73,868	182,156	245,780	42,931	202,849

Total	$297,071	$100,938	$196,133	$305,959	$63,851	$242,108

Amortization expense related to definite-lived intangible assets for the years ended September 30, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Trademarks and tradenames	$1,895	$2,694	$2,840
Core technology	4,271	4,824	4,434
Customer relationships	27,492	17,222	18,036

Total	$33,658	$24,740	$25,310

Applying current foreign exchange rates, estimated amortization expense related to intangible assets with definite lives at September 30, 2007, for each of the years in the five-year period ending September 30, 2012 and thereafter is as follows:

Total
Fiscal year ending:
2008	$25,981
2009	15,567
2010	15,388
2011	15,352
2012	14,945
2013 and thereafter	108,900

Total	$196,133

9.	Other Non-Current Assets, Net

As of September 30, 2007 and 2006, other non-current assets, net, consisted of the following:

	2007	2006
Other non-current assets, net:
Long-term unbilled work in process	$4,552	$10,498
Prepaid long-term interest and service contracts	1,194	7,476
Investments in affiliated companies	20,017	16,982
Prepaid pension asset	6,199	—

Other non-current assets, net	$31,962	$34,956

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

Effective September 30, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans. As a result of adopting SFAS No. 158, the Company has aggregated all its over-funded retirement plans and classified the amount at September 30, 2007 as a non-current asset within the accompanying consolidated balance sheets. Prior to adoption, the over-funded amounts were included with pension liabilities within other non-current liabilities. For further discussion on our retirement plans and adoption of SFAS No. 158, see Note 1 and Note 16.

10.	Short-Term Debt

As of September 30, 2007 and 2006, the Company had short-term debt outstanding of $30,369 and $32,246, respectively consisting of borrowings on unsecured lines of credit.

Unsecured lines of credit

As part of the 2005 merger with Exult, the Company assumed a domestic unsecured revolving line of credit facility which provided for borrowings up to $25,000 and expired on July 31, 2005. Borrowings under the facility accrued interest at LIBOR plus 212.5 basis points or a base rate. On January 25, 2005, the Company replaced the facility with a $25,000 unsecured revolving line of credit facility which provides for borrowings up to $25,000 expiring on October 1, 2007. Borrowings under this facility accrue interest at LIBOR plus 52.5-72.5 basis points or a base rate. On September 26, 2007, the Company replaced the facility with a $19,500 unsecured revolving line of credit facility which provides for borrowings up to $19,500 expiring on September 30, 2008. Borrowings under this facility accrue interest at LIBOR plus 30.0-60.0 basis points or a base rate. The Company had borrowings of $13,345 and $19,559 accruing interest at a weighted average rate of 6.866% and 6.41% at September 30, 2007 and 2006, respectively.

On May 23, 2005, the Company entered into a five-year credit facility, with a six-bank syndicate, that provides for borrowings up to $200,000. This facility replaced a three-year facility that was scheduled to expire on September 27, 2005. Borrowings under the new facility accrue interest at LIBOR plus 30-60 basis points or the prime rate, at our option. Borrowings are repayable upon demand or at expiration of the facility on May 23, 2010. Quarterly facility fees ranging from 7.5-15 basis points are charged on the average daily commitment under the facility. At September 30, 2007 and 2006, there were no borrowings outstanding against the new facility.

Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, had an unsecured British pound sterling line of credit. In July 2005 the line of credit was amended and extended to allow for borrowings up to £5,000 until the expiration of the facility on July 31, 2006. The agreement was amended in July 2006 to extend the facility to October 31, 2006, all terms remained unchanged. The expiration for this facility has been extended to October 30, 2007. This facility expired on October 30, 2007 and the Company is in the process of extending the facility. The interest rate for this facility is LIBOR plus 87.5 basis points. As of September 30, 2007 and 2006, the interest rates on the line of credit were 7.069% and 5.775%, respectively, and there was no outstanding balance at either date.

The Company has a contract with a lender to guarantee borrowings of its subsidiaries up to $20,500 in multiple currency loans and letters of credit. There is no fixed termination date on this contract. This contract allows the Company’s foreign subsidiaries to secure financing at rates based on the Company’s credit-worthiness. The contract was signed August 31, 2004, and $3,476 of the facility is available for the Company’s foreign offices and bank facilities. The facility provides for borrowings at LIBOR plus 75 basis points. As of September 30, 2007 and 2006, there were borrowings of $17,024 and $12,687, respectively.

11.	Debt

Debt at September 30, 2007 and 2006, consisted of the following:

	2007	2006
Term loan credit facility	$8,122	$9,362
Capital lease obligations	72,910	76,580
Unsecured convertible senior term notes	106,080	104,805
Unsecured senior term notes	70,000	98,000
Other foreign debt	575	847

	257,687	289,594
Current portion of long-term debt and capital lease obligations	24,222	34,742

Debt and capital lease obligations, less current portion	$233,465	$254,852

The principal portion of long-term debt excluding capital lease obligations and net of discount on unsecured convertible senior term notes at September 30, 2007 becomes due as follows:

Fiscal year ending:
2008	$19,530
2009	9,079
2010	19,054
2011	130,114
2012	7,000

Total	$184,777

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2007 and 2006, the Company was in compliance with all debt covenants.

Term loan credit facility

On December 22, 2004, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, entered into a £6 million term loan credit facility agreement. The loan is repayable in 24 quarterly installments through December 2010 and accrues interest at LIBOR plus 80 basis points. At September 30, 2007 and 2006, the outstanding balance of the term loan was approximately £4 million or $8,122 and £5 million or $9,362, respectively and was accruing interest at 7.1625% and 5.9525%, respectively.

Other foreign debt

Other foreign debt outstanding at September 30, 2007 and 2006 totaled $575 and $847, respectively, pursuant to local banking relationships.

Unsecured convertible senior term notes

In connection with the Company’s merger with Exult, the Company became obligated for $110,000 aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010. The notes rank equally with all of Hewitt’s existing and future senior unsecured debt and will be effectively subordinated to all liabilities of each of its subsidiaries. The Company recorded the notes at their estimated fair value of $102,300 as of October 1, 2004 and is accreting the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method. As of September 30, 2007 and 2006, the carrying value on the notes was $106,080 and $104,805, respectively, resulting in an unamortized discount of $3,920 and $5,195, respectively.

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

Unsecured senior term notes

The unsecured senior term notes were issued to various financial institutions consisting primarily of insurance companies. The terms and balances of the unsecured senior term notes are as follows:

Terms	Balance at Issuance	Interest Rate	September 30, 2007	September 30, 2006
Issued July 7, 2000, repayable on June 30, 2007	$15,000	7.93%	$—	$15,000
Issued March 30, 2000, repayable in five annual installments beginning March 2003 through March 2007	15,000	7.94%	—	3,000
Issued May 30, 1996, repayable in five annual installments beginning May 2004 through May 2008	50,000	7.45%	10,000	20,000
Issued July 7, 2000, repayable on June 30, 2010	10,000	8.11%	10,000	10,000
Issued on October 16, 2000, repayable on October 15, 2010	15,000	7.90%	15,000	15,000
Issued on March 30, 2000, repayable in five annual installments beginning March 2008 through March 2012	35,000	8.08%	35,000	35,000

	$140,000		$70,000	$98,000

12.	Lease Agreements

The Company has obligations under long-term, non-cancelable lease agreements, principally for office space, furniture, and equipment, with terms ranging from one to twenty years. Prior to May 20, 2005, some of the leases were with related parties (Note 13). At September 30, 2007 and 2006 all leases are with third-parties.

Capital Leases

Capital lease obligations at September 30, 2007 and 2006, consisted of the following:

	2007	2006
Building capital leases	$72,123	$76,213
Computer and telecommunications equipment capital leases	787	367

	72,910	76,580
Current portion	4,692	4,286

Capital lease obligations, less current portion	$68,218	$72,294

The following is a schedule of minimum future rental payments required as of September 30, 2007, under capital leases which have an initial or remaining non-cancelable lease term in excess of one year:

	Principal	Interest	Total
Fiscal year ending:
2008	$4,692	$5,103	$9,795
2009	5,459	4,750	10,209
2010	5,890	4,356	10,246
2011	6,509	3,918	10,427
2012	7,151	3,430	10,581
2013 and thereafter	43,209	7,912	51,121

Total minimum lease payments	$72,910	$29,469	$102,379

Building capital leases

The Norwalk, Connecticut and Newport Beach, California capital leases are payable in monthly installments at 7.33% interest and expire in April 2017 and May 2017, respectively. The leases provide for stepped rents over the lease term with the option for two renewal terms of five years each. The capitalized leases and the related capital lease obligations were recorded at lease inception and the capitalized lease assets are being amortized over the remaining lease term on a straight-line basis. The terms of the Norwalk lease also provide the Company with a right of first refusal on sale if the landlord receives an offer for the sale of the building. In April 2007 the Company entered into a sublease agreement for the Norwalk lease. Minimum sublease rentals to be received in the future under the sublease are $26,681 at September 30, 2007.

Computer and telecommunications equipment capital leases

The Company’s computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are payable typically over three to five years in monthly or quarterly installments at an interest rate of 5.0%.

Operating Leases

The Company also has various third-party operating leases for office space, furniture, and equipment with terms ranging from one to twenty years. The Company has various office leases that grant a free rent period and have escalating rents. Certain office leases include landlord incentives for leasehold improvements. Landlord incentives are recognized as a reduction to rental expense over the term of the lease. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis recognized over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The Company also has leases that have lease renewal provisions. As of September 30, 2007 all operating leases outstanding were with third parties.

The following is a schedule of minimum future rental commitments as of September 30, 2007, under operating leases with an initial or remaining non-cancelable lease terms in excess of one year:

Total
Fiscal year ending:
2008	$95,355
2009	88,561
2010	80,106
2011	74,180
2012	67,349
2013 and thereafter	316,676

Total minimum lease payments	722,227

Total anticipated future sublease receipts	(31,140)

$691,087

Total rental expense for operating leases amounted to $106,092, $99,266 and $106,341 in 2007, 2006 and 2005, respectively.

13.	Related Party Transactions

Prior to fiscal 2006, the Company leased real property in Lincolnshire, Illinois, The Woodlands, Texas and Orlando, Florida from FORE Holdings LLC, the former parent company and related party, and its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, and Hewitt Properties VII LLC, The Bayview Trust, and Overlook Associates (a former equity method investment of FORE Holdings). During the fiscal years ended September 30, 2007 and 2006, the Company was not a party to any related party leases.

In May 2005, FORE Holdings sold the majority of its properties to a third party. Upon closing of the sale, Hewitt Associates LLC, a wholly-owned subsidiary of the Company, entered into amended lease agreements with the third party. Under the amended leases, rent and lease terms remained the same. Hewitt Associates LLC agreed to two debt covenants (minimum net worth and leverage ratio) identical to those that exist on the Company’s unsecured senior term notes and Hewitt Associates LLC also waived a purchase option right with respect to the properties sold and one other property. In exchange for the amended terms, Hewitt Associates received $3,000 in consideration from FORE Holdings. The $3,000 will reduce the Company’s rent expense related to the properties over the remaining lease terms which run through March 2020.

Total lease payments to these entities were $23,988 in 2005. The leases were entered into on terms comparable to those which could have been obtained in an arm’s length transaction. The investment in these properties was funded through capital contributions by FORE Holdings and third-party debt. This debt was not reflected on the Company’s balance sheet as it was an obligation of FORE Holdings and its related parties, and not an obligation of the Company. The Company does not guarantee the debt related to these properties.

14.	Severance Accrual

During fiscal 2007, the Company implemented several productivity initiatives across the business that resulted in a reduction in workforce. The Company’s severance policy provides that the affected employees will receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. As of September 30, 2007, the Company has estimated its severance obligations to be $10,661 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43.” The Company recorded charges of $10,033 in the fourth quarter and made payments of $181 related to those charges.

The following table summarizes the activity in the severance accrual for the year ended September 30, 2007:

	October 1, 2006	Additions	Payments	Adjustments	September 30, 2007
Severance Accrual	$—	$36,221	$(21,226)	$(4,334)	$10,661

The Company anticipates that the remaining accrual will be paid out by the end of fiscal 2008.

15.	Restructuring Activities

In conjunction with an ongoing review of the Company’s leased real estate portfolio, during the third quarter of fiscal 2007, the Company announced its intention to consolidate facilities, and in some cases, exit certain properties. During the fourth quarter of fiscal 2007, the Company recorded expense of $17,777 related to the exit and consolidation of certain facilities in both the U.S. and international locations. The charges consisted of $21,649 for recognition of the fair value of lease vacancy obligations and lease termination charges. This was offset by the reversal of accrued rents of $3,872. The net costs were recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO, and Consulting segments in the amounts of $13,469, $3,082, and $1,226, respectively.

The following table summarizes the activity in the restructuring reserves for the year ended September 30, 2007:

	October 1, 2006	Additions	Payments	September 30, 2007
Real Estate lease restructuring	$—	$21,649	$(762)	$20,887

The Company anticipates that the remaining accrual will be paid out by fiscal 2018.

In connection with the 2005 Exult merger, the Company formulated facility exit and severance strategies. The Company recorded $13,721 of estimated liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations.

The accrued obligation was $3,132 and $3,608 as of September 30, 2007 and 2006, respectively. All severance amounts have been paid out as of September 30, 2006. Lease termination costs are expected to be paid by October 2011.

16.	Retirement Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2007, 2006, and 2005, profit sharing plan and company match contribution expenses were $58,179, $53,617 and $41,715, respectively.

Defined Benefit Plans

Through various acquisitions, the Company has defined benefit pension plans, the largest of which was closed to new entrants in 1998, providing retirement benefits to eligible employees. The Company also has other smaller defined benefit pension plans to provide benefits to eligible employees. It is the Company’s policy to fund in accordance with local practice and legislation.

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

Effective September 30, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans. See Note 2 for the incremental effects of the initial adoption of SFAS No. 158 on our consolidated balance sheet at September 30, 2007.

The following tables provide a reconciliation of the changes in the defined benefit and healthcare plans’ benefit obligations and fair value of assets for the years ended September 30, 2007 and 2006, and a statement of funded status as of September 30, 2007 and 2006.

	Pension Benefits		Health Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$182,707	$169,151	$13,638	$17,661
Acquisitions	—	392	—	—
Service cost	12,078	11,028	155	9
Interest cost	9,293	7,494	852	716
Plan amendments	—	(537)	—	(3,153)
Remeasurement	—	(710)	—	—
Actuarial (gains)/losses	(5,453)	(10,948)	(321)	(984)
Benefit payments	(7,115)	(2,159)	(611)	(611)
Settlement payment	(31)	(1,352)	—	—
Changes in foreign exchange rates	20,154	10,348	—	—

Benefit obligation end of year	$211,633	$182,707	$13,713	$13,638

Change in Plan Assets
Fair value of plan assets, beginning of year	$151,553	$121,848	$—	$—
Actual return on plan assets	14,214	10,058	—	—
Employer contribution	19,693	15,906	611	611
Benefit payments	(7,115)	(2,159)	(611)	(611)
Settlement payment	(31)	(1,352)	—	—
Changes in foreign exchange rates	15,275	7,252	—	—

Fair value of plan assets, end of year	$193,589	$151,553	$—	$—

	Pension Benefits		Health Benefits
	2007	2006	2007	2006
Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status (a)	$(18,044)	$(31,154)	$(13,713)	$(13,638)
Unrecognized net loss	—	8,324	—	5,007
Unrecognized prior service cost	—	(533)	—	23
Unrecognized transition obligation	—	—	—	2

Net amount recognized, end of year	$(18,044)	$(23,363)	$(13,713)	$(8,606)

Amounts recorded in other comprehensive income, pre-tax:

Prior service cost	$711	$—	$20	$—
Net actuarial (gain) loss	(2,465)	—	4,459	—
Transition obligation	—	—	2	—

Total	$(1,754)	$—	$4,481	$—

(a)	Fair value of assets less projected benefit obligation, shown in the preceding tables.

After the adoption of SFAS No. 158, the amounts recognized in the consolidated balance sheet as of September 30, 2007 consisted of:

	Pension Benefits	Health Benefits
Other non-current assets, net	$6,199	$—
Accrued expenses	(2,725)	(699)
Other non-current liabilities	(21,518)	(13,014)

Net amount recognized	$(18,044)	$(13,713)

At September 30, 2007, the above recognized unfunded status of pension plans determined using a June 30, 2007 measurement date was reduced by $2,060 primarily due to employer contributions made during the fourth quarter.

Relating to the pension plans, the estimated net loss, prior service cost, and transition obligation that will be amortized from shareholders’ equity into pension cost in fiscal 2008 are $(24), $92, and zero, respectively. Comparable amounts amortized in fiscal 2007, respectively, were $229, $92, and zero.

Relating to the health benefit plans, the estimated net loss, prior service cost, and transition obligation that will be amortized from shareholders’ equity into pension cost in fiscal 2008 are $172, $2, and zero, respectively. Comparable amounts amortized in fiscal 2007, respectively, were $246, $2, and zero.

The accumulated benefit obligation for the pension plans was $185,044 and $159,607 as of September 30, 2007 and 2006, respectively.

The assumptions used in the measurement of our benefit obligations at June 30, 2007 and 2006 are as follows:

	Pension Benefits		Health Benefits
	2007	2006	2007	2006
Weighted average assumptions:
Discount rate	5.35%	4.85%	6.40%	6.00%
Expected return on plan assets	6.20%	5.77%	N/A	N/A
Rate of compensation increase	4.13%	3.89%	N/A	N/A

The assumptions used in the measurement of our net benefit costs for the years ended September 30, 2007, 2006 and 2005 are as follows:

	Pension Benefits			Health Benefits
	2007	2006	2005	2007	2006	2005
Weighted average assumptions:
Discount rate	4.85%	4.39%	5.23%	6.00%	5.00%	6.00%
Expected return on plan assets	5.77%	5.26%	5.99%	N/A	N/A	N/A
Rate of compensation increase	3.89%	3.54%	3.73%	N/A	N/A	N/A

The health plan provides flat dollar credits based on years of service and age at retirement. Service for determining credits was frozen as of December 31, 2005. The amendment to the plan resulted in a $3,153 ($2,728 decrease to the unrecognized prior service cost and $425 decrease to the unrecognized transition obligation) decrease in the accumulated postretirement benefit obligation during 2006. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming a 9.5% health care cost trend rate for 2007. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

	2007	2006
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
Total of service and interest cost components	$3	$3
Benefit obligations	45	52
Effect of 1% decrease on:
Total of service and interest cost components	$(3)	$(3)
Benefit obligation	(42)	(49)

The Company’s pension plan weighted average asset allocations at September 30, 2007, and 2006, by asset category are as follows:

	2007	2006
Asset Category
Equity securities	49.51%	47.44%
Debt securities	45.88	45.86
Real estate	3.57	3.39
Other	1.04	3.31

Total	100.00%	100.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Health Benefits
2008	$4,560	$699
2009	4,789	721
2010	5,006	740
2011	5,460	748
2012	5,531	735
Years 2013 through 2017	38,109	3,999

The components of net periodic benefit costs for the three years ended September 30,

	Pension Benefits			Health Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$12,078	$11,028	$9,854	$155	$9	$1,267
Interest cost	9,293	7,494	8,331	852	716	791
Expected return on plan assets	(9,090)	(6,748)	(6,738)	—	—	—
(Gain) loss recognized in the year	322	(15)	4	—	—	—
Loss on settlement	—	86	—	—	—	—
Amortization of:
Unrecognized prior service cost	92	(20)	—	2	2	199
Unrecognized loss	229	552	155	246	283	115
Transition obligation	—	—	—	—	—	33

Net periodic benefit cost	$12,924	$12,377	$11,606	$1,255	$1,010	$2,405

The Company presently anticipates contributing approximately $19,426 to fund its pension plans and $699 to fund its health benefit plans in fiscal 2008. The Company does not expect any plan assets to be returned to the Company during fiscal 2008.

17.	Share-Based Compensation Plans

On October 1, 2005, the Company adopted SFAS 123(R), Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. Upon the adoption of SFAS 123(R), the Company recognized an immaterial one-time gain in compensation and related expenses related to the requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. The Company also elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules.

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

During the years ended September 30, 2007, 2006, and 2005 the Company recorded pre-tax share-based compensation expense of $40,937, $55,007, and $26,199, respectively, related to expensing of the Company’s non-qualified stock options, restricted stock, and restricted stock units. During the third quarter of fiscal 2007, the Company reduced share-based compensation expense by $4,505 related to adjustments to the forfeiture rate used to record share-based compensation.

For the years ended September 30, 2007 and 2006, the excess tax benefits of $4,912 and $1,084, respectively, were reflected as cash flow from financing activities in the consolidated statement of cash flows. The total compensation cost related to non-vested restricted stock and stock option awards not yet recognized as of September 30, 2007 was approximately $63,083, which is expected to be recognized over a weighted average of 2.4 years.

Results for fiscal 2005 have not been restated to reflect the adoption of SFAS 123(R). Had compensation expense for the Company’s stock options been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, and applying the Black Scholes valuation method, net income and earnings per share for the year ended September 30, 2005 would have been as follows:

Year Ended September 30, 2005
Net income:
As reported	$134,732
Reported share-based compensation expense, net of tax	17,259
Pro forma share-based compensation expense, net of tax	(45,077)

Pro forma net income	$106,914

Net income per share – basic:

As reported	$1.21

Pro forma	$0.96

Net income per share – diluted:

As reported	$1.19

Pro forma	$0.95

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and cash-based awards; employees can also receive incentive stock options. As of September 30, 2007, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of September 30, 2007, there were 2,810,954 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

On December 1, 2006, the Company granted 2,152,645 shares of restricted stock units at a price of $25.24, which vest over four years. Also on December 1, 2006, the Company granted 115,000 restricted stock units at a price of $25.24 which vest on September 30, 2009 upon meeting certain fiscal year 2007 financial performance conditions. During 2007, an additional 323,707 shares of restricted stock units were granted at a weighted-average price of $28.01, which vest from one to four years.

On October 3, 2005, the Company granted 2,282,190 shares of restricted stock and restricted stock units at a price of $27.59, which vest from two to four years. During the year ended September 30, 2006, an additional 1,031,490 shares of restricted stock and restricted stock units were granted at a weighted average price of $23.71. Included in the fiscal 2006 grants were 186,111 restricted stock awards which vest upon meeting certain financial performance conditions as of September 30, 2008. The majority of these shares vest evenly through July 1, 2009, and portions of the awards vest through July 1, 2007 and July 1, 2008. In the year ended September 30, 2005, the Company granted 735,249 restricted stock and restricted stock units at a weighted average grant price of $26.92. These shares vested on July 1, 2006.

In connection with the 2005 Exult merger, the Company granted 692,139 shares of Class A unvested restricted stock and restricted stock units to certain Exult employees. These awards were valued at $18,535 on the October 1, 2004 grant date (a price of $26.78 per share). This amount was recorded as unearned compensation and was expensed ratably through the vesting date of June 27, 2006.

Shares which vest upon meeting certain financial performance conditions assume that goals will be achieved. The goals are evaluated quarterly. If such goals are not met or it is probable the goals will not be met, no compensation cost is recognized and any recognized compensation cost is reversed. During fiscal year 2006, the Company evaluated the goals under the fiscal 2006 performance plan and it was determined that it was probable that the goals would not be met. As a result, the expense previously recognized in conjunction with performance plan was reversed in fiscal 2006. The plan remains in existence and as such, the Company will continue to monitor the results to assess whether a payout would be probable.

In connection with its initial public offering, the Company granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002 grant date (a weighted price of $19.02 per share) and fully vested during the year ended September 30, 2006. For the years ended September 30, 2006 and 2005, compensation expense for the initial public offering restricted stock awards was $9,397 and $17,355, respectively, including the award compensation expense and applicable payroll taxes for the respective periods.

The following table summarizes restricted stock and restricted stock units activity during 2007, 2006, and 2005:

	2007		2006		2005
	Restricted Stock / Restricted Stock Units	Weighted Average Fair Value	Restricted Stock / Restricted Stock Units	Weighted Average Fair Value	Restricted Stock / Restricted Stock Units	Weighted Average Fair Value
Shares outstanding at beginning of fiscal year	2,370,858	$25.95	1,316,942	$22.38	1,626,000	$19.05
Granted	2,591,352	$25.59	3,313,680	$26.38	795,084	$26.88
Vested	(1,228,320)	$26.03	(1,912,794)	$24.21	(857,673)	$19.67
Forfeited	(598,068)	$25.93	(346,970)	$26.18	(246,469)	$24.37

Shares outstanding at end of fiscal year	3,135,822	$25.62	2,370,858	$25.95	1,316,942	$22.38

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted vest ratably over a period of four years. As of September 30, 2007, the Company has 7,611,095 options outstanding with a weighted average exercise price of $24.12.

The fair value used to determine compensation expense for the years ended September 30, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Expected volatility	28.15%	28.89%
Risk-free interest rate	4.42%	4.73%
Expected life	6.23	5.68
Dividend yield	0%	0%

The Company did not grant any stock options in the year ended September 30, 2005.

The following table summarizes stock option activity during 2007, 2006 and 2005:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	9,664,292	$23.73	10,364,866	$23.75	11,212,831	$23.71
Granted	937,650	$25.66	331,600	$22.80	—	$—
Exercised	(2,377,618)	$22.78	(647,740)	$22.44	(445,528)	$22.14
Forfeited	(197,847)	$24.95	(183,863)	$24.23	(364,274)	$24.63
Expired	(415,382)	$25.79	(200,571)	$26.49	(38,163)	$23.27

Outstanding at end of fiscal year	7,611,095	$24.12	9,664,292	$23.73	10,364,866	$23.75

Exercisable options at end of fiscal year	6,758,976	$23.94	8,677,556	$23.66	7,874,066	$24.01

The weighted average estimated fair value of employee stock options granted during 2007 and 2006 was $9.74 and $8.49 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock. The Company did not grant options in the year ended September 30, 2005. The following table summarizes information about stock options outstanding at September 30, 2007.

	Outstanding Options				Exercisable Options
	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Term (Years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Reasonable price range groupings
$19.00	1,804,040	$19.00	$28,955	4.7	1,804,040	$19.00	$28,955
$19.01-$30.00	5,727,816	$25.54	54,448	6.7	4,899,147	$25.66	46,016
$30.01-$35.00	79,239	$32.12	232	6.9	55,789	$32.37	150

	7,611,095	$24.12	$83,635	6.3	6,758,976	$23.94	$75,121

The total intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005, based upon the average market price during the period, was approximately $18,027, $3,426, and $2,925, respectively.

18.	Legal Proceedings

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

The Company is in active discussions with a number of HR BPO clients to renegotiate the terms of their contracts. Through September 30, 2007, the Company has recorded a $15 million contingent liability related to an ongoing dispute with one of these clients.

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

19.	Other Comprehensive Income, Net

Accumulated other comprehensive income consists of the following components:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Adoption of SFAS No. 158	Accumulated Other Comprehensive Income
As of September 30, 2004	$69,050	$—	$—	$—	$69,050
Other comprehensive income (loss)	3,270	(2,397)	(135)	—	738

As of September 30, 2005	72,320	(2,397)	(135)	—	69,788
Other comprehensive income	2,760	2,397	127	—	5,284

As of September 30, 2006	75,080	—	(8)	—	75,072
Other comprehensive income	49,827	—	8	—	49,835
Adjustment to initially apply SFAS No.158 (net of tax)	—	—	—	(1,525)	(1,525)

As of September 30, 2007 (1)	$124,907	$—	$—	$(1,525)	$123,382

(1)	Net of $42,922 of taxes.

The change in foreign currency translation during the year ended September 30, 2007 was primarily related to the changes in value of the British pound sterling and Indian rupee relative to the U.S. dollar. The change in foreign currency translation during the year ended September 30, 2006 and 2005 were primarily related to changes in the value of the British pound sterling relative to the U.S. dollar.

20.	Income Taxes

For the years ended September 30, 2007, 2006 and 2005, the Company’s provision for income taxes aggregated $50,362, $56,368, and $85,783, respectively, and consisted of the following:

	2007			2006			2005
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$55,088	$(5,961)	$49,127	$24,228	$2,570	$26,798	$(4,825)	$79,236	$74,411
State and local	10,976	(6,474)	4,502	6,620	(935)	5,685	1,215	5,648	6,863
Foreign	2,232	(5,499)	(3,267)	5,765	18,120	23,885	7,675	(3,166)	4,509

	$68,296	$(17,934)	$50,362	$36,613	$19,755	$56,368	$4,065	$81,718	$85,783

Tax benefit associated with the vesting of restricted stock and restricted stock units and the exercise of nonqualified stock options were credited directly to additional paid-in capital and amounted to $9,535, $191, and $3,204 in 2007, 2006 and 2005, respectively.

The effective income tax rate for the year ended September 30, 2007 was 40.4% as compared to 94.6% in fiscal 2006. The current year’s effective rate was impacted by a number of significant items including a non-deductible goodwill impairment charge, tax reserves and related interest as well as a reduction of deferred tax assets related to foreign entities. The impact of these significant items was to reduce the rate by a net 54.2%. In addition, the Company added $8,421 of deferred tax assets associated with acquisitions. This deferred tax asset was recorded as a reduction to goodwill.

Income tax expense for the period differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before taxes as a result of the following:

	2007	2006	2005
(Benefit) provision for taxes at U.S. federal statutory rate	$(43,651)	$(20,850)	$77,180
Increase (reduction) in income taxes resulting from:
Goodwill impairment at U.S. federal statutory rate	88,717	58,665	—
Reduction of deferred tax assets related to foreign entities	(5,499)	18,343	—
Reserves and related interest	9,237	(4,238)	—
State and local income taxes, net of federal income tax benefits	2,138	3,432	3,733
Nondeductible expenses	3,672	2,838	2,018
Tax impact on foreign subsidiaries	(2,843)	(4,793)	1,893
Other	(1,409)	2,971	959

	$50,362	$56,368	$85,783

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2007	2006
Deferred tax assets:
Deferred contract revenues	$101,358	$72,782
Accrued expenses	8,794	7,167
Foreign tax loss carryforwards	44,322	41,680
Foreign accrued expenses	6,389	4,570
Depreciation and amortization	11,113	—
Compensation and benefits	24,223	28,550
Domestic tax loss carryforwards	29,321	44,117
Other	2,849	735

	228,369	199,601
Valuation allowance	(44,224)	(41,795)

	$184,145	$157,806

Deferred tax liabilities:
Deferred contract costs	$123,118	$103,298
Goodwill and intangible amortization	92,902	102,472
Currency translation adjustment	38,479	30,593
Depreciation and amortization	—	2,660
Other	—	—

	$254,499	$239,023

The domestic federal net operating loss carryforward of $73,393 relates to the Exult and RealLife HR acquisitions and expires from 2017—2024. All of the net operating losses are expected to be utilized through 2024.

At September 30, 2007, the Company has available foreign net operating losses of approximately $161,821, of which $144,399 has already provided a U.S. tax benefit. The remaining net operating loss carryforward of $17,422 includes $13,232 which expires at various dates between 2007 and 2022, and the remainder has an indefinite carryforward period. The foreign local country net operating loss carryforwards of approximately $161,821 has a valuation allowance of $161,061 offsetting the benefit. The valuation allowance primarily represents loss carryforwards and deductible temporary differences for which utilization is uncertain given the lack of sustained profitability of foreign entities and/or limited carryforward periods.

The Company has a tax holiday in a foreign country through March 31, 2009. The tax benefit of the tax holiday for the current fiscal year is approximately $5,600 or $0.05 per diluted share.

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

21.	Supplemental Cash Flow Information

	Year Ended September 30,
	2007	2006	2005
Supplementary disclosure of cash paid during the year:
Interest paid	$23,534	$20,497	$20,803
Income taxes paid	73,837	25,098	28,942
Schedule of non-cash investing and financing activities:
Acquisition, cash paid, net of cash acquired:
Common stock issued and warrants acquired in connection with acquisition, net of issuance costs	$—	$—	$652,378
Transaction costs	—	—	(3,356)
Fair value of assets acquired	(14,398)	(805)	(469,251)
Fair value of liabilities assumed	2,704	656	219,872
Goodwill	(33,868)	(6,502)	(406,369)

Cash paid, net of cash acquired	(45,562)	(6,651)	(6,726)
Software licenses purchased under long-term agreements	—	836	2,926

22.	Other Income (Expense), Net

Other income (expense), net consists of the following components:

	Year Ended September 30,
	2007	2006	2005
Interest expense	$(20,019)	$(23,072)	$(22,645)
Interest income	30,219	17,795	8,947
Gain on contribution of business	—	7,127	—
Gain on sale of investment	5,982	—	—
Other	2,067	2,841	379

Other income (expense), net	$18,249	$4,691	$(13,319)

During the year ended September 30, 2007, the Company sold an investment that was accounted for using the cost basis method of accounting and had a net book value of $1,743. The Company’s sale of this investment resulted in a gain of $5,982.

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

23.	Segments and Geographic Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has three reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The three segments are Benefits Outsourcing, HR BPO and Consulting.

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

In addition to the realignment of the Outsourcing business, the Company completed a detailed review of shared service costs to determine which of these costs should be distributed to the business segments as well as how these shared service costs should be distributed to the business segments. The review resulted in changes to the way previously unallocated costs were distributed to the business segments and the distribution of previously unallocated costs to the business segments. Improved data and analytical capabilities have provided insight into costs that were previously not attributable to specific business segment activity. This includes expenses related to business leadership that could be attributed to specific reportable segments.

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

•

HR BPO – Hewitt offers workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, relocation services, time and attendance, accounts payable, procurement expertise and vendor management services. These services enable companies to reduce costs and focus on their core business while gaining expertise and access to current and innovative technology and processes through the economies of scale created by using repeatable processes and standardized technologies.

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

The Company has recast the fiscal 2006 results for comparative purposes however, fiscal 2005 segment results have not been recast as it was not practical to do so. As a result, the fiscal 2005 segment results do not reflect the new allocation methodologies associated with shared service costs nor the distribution of certain unallocated shared service costs into segment results adopted in the second quarter of fiscal 2007 and are not comparable to fiscal 2006 or fiscal 2007.

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2007	2006	2005
Benefits Outsourcing
Segment revenues before reimbursements	$1,475,332	$1,465,710	$1,418,414
Segment income	306,199	321,735	293,546
Net client receivables and unbilled work in process	249,247	274,577
Long-term unbilled work in process	658	2,504
Goodwill and intangible assets	54,829	28,758
Deferred contract costs	133,047	105,977

HR BPO
Segment revenues before reimbursements	$539,407	$517,502	$632,230
Segment loss	(495,219)	(423,407)	(116,542)
Net client receivables and unbilled work in process	121,995	87,661
Long-term unbilled work in process	3,894	7,788
Goodwill and intangible assets	112,663	424,969
Deferred contract costs	237,746	181,537

Consulting
Segment revenues before reimbursements	$945,905	$842,616	$802,810
Segment income	147,261	137,028	196,388
Net client receivables and unbilled work in process	260,769	260,032
Long-term unbilled work in process	—	206
Goodwill and intangible assets	347,955	333,303
Deferred contract costs	1,570	2,140

Total Company
Segment revenues before reimbursements	$2,960,644	$2,825,828	$2,853,454
Intersegment revenues	(39,568)	(37,106)	(21,947)

Revenues before reimbursements (net revenues)	2,921,076	2,788,722	2,831,507
Reimbursements	69,250	68,439	58,143

Total revenues	$2,990,326	$2,857,161	$2,889,650

Segment (loss) income	$(41,759)	$35,356	$373,392

Charges not recorded at the Segment level – Initial public offering restricted stock awards	—	9,397	17,355
Unallocated shared costs	101,208	90,220	122,203

Operating (loss) income	$(142,967)	$(64,261)	$233,834

Net client receivables and unbilled work in process	$632,011	$622,270
Long-term unbilled work in process	4,552	10,498
Goodwill and certain intangible assets	515,447	787,030
Deferred contract costs	372,363	289,654
Assets not reported by segment	1,231,165	1,058,226

Total assets	$2,755,538	$2,767,678

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

	Year Ended September 30,
	2007	2006	2005
Revenues
United States	$2,269,966	$2,238,901	$2,271,639
United Kingdom	370,980	344,533	362,541
All Other Countries	349,380	273,727	255,470

Total	$2,990,326	$2,857,161	$2,889,650

Long-Lived Assets
United States	$768,845	$948,473
United Kingdom	348,836	373,481
All Other Countries	137,981	183,909

Total	$1,255,662	$1,505,863

24.	Quarterly Financial Information (Unaudited)

The following tables set forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in thousands, except earnings per share information.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007:
Revenues:
Revenues before reimbursements (net revenues)	$726,630	$716,203	$727,982	$750,261
Reimbursements	19,420	17,605	14,330	17,895

Total revenues	$746,050	$733,808	$742,312	$768,156

Operating income (loss) (1)	$46,533	$18,765	$72,372	$(280,637)
Net income (loss) (1)	$30,065	$12,986	$47,505	$(265,636)
Earnings (loss) per share:
Basic	$0.28	$0.12	$0.44	$(2.51)
Diluted	$0.27	$0.12	$0.43	$(2.51)

Fiscal 2006:
Revenues:
Revenues before reimbursements (net revenues)	$701,047	$676,153	$698,174	$713,348
Reimbursements	18,646	19,264	16,271	14,258

Total revenues	$719,693	$695,417	$714,445	$727,606

Operating income (loss) (2)	$49,815	$51,189	$(207,684)	$42,419
Net income (loss) (2) (3)	$31,532	$31,782	$(202,247)	$22,995
Earnings (loss) per share:
Basic	$0.29	$0.30	$(1.88)	$0.21
Diluted	$0.29	$0.29	$(1.88)	$0.21

(1)	Fourth quarter fiscal 2007 results include non-cash pre-tax charges of $326,312 related to impairment of goodwill, intangible assets and contract loss provisions; a pre-tax charge of $29,339 related to the review of our real estate portfolio; and a pre-tax severance charge of $8,032 resulting from ongoing productivity initiatives across the business.
(2)	Third quarter fiscal 2006 results include non-cash charges of $248,857 related to HR BPO.
(3)	Fourth quarter fiscal 2006 results include the reversal of non-cash charges of $5,054 related to the correction of an error in the third quarter which was not deemed material to the quarter.

25.	Regulated Subsidiary

Hewitt Financial Services LLC (“HFS”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer. HFS is subject to the Securities and Exchange Commission’s minimum net capital rule (Rule 15c3-1), which requires that HFS at all times maintain net capital (as defined) equal to the greater of $50,000 or 6 2/3% of aggregate indebtedness, (as defined). As of September 30, 2007 and 2006, HFS has met its net capital requirements.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed February 6, 2007).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.2	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, Registration No. 333-119576).

10.1	Hewitt Global Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.2	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., General Atlantic Partners 54, L.P., General Atlantic Partners 57, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. (incorporated by reference to Exhibit 99.2 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.3	Hewitt Associates LLC Note Purchase Agreement, dated May 1, 1996, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.4 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.4	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.5	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.6	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.7	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.8	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.9	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranch 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.10	Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 27, 2005).

10.11	Amendment to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.12	Second Amendment, dated August 6, 2007, to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 8, 2007).

10.13	Third Amendment to Credit Agreement dated as of November 9, 2007 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party therto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (filed herewith).

10.14	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed November 18, 2005).

10.15	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed November 18, 2005).

10.16	Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed October 7, 2005).

10.17	Common Stock Warrant Issued to Bank of Montreal on April 23, 2003 (incorporated by reference to Exult, Inc’s Report on Form 10-Q for the Quarter ended June 30, 2003).

10.18	Warrant Adjustment and Assumption Agreement dated as of October 1, 2004 by and among Exult, Inc., Hewitt Associates, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed November 18, 2005).

10.19	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed November 18, 2005).

10.20	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed November 18, 2005).

10.21	Letter Agreement between Russell P. Fradin and Hewitt Associates, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.22	Corrected Fiscal Year 2007 Performance Share Program Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 9, 2007).

10.23	Employment letter dated December 18, 2006 to Matthew Levin (filed herewith).

10.24	Employment letter dated April 16, 2007 to Jay Rising (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 9, 2007).

10.25	Employment letter dated March 23, 2007 to Tracy Keogh (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 8, 2007).

10.26	Letter Agreement dated August 23, 2007 between Hewitt Associates LLC and John M. Ryan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 24, 2007).

10.27	Employment letter dated October 10, 2007 to Steven J. Kyono (filed herewith).

12.1	Ratio of Earnings to Fixed Charges (filed herewith).

14.	Code of Ethics (incorporated by reference to Exhibit 14 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003.)

21.	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).