Form 10-Q
period 2007-12-31
HEWITT ASSOCIATES INC
filed 2008-02-07
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at December 31, 2007
Class A Common Stock—$0.01 par value	102,997,191

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2007

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$345,910	$378,743
Short-term investments	83,101	216,726
Client receivables and unbilled work in process, less allowances of $19,750 and $18,933 at December 31, 2007 and September 30, 2007, respectively	671,617	632,011
Prepaid expenses and other current assets	97,539	86,683
Funds held for clients	117,785	133,163
Deferred income taxes, net	35,780	32,533

Total current assets	1,351,732	1,479,859

Non-Current Assets:
Deferred contract costs	378,500	372,363
Property and equipment, net	360,582	355,907
Other intangible assets, net	189,428	196,133
Goodwill	314,711	319,314
Other non-current assets, net	43,669	31,962

Total non-current assets	1,286,890	1,275,679

Total Assets	$2,638,622	$2,755,538

LIABILITIES

Current Liabilities:
Accounts payable	$18,165	$21,304
Accrued expenses	197,549	212,097
Funds held for clients	117,785	133,163
Advanced billings to clients	204,780	170,131
Accrued compensation and benefits	265,087	353,265
Short-term debt	32,527	30,369
Current portion of long-term debt and capital lease obligations	24,407	24,222

Total current liabilities	860,300	944,551

Non-Current Liabilities:
Deferred contract revenues	285,718	271,359
Debt and capital lease obligations, less current portion	231,793	233,465
Other non-current liabilities	202,849	165,264
Deferred income taxes, net	122,651	102,887

Total non-current liabilities	843,011	772,975

Total Liabilities	$1,703,311	$1,717,526

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	December 31, 2007	September 30, 2007
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 128,156,157 and 127,672,253 shares issued, 102,997,191 and 107,126,309 shares outstanding, as of December 31, 2007 and September 30, 2007, respectively	$1,282	$1,277
Additional paid-in capital	1,495,930	1,472,409
Cost of common stock in treasury, 25,158,966 and 20,545,944 shares of Class A common stock as of December 31, 2007 and September 30, 2007, respectively	(767,995)	(597,200)
Retained earnings	82,363	38,144
Accumulated other comprehensive income, net	123,731	123,382

Total stockholders’ equity	935,311	1,038,012

Total Liabilities and Stockholders’ Equity	$2,638,622	$2,755,538

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended December 31,
	2007	2006
Revenues:
Revenues before reimbursements (net revenues)	$793,843	$726,630
Reimbursements	25,149	19,420

Total revenues	818,992	746,050

Operating expenses:
Compensation and related expenses	494,125	486,800
Asset impairment	225	956
Reimbursable expenses	25,149	19,420
Other operating expenses	140,530	153,879
Selling, general and administrative expenses	50,030	38,462

Total operating expenses	710,059	699,517

Operating income	108,933	46,533
Other income, net:
Interest expense	(3,744)	(5,376)
Interest income	8,598	6,944
Other (expense) income, net	(384)	827

Total other income, net	4,470	2,395

Income before income taxes	113,403	48,928
Provision for income taxes	49,456	18,863

Net income	$63,947	$30,065

Earnings per share:
Basic	$0.61	$0.28
Diluted	$0.59	$0.27
Weighted average shares:
Basic	104,777,402	109,036,948
Diluted	109,494,279	110,616,767

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$63,947	$30,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	41,348	45,369
Asset impairment	225	956
Share-based compensation	9,336	9,738
Deferred income taxes	17,589	1,243
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(35,216)	(28,840)
Prepaid expenses and other current assets	(8,756)	(1,178)
Deferred contract costs	(30,650)	(33,613)
Other assets	(14,248)	1,623
Accounts payable	(3,399)	(12,427)
Accrued compensation and benefits	(109,459)	(65,846)
Accrued expenses	(24,631)	7,452
Advanced billings to clients	34,649	53,956
Deferred contract revenues	35,088	15,685
Other long-term liabilities	37,744	(8,635)

Net cash provided by operating activities	13,567	15,548
Cash flows from investing activities:
Purchases of short-term investments	(345,775)	(36,500)
Proceeds from sales of short-term investments	479,400	52,002
Additions to property and equipment	(23,403)	(21,323)

Net cash provided by (used in) investing activities	110,222	(5,821)
Cash flows from financing activities:
Proceeds from the exercise of stock options	12,012	3,850
Excess tax benefits from the exercise of share-based awards	1,022	13
Short-term borrowings	13,523	29,712
Repayments of short-term borrowings, capital leases and long-term debt	(13,685)	(30,410)
Purchase of Class A common shares for treasury	(170,795)	(221)

Net cash (used in) provided by financing activities	(157,923)	2,944
Effect of exchange rate changes on cash and cash equivalents	1,301	3,675

Net (decrease) increase in cash and cash equivalents	(32,833)	16,346
Cash and cash equivalents, beginning of period	378,743	138,928

Cash and cash equivalents, end of period	$345,910	$155,274

Supplementary disclosure of cash paid during the period:
Interest paid	$3,614	$6,850
Income taxes paid	$18,618	$19,656

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2007, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This Statement provides various accounting and disclosure requirements which are applicable prospectively to business combinations on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). The Company is currently evaluating the potential impact, if any, of SFAS No. 141(R) on its consolidated financials statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). This Statement establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008 (our fiscal year 2010). The Company is currently evaluating the potential impact, if any, of SFAS No. 160 on its consolidated financials statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007. Refer to Note 8 for further discussion.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective October 1, 2007, as required and accordingly, recorded a $12,692 cumulative adjustment, net of tax, to decrease retained earnings on October 1, 2007. The annual impact to earnings of this accounting change is not expected to be significant.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended December 31, 2007:

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2007	$48,380	$270,934	$319,314
Adjustment and reclassification	(1,606)	—	(1,606)
Effect of changes in foreign exchange rates	385	(3,382)	(2,997)

Balance at December 31, 2007	$47,159	$267,552	$314,711

The adjustment and reclassification from goodwill during the three months ended December 31, 2007 pertains to adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the current fiscal year.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at December 31, 2007 and September 30, 2007:

	December 31, 2007			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$15,328	$14,315	$1,013	$15,548	$14,498	$1,050
Core technology	27,105	13,426	13,679	25,499	12,572	12,927
Customer relationships	255,395	80,659	174,736	256,024	73,868	182,156

Total	$297,828	$108,400	$189,428	$297,071	$100,938	$196,133

The increase in the gross carrying amount of core technology pertains to adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the current fiscal year.

Amortization expense related to definite useful life assets for the three months ended December 31, 2007 and 2006 is as follows:

	2007	2006
Trademarks and tradenames	$38	$677
Core technology	853	1,212
Customer relationships	6,915	6,944

Total	$7,806	$8,833

4.	Severance Accrual

During fiscal 2007, the Company implemented several productivity initiatives across the business that resulted in a reduction in workforce. The Company’s severance policy provides that the affected employees will receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. As of December 31, 2007, the Company has estimated its severance obligations to be $6,827 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43.” The Company recorded charges of $485 in the first quarter and did not make any payments related to those charges during the first quarter. The Company recorded adjustments of $1,265 relating to higher than expected attrition.

The following table summarizes the activity in the severance accrual for the three months ended December 31, 2007:

	September 30, 2007	Additions	Payments	Adjustments	December 31, 2007
Severance Accrual	$10,661	$485	$(3,054)	$(1,265)	$6,827

The Company anticipates that the remaining accrual will be paid out by the end of fiscal 2008.

5.	Restructuring Activities

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

The following table summarizes the activity in the restructuring reserves for the three months ended December 31, 2007:

	September 30, 2007	Additions	Payments	Adjustments	December 31, 2007
Real estate lease restructuring	$20,887	$—	$(3,003)	$(280)	$17,604

The Company anticipates that the remaining accrual will be paid out by fiscal 2018.

In connection with the 2005 Exult merger, the Company formulated facility exit and severance strategies. The Company recorded $13,721 of estimated liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. The accrued obligation was $2,809 and $3,132 as of December 31, 2007 and September 30, 2007, respectively. All severance amounts have been paid out as of September 30, 2006. Lease termination costs are expected to be paid by October 2011.

6.	Share-Based Compensation

During the three months ended December 31, 2007 and 2006, the Company recorded pre-tax share-based compensation expense of $9,336 and $9,738, respectively, related to the expensing of the Company’s nonqualified stock options, restricted stock, and restricted stock units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and cash-based awards; employees can also receive incentive stock options. As of December 31, 2007, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of December 31, 2007, there were 1,186,717 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity during the three months ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Restricted Stock / Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock / Restricted Stock Units	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of fiscal year	3,135,822	$25.62	2,370,858	$25.95
Granted	1,323,120	$37.61	2,374,925	$25.20
Vested	(59,770)	$24.14	(75,625)	$25.87
Forfeited	(97,749)	$25.84	(132,530)	$26.37

Shares outstanding at end of period	4,301,423	$29.32	4,537,628	$25.55

In December 2007, the Company also granted an aggregate of 106,900 shares of performance-based restricted share units to certain executive officers, subject to stockholder approval. This approval was obtained on January 30, 2008.

Stock Options

The following table summarizes stock option activity during the three months ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	7,611,095	$24.12	9,664,292	$23.73
Granted	458,290	$37.61	841,650	$25.24
Exercised	(500,364)	$24.02	(179,785)	$21.41
Forfeited	(38,849)	$25.26	(26,933)	$24.31
Expired	(22,450)	$21.64	(295,655)	$25.88

Outstanding at end of period	7,507,722	$24.96	10,003,569	$23.84

Exercisable options at end of period	6,236,162	$23.94	8,219,791	$23.63

In December 2007, the Company also granted an aggregate of 274,300 employee stock options to certain executive officers, subject to stockholder approval. This approval was obtained on January 30, 2008.

The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2007 and 2006 was $13.65 and $9.59 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock on the grant date.

The fair value used to determine compensation expense for options granted during the three months ended December 31, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Expected volatility	26.66%	28.22%
Risk-free interest rate	4.31%	4.39%
Expected life	6.16	6.25
Dividend yield	0%	0%

7.	Pension and Postretirement Benefit Plans

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

The components of net periodic benefit costs for the three months ended December 31, 2007 and 2006 include:

	Pension Benefits		Health Benefits
	2007	2006	2007	2006
Components of Net Periodic Benefit Costs
Service cost	$3,332	$3,762	$50	$3
Interest cost	2,817	2,270	214	200
Expected return on plan assets	(3,036)	(2,261)	—	—
Unrecognized prior service cost	23	(10)	—	—
Unrecognized loss	(7)	56	43	51

Net periodic benefit cost	$3,129	$3,817	$307	$254

During the three months ended December 31, 2007, contributions of $8,221 were made by the Company to the pension plans.

8.	Income Taxes

The Company’s consolidated effective income tax rate is 43.6 % and 38.6% for the three months ended December 31, 2007 and 2006 respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The current period higher effective tax rate compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items in the current period which increased the current period effective rate. The Company included interest and penalties of $433 in provision for income tax in the consolidated statement of operations.

In June 2006, the FASB issued FIN 48. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to the deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007. In conjunction with the adoption of FIN 48, uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid within one year. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income tax in the consolidated statements of operations. As of December 31, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $12,416.

As of December 31, 2007, the Company was subject to examination in the U.S. federal tax jurisdiction for the 2004-2006 tax years. The Company was also subject to examination in various state and foreign jurisdictions for the 2004 and 2005 tax years, none of which were individually material. The Company has filed an appeal with the Internal Revenue Service (“IRS”) for the 2003 income tax examination. The Company believes that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of October 1, 2007, the date of adoption, the total amount of unrecognized tax benefits was $74,604, of which $71,876 would affect the effective tax rate, if recognized. If tax matters for 2003 are effectively settled with the IRS within the next 12 months, the total amounts of unrecognized tax benefits may decrease. Settlement could increase earnings up to $21,600 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

9.	Earnings Per Share

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

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended December 31,
	2007	2006
Earnings per share – basic:
Net income as reported	$63,947	$30,065
Weighted-average number of shares of common stock for basic	104,777,402	109,036,948
Earnings per share – basic	$0.61	$0.28

Earnings per share – diluted:
Net income as reported	$63,947	$30,065
Plus: Income impact of assumed conversions:
Interest on convertible debt securities	574	—

Net income for per share calculation	$64,521	$30,065

Weighted-average number of shares of common stock for basic	104,777,402	109,036,948
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	852,256	522,986
Unexercised in-the-money stock options	1,993,873	1,056,833
Convertible debt	1,870,748	—

Weighted-average number of shares of common stock for diluted	109,494,279	110,616,767

Earnings per share – diluted	$0.59	$0.27

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three months ended December 31, 2007 and 2006, but the weighted-average convertible shares were not included in the computation of diluted earnings per share for the three months ended December 31, 2006 because the effect of including the convertible debt securities would be antidilutive. Warrants to sell 200,000 shares of Class A common stock were outstanding in the three months ended December 31, 2007 and 2006, but the warrants were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Class A common stock. Stock options to purchase 141,939 and 3,431,441 weighted average shares in the three months ended December 31, 2007 and 2006, respectively, of Class A common stock, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Class A common stock.

10.	Other Comprehensive Income, Net

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2007	2006
Net income	$63,947	$30,065
Other comprehensive income:
Foreign currency translation adjustments	421	18,565
Unrealized gains on investments	—	6
Unrealized loss on cash flow hedges	(104)	—
Benefit plans – SFAS 158	32	—

Total comprehensive income	$64,296	$48,636

During the three months ended December 31, 2007, the Company initiated a foreign currency risk management program involving the use of non-deliverable forward foreign currency derivatives. Refer to Note 13 for more information on cash flow hedges.

11.	Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing or consulting agreements, professional liability claims, vendors or service providers or employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

The Company is in active discussions with a number of its HR BPO clients to renegotiate the terms of their contracts. In December 2007, the Company reached settlement with one of these clients for $15 million which was previously reserved. The Company paid this settlement during the first quarter. In addition, through the first quarter, the Company has recorded additional charges of approximately $6 million related to ongoing disputes and settlements with these clients.

The Company does not believe that any unresolved dispute will have a material adverse effect on its financial condition or results of operation. However, litigation in general and the outcome of any matter, in particular, cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

12.	Segment Results

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has three reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The three segments are Benefits Outsourcing, HR BPO and Consulting.

During the second quarter of fiscal 2007, the Company conducted a detailed review of the Outsourcing business. Driving this review was the fact that HR BPO became an increasingly important focus for management and a key line of business. Further, the Company realigned organizational resources in a way that focuses more specific resources to HR BPO and Benefits Outsourcing. Alignment of cost drivers coupled with cost analysis activities allowed management to identify and quantify costs and related consumption drivers specific to HR BPO and Benefits Outsourcing. Following this review, the Company determined that the old Outsourcing segment be broken into two reportable segments, Benefits Outsourcing and HR BPO.

In addition to the realignment of the Outsourcing business, the Company completed a detailed review of shared service costs to determine which of these costs should be distributed to the business segments as well as how these shared service costs should be distributed to the business segments. The review resulted in changes to the way previously unallocated costs were distributed to the business segments and the distribution of previously unallocated costs to the business segments. Improved data and analytical capabilities provided insight into costs that were previously not attributable to specific business segment activity. This includes expenses related to business leadership that could be attributed to specific reportable segments.

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

•

Benefits Outsourcing—Hewitt offers benefits administrative services for health and welfare (e.g. medical) plans, defined contribution (e.g. 401(k)) plans and defined benefit (e.g. pension) plans. Through these services, companies are able to control benefit costs while meeting employees’ needs for enhanced benefit services.

•

HR BPO—Hewitt offers workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, relocation services, time and attendance, accounts payable, procurement expertise and vendor management services. These services enable companies to reduce costs and focus on their core business while gaining expertise and access to current and innovative technology and processes through the economies of scale created by using repeatable processes and standardized technologies.

•

Consulting—Hewitt provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include information technology services, human resources, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, human resources, real estate management, and other support services, are assigned to the business segments based on usage and consumption factors. Certain unallocated costs, within finance, general counsel, management and corporate relations, are not allocated to the business segments and remain in unallocated shared service costs.

The table below summarizes the Company’s reportable segment results. Results for the prior year have been recast to be comparable to the current year presentation.

	Three Months Ended December 31,
	2007	2006
Benefits Outsourcing
Segment revenues before reimbursements	$403,338	$387,370
Segment income	120,180	78,829

HR BPO
Segment revenues before reimbursements	$148,271	$133,487
Segment loss	(27,265)	(42,197)

Consulting
Segment revenues before reimbursements	$254,374	$214,895
Segment income	36,436	31,145

Total Company
Segment revenues before reimbursements	$805,983	$735,752
Intersegment revenues	(12,140)	(9,122)

Revenues before reimbursements (net revenues)	793,843	726,630
Reimbursements	25,149	19,420

Total revenues	$818,992	$746,050

Segment income	$129,351	$67,777
Charges not recorded at the segment level: Unallocated shared service costs	20,418	21,244

Operating income	$108,933	$46,533

13.	Cash Flow Hedges

The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange. The Company currently uses cash flow hedges to hedge forecasted transactions with its India operations. The Company enters into non-deliverable forward exchange contracts expiring within 12 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates for the U.S. dollar and the Indian rupee.

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. At inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At December 31, 2007, all hedges were determined to be highly effective.

At December 31, 2007 the Company had net unrealized losses of $170 on derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing within 12 months, with a notional value of $45,860. The Company recorded deferred tax assets of $66 related to these derivatives. A total of $104 of deferred losses, net of tax, on derivative instruments at December 31, 2007 were accumulated in other comprehensive income. The entire amount is expected to be reclassified into earnings from other comprehensive income during the next 12 months.

During the three months ended December 31, 2007 the Company recorded net losses of $2 related to the settlement of forward contracts which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of operations as compensation and related expenses.

14.	Subsequent Event

On January 31, 2008 the Company closed on the previously announced sale of the net assets of its Cyborg business (“Cyborg”). Cyborg was acquired in 2003 and provides licensed, processed, and hosted payroll software services. Its operations are included in the HR BPO segment. The divestiture is a part of the Company’s continued efforts to streamline its HR outsourcing service offerings. The Company anticipates recording a pre-tax gain of approximately $36 million during the quarter ending March 31, 2008 as a result of the sale.

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

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2008”or “fiscal 2008” means the twelve-month period that ends September 30, 2008. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in thousands of U.S. dollars unless otherwise noted. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

Overview

First quarter net revenues, excluding third party supplier revenues and adjusting for the favorable effects of foreign currency translation and acquisitions of approximately $17.3 million and $3.8 million, respectively, increased 7.7% as compared to the prior-year period and was driven by growth across all segments. Consulting revenue growth was strong as compared to the prior year for Retirement and Financial Management as well as Talent and Organizational Consulting services. Human Resource Business Process Outsourcing (HR BPO) reported revenue strength in the quarter primarily due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work. Also contributing to the increase in HR BPO revenue was the benefit of approximately $7.7 million related to the resolution of a contract restructuring. Additionally, Benefits Outsourcing also reported higher revenue in the quarter due to an increase in project work and the benefit of approximately $4.6 million related to the resolution of a contract restructuring.

Operating income increased approximately $62 million, or 134.1%, from the prior-year quarter. The increase was primarily due to an increase in revenue during the quarter of $73 million or 9.8%. The revenue growth was partially offset by higher operating expenses of $11 million or 1.5%. This increase was due to higher compensation and related expenses as well as an increase in selling, general and administrative (SG&A) expenses, primarily due to charges related to ongoing disputes and settlements with various clients of approximately $7 million. These increases were partially offset by lower other operating expenses.

During the quarter, we continued to repurchase our outstanding common shares. During the three months ended December 31, 2007, we repurchased approximately 4.6 million of our outstanding shares at an average price of $37.01, for a total of approximately $170.4 million.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended December 31, 2007 and 2006

Unaudited

	Three Months Ended December 31,			% of Net Revenues
(in thousands)	2007	2006	% Change	2007	2006
Revenues:
Net revenues (1)	$793,843	$726,630	9.2%
Reimbursements	25,149	19,420	29.5%

Total revenues	818,992	746,050	9.8%

Operating expenses:
Compensation and related expenses	494,125	486,800	1.5%	62.2	67.0
Asset impairment	225	956	(76.5)%	—	0.1
Reimbursable expenses	25,149	19,420	29.5%	3.2	2.7
Other operating expenses (1)	140,530	153,879	(8.7)%	17.7	21.2
Selling, general and administrative expenses	50,030	38,462	30.1%	6.3	5.3

Total operating expenses	710,059	699,517	1.5%	89.4	96.3

Operating income	108,933	46,533	134.1%	13.7	6.4
Other income, net:
Interest expense	(3,744)	(5,376)	30.4%	(0.5)	(0.7)
Interest income	8,598	6,944	23.8%	1.1	1.0
Other (expense) income, net	(384)	827	(146.4)%	—	—

Total other income, net	4,470	2,395	86.6%	0.6	0.3

Income before income taxes	113,403	48,928	131.8%	14.3	6.7
Provision for income taxes	49,456	18,863	162.2%	6.2	2.6

Net income	$63,947	$30,065	112.7%	8.1%	4.1%

(1)	Net revenues include $13,180 and $21,071 of third party supplier revenues for the three months ended December 31, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

The increase in net revenues was primarily driven by revenue growth across all segments, with Consulting showing the largest increase. Consulting revenue growth was attributed to an increased demand for Retirement and Financial Management and Talent and Organizational Consulting services. HR BPO revenue growth was primarily due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work. Also contributing to the increase in HR BPO revenue was the benefit of approximately $7.7 million related to the resolution of a contract restructuring. Benefits Outsourcing also contributed to the revenue growth primarily due to an increase in project work and the benefit of approximately $4.6 million related to the resolution of a contract restructuring. Net revenues, excluding third party supplier revenues and adjusting for the favorable effects of foreign currency translation and acquisitions of approximately $17.3 million and $3.8 million, respectively, increased 7.7% as compared to the prior year. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses increased 1.5%, or approximately $7 million. An increase in salary costs resulted from an increase in activities, mostly due to higher margin project work, and higher performance-based compensation. Offsetting these increases were lower salary costs associated with global sourcing and other cost management efforts and a decrease in severance expense, related to prior restructuring actions.

Other Operating Expenses

The decrease in other operating expense of $13.3 million is primarily due to lower costs related to computer maintenance and telecom services of $9.4 million, in addition to a reduction in third party supplier costs of $7.2 million.

SG&A

The increase in SG&A of $11.6 million is primarily attributed to charges related to ongoing disputes and settlements with various clients of approximately $7 million. Also contributing to the increase is $1.9 million of costs related to an annual marketing event for the Company’s clients and $1.8 million in higher consulting costs related to the Company’s assessment of its longer-term strategy.

Other Income, Net

Other income increased by $2.1 million in the period due to higher interest income and lower interest expense. Higher interest income of $1.7 million resulted from higher average investment balances and higher yields as compared to the prior-year period. Lower interest expense of $1.6 million related to lower debt balances and also higher capitalized interest as compared to the prior-year period.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 43.6 % for the three months ended December 31, 2007, as compared to 38.6% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The current period’s higher effective tax rate compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items in the current period.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion. Results for the prior year have been recast to be comparable to the current year presentation.

Reconciliation of Segment Results to Total Company Results

Three Months Ended December 31, 2007 and 2006

Unaudited

	Three Months Ended December 31,
($ in thousands)	2007	2006	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$403,338	$387,370	4.1%
Segment income	120,180	78,829	52.5%
Segment income as a percentage of segment revenues	29.8%	20.3%

HR BPO
Segment revenues before reimbursements (1)	$148,271	$133,487	11.1%
Segment loss	(27,265)	(42,197)	35.4%
Segment loss as a percentage of segment revenues	(18.4)%	(31.6)%

Consulting
Segment revenues before reimbursements	$254,374	$214,895	18.4%
Segment income	36,436	31,145	17.0%
Segment income as a percentage of segment revenues	14.3%	14.5%

Total Company
Segment revenues before reimbursements (1)	$805,983	$735,752	9.5%
Intersegment revenues	(12,140)	(9,122)	33.1%

Revenues before reimbursements (net revenues)	793,843	726,630	9.2%
Reimbursements	25,149	19,420	29.5%

Total revenues	$818,992	$746,050	9.8%

Segment income	$129,351	$67,777	90.8%
Unallocated shared service costs	20,418	21,244	3.9%

Operating income	$108,933	$46,533	134.1%

(1)	HR BPO net revenues include $13,180 and $21,071 of third party supplier revenues for the three months ended December 31, 2007 and 2006, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the impact of foreign currency translation of $2.2 million and acquisitions of approximately $3 million, increased 2.8%. The increase in revenue is primarily a result of an increase in project work as compared to the prior-year period and the benefit of approximately $4.6 million related to the resolution of a contract restructuring.

Benefits Outsourcing operating income increased 52.5% as compared to the prior year. Growth was mostly due to an increase from the prior year in higher margin project work and a decrease in compensation expense associated with lower severance and lower salary costs related to global sourcing and other cost management efforts.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation of $4.1 million, increased 16.5%. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work. Also contributing to the increase was the benefit of approximately $7.7 million related to the resolution of a contract restructuring.

HR BPO operating loss decreased 35.4% as compared to the prior-year period. The decrease in the loss was primarily due to an increase in revenue, net of corresponding compensation expenses. Lower severance, related to prior restructuring actions, and salary expenses, associated with global sourcing and other cost management efforts, contributed to the improvement, and more than offset approximately $5 million of higher SG&A costs mostly due to charges of approximately $6 million related to ongoing disputes and settlements with various clients.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $11 million and acquisitions of approximately $0.7 million, increased 12.9%. The majority of this growth resulted from increased demand in Europe and North America for Retirement and Financial Management consulting, in particular, driven by funding legislation and ongoing pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting services across all major geographies, as well as strong demand for communication and health management services in North America.

Segment income increased 17.0% as compared to the same prior-year period due to revenue growth, offset by higher compensation expense driven by increased wages and performance-based incentives.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs. Prior to the second quarter of fiscal 2007, unallocated shared service costs also included various costs specific to individual business segments. During the second quarter of fiscal 2007, the Company performed a detailed review of shared service costs and how they are consumed. The review identified shared service costs that could be attributed to a business segment either directly, by embedding the cost in the business segment, or through assignment of costs based upon usage. Prior period results have been adjusted to reflect this change.

Unallocated cost decreased 3.9%, primarily due to severance expense incurred in the prior year related to restructuring actions partially offset by increased professional service fees related to the Company’s strategic initiatives.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007. Refer to Note 8 for further discussion.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective October 1, 2007, as required and accordingly, we recorded a $12,692 cumulative adjustment, net of tax, to decrease retained earnings on October 1, 2007. The annual impact to earnings of this accounting change is not expected to be significant.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to debt and equity capital markets.

Summary of Cash Flows	Three Months Ended December 31,
(in thousands)	2007	2006
Cash provided by operating activities	$13,567	$15,548
Cash provided by (used in) investing activities	110,222	(5,821)
Cash (used in) provided by financing activities	(157,923)	2,944
Effect of exchange rates on cash	1,301	3,675

Net (decrease) increase in cash and cash equivalents	(32,833)	16,346
Cash and cash equivalents at beginning of period	378,743	138,928

Cash and cash equivalents at end of period	$345,910	$155,274

Working capital, defined as current assets less current liabilities, was $491 million and $535 million at December 31, 2007 and September 30, 2007, respectively.

The decrease in cash provided by operating activities was primarily due to a higher level of performance-based compensation offset by higher net income as compared to the prior-year period.

The increase in cash provided by investing activities was primarily due to increased proceeds from the sale of short-term investments offset by an increase in the purchase of short-term investments. The short-term investments were utilized to fund the higher performance-based compensation and the Company’s share repurchase program.

The increase in cash used in financing activities was primarily due to an increase in share repurchases relating to the Company’s share repurchase program partially offset by an increase in the proceeds from the exercise of stock options. The Company repurchased approximately 4.6 million of its outstanding shares at an average price of $37.01, for a total of approximately $170.4 million, during the current quarter.

At December 31, 2007 the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of December 31, 2007 was approximately $222 million.

We believe the cash on hand, together with funds from operations, other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three months ended December 31, 2007.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason. Such important factors include:

•	The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively our revenues and profit margins may be adversely affected.

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

You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client support activities. During the three months ended December 31, 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge approximately 65% of future exposures. As of December 31, 2007, the Company was a party to foreign currency derivative instruments related to exposures in fluctuations in the Indian rupee for approximately 35% of forecasted transactions of approximately $131 million for the next twelve months. A 10% change in the exchange rate on the related exposure will result in an increase or decrease of related expenses of approximately $13 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $5 million on settlement of the derivative instruments. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is in active discussions with a number of its HR BPO clients to renegotiate the terms of their contracts. In December 2007, the Company reached settlement with one of these clients for $15 million which was previously reserved. The Company paid this settlement during the first quarter. In addition, through the first quarter, the Company has recorded an additional charge of approximately $6 million related to ongoing disputes and settlements with these clients.

The Company does not believe that any unresolved dispute will have a material adverse effect on its financial condition or results of operation. However, litigation in general and the outcome of any matter, in particular, cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on the Company’s results of operations for one or more reporting periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1—31, 2007 (1)
Class A	281,725	$34.51	272,201	$557,040,833
November 1—30, 2007 (1)
Class A	2,146,678	$36.34	2,146,382	$479,040,719
December 1—31, 2007 (1)
Class A	2,184,619	$37.98	2,184,619	$396,072,715

Total Shares Purchased:
Class A	4,613,022	$37.00	4,603,202	$396,072,715

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for October 1, 2007 through December 31, 2007 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.

(2)	During the second quarter of fiscal year 2007, the board of directors authorized the Company to repurchase up to $750 million of its outstanding common shares through January 31, 2009.

Item 6.	Exhibits

a.	Exhibits.

10.1	Form of Fiscal Year 2008 Performance Share Program Award Agreement (incorporated by reference to Current Report on Form 8-K dated December 3, 2007).

10.2	Form of Fiscal Year 2008 Stock Options Program Award Agreement (incorporated by reference to Current Report on Form 8-K dated December 3, 2007).

10.3	Form of Fiscal Year 2008 Director Equity Deferral Agreement (filed herewith).

10.4	Form of Fiscal Year 2008 Director Retainer Deferral Agreement (filed herewith).

10.5	Amended and Restated Global Stock and Incentive Compensation Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4 and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC. (Registrant)

Date:	February 7, 2008	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)