Form 10-Q
period 2008-03-31
HEWITT ASSOCIATES INC
filed 2008-05-08
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at March 31, 2008
Class A Common Stock - $0.01 par value	97,397,198

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,626	$378,743
Short-term investments	—	216,726
Client receivables and unbilled work in process, less allowances of $21,391 and $18,933 at March 31, 2008 and September 30, 2007, respectively	653,672	632,011
Prepaid expenses and other current assets	90,667	86,683
Funds held for clients	103,903	133,163
Deferred income taxes, net	40,366	32,533

Total current assets	1,078,234	1,479,859

Non-Current Assets:
Deferred contract costs, net	365,215	372,363
Property and equipment, net	377,934	355,907
Other intangible assets, net	187,817	196,133
Goodwill	341,242	319,314
Long-term investments	135,272	—
Other non-current assets, net	66,976	31,962

Total non-current assets	1,474,456	1,275,679

Total Assets	$2,552,690	$2,755,538

LIABILITIES
Current Liabilities:
Accounts payable	$32,283	$21,304
Accrued expenses	175,288	212,097
Funds held for clients	103,903	133,163
Advanced billings to clients	177,404	170,131
Accrued compensation and benefits	262,549	353,265
Short-term debt	125,743	30,369
Current portion of long-term debt and capital lease obligations	31,972	24,222

Total current liabilities	909,142	944,551

Non-Current Liabilities:
Deferred contract revenues	288,342	271,359
Debt and capital lease obligations, less current portion	269,145	233,465
Other non-current liabilities	204,382	165,264
Deferred income taxes, net	104,938	102,887

Total non-current liabilities	866,807	772,975

Total Liabilities	$1,775,949	$1,717,526

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	March 31, 2008	September 30, 2007
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 128,623,142 and 127,672,253 shares issued, 97,397,198 and 107,126,309 shares outstanding, as of March 31, 2008 and September 30, 2007, respectively	$1,286	$1,277
Additional paid-in capital	1,522,719	1,472,409
Cost of common stock in treasury, 31,225,944 and 20,545,944 shares of Class A common stock as of March 31, 2008 and September 30, 2007, respectively	(996,228)	(597,200)
Retained earnings	126,856	38,144
Accumulated other comprehensive income, net	122,108	123,382

Total stockholders’ equity	776,741	1,038,012

Total Liabilities and Stockholders’ Equity	$2,552,690	$2,755,538

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Revenues before reimbursements (net revenues)	$773,099	$716,203	$1,566,942	$1,442,834
Reimbursements	16,449	17,605	41,598	37,024

Total revenues	789,548	733,808	1,608,540	1,479,858

Operating expenses:
Compensation and related expenses	522,026	482,686	1,016,152	969,487
Asset impairment	2,070	2,659	2,296	3,615
Reimbursable expenses	16,449	17,605	41,598	37,024
Other operating expenses	157,639	152,056	298,170	305,936
Selling, general and administrative expenses	58,571	60,037	108,598	98,498
Gain on sale of business	(35,667)	—	(35,667)	—

Total operating expenses	721,088	715,043	1,431,147	1,414,560

Operating income	68,460	18,765	177,393	65,298

Other income, net:
Interest expense	(4,241)	(5,263)	(7,985)	(10,639)
Interest income	4,892	7,831	13,490	14,775
Other income, net	620	888	236	1,715

Total other income, net	1,271	3,456	5,741	5,851

Income before income taxes	69,731	22,221	183,134	71,149

Provision for income taxes	25,238	9,235	74,694	28,098

Net income	$44,493	$12,986	$108,440	$43,051

Earnings per share:
Basic	$0.45	$0.12	$1.07	$0.39
Diluted	$0.43	$0.12	$1.03	$0.39

Weighted average shares:
Basic	98,662,326	109,190,547	101,736,572	109,112,904
Diluted	103,662,906	111,936,801	106,666,140	111,275,939

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$108,440	$43,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	85,159	91,593
Gain on sale of business	(35,667)	—
Asset impairment	2,296	3,615
Share-based compensation	22,629	22,697
Deferred income taxes	(5,455)	(10,096)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(18,339)	(1,592)
Prepaid expenses and other current assets	(1,589)	(15,352)
Deferred contract costs	(52,861)	(67,964)
Other assets	(37,166)	2,269
Accounts payable	10,979	(14,277)
Accrued compensation and benefits	(111,170)	(30,272)
Accrued expenses	(51,783)	(11,135)
Advanced billings to clients	17,392	37,660
Deferred contract revenues	65,534	38,325
Other long-term liabilities	38,948	(10,614)

Net cash provided by operating activities	37,347	77,908
Cash flows from investing activities:
Purchases of investments	(426,675)	(158,140)
Proceeds from sales of investments	504,000	152,838
Additions to property and equipment	(56,657)	(42,125)
Cash paid for acquisitions and transaction costs	(40,431)	—
Cash received for sale of business	42,420	—

Net cash provided by (used in) investing activities	22,657	(47,427)

Cash flows from financing activities:
Proceeds from the exercise of stock options	23,068	19,133
Excess tax benefits from the exercise of share-based awards	2,482	444
Proceeds from short-term borrowings	121,583	52,232
Proceeds from long-term borrowings	39,751	—
Repayments of short-term borrowings, capital leases and long-term debt	(37,868)	(60,959)
Purchase of Class A common shares for treasury	(399,028)	(38,658)

Net cash used in financing activities	(250,012)	(27,808)

Effect of exchange rate changes on cash and cash equivalents	891	4,385

Net (decrease) increase in cash and cash equivalents	(189,117)	7,058

Cash and cash equivalents, beginning of period	378,743	138,928

Cash and cash equivalents, end of period	$189,626	$145,986

Supplementary disclosure of cash paid during the period:
Interest paid	$7,076	$11,705
Income taxes paid	$75,405	$66,750

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except for share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources benefits, outsourcing and consulting services. Benefits Outsourcing includes administrative services for health and welfare, defined contribution and defined benefit plans. Human Resource Business Process Outsourcing (“HR BPO”) includes workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, relocation services, time and attendance, accounts payable, procurement expertise and vendor management. Hewitt’s Consulting business provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 will become effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal year 2010). The Company is currently evaluating the potential impact, if any, of SFAS No. 161 on its consolidated financials statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). This Statement establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (our fiscal year 2010). The Company is currently evaluating the potential impact, if any, of SFAS No. 160 on its consolidated financials statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007. Refer to Note 9 for further discussion.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective October 1, 2007, as required and accordingly, recorded a $12,692 cumulative adjustment, net of tax, to decrease retained earnings on October 1, 2007. The annual impact to earnings of this accounting change is not expected to be significant.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the six months ended March 31, 2008:

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2007	$48,380	$270,934	$319,314
Additions	—	43,247	43,247
Adjustment and reclassification	(19,790)	—	(19,790)
Effect of changes in foreign exchange rates	1,022	(2,551)	(1,529)

Balance at March 31, 2008	$29,612	$311,630	$341,242

The additions to goodwill relate to the March 2008 acquisition of a Talent and Organizational Consulting business. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the second quarter of fiscal 2009. The adjustment and reclassification from goodwill during the six months ended March 31, 2008 pertains to adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the current fiscal year.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at March 31, 2008 and September 30, 2007:

	March 31, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$15,283	$14,308	$975	$15,548	$14,498	$1,050
Core technology	40,199	14,711	25,488	25,499	12,572	12,927
Customer relationships	240,377	79,023	161,354	256,024	73,868	182,156

Total	$295,859	$108,042	$187,817	$297,071	$100,938	$196,133

The increase in the gross carrying amount of core technology pertains to adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the current fiscal year. The decrease in the gross carrying amount of customer relationships primarily relates to the divestiture of the Company’s Cyborg business, partially offset by adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. Refer to Note 15 for additional information on divestitures.

Amortization expense related to definite useful life assets for the three and six months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Trademarks and tradenames	$38	$688	$75	$1,365
Core technology	1,286	1,175	2,139	2,387
Customer relationships	7,281	6,719	14,197	13,663

Total	$8,605	$8,582	$16,411	$17,415

4. Investments

At March 31, 2008, the Company had a total of $135,272 in long-term investments, which are comprised of available-for-sale auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. Since then, all of the Company’s outstanding ARS at March 31, 2008 of $139,400 par value investments were subject to failed auctions. The Company used a discounted cash flow model to determine the estimated fair value of its ARS at March 31, 2008. As a result, the Company determined that there was a reduction in the fair value of its ARS and recorded an unrealized loss of $4,128 ($2,518 net of tax) within other comprehensive income, a component of stockholders’ equity. The Company believes that the current lack of liquidity relating to its ARS investments will not materially affect its ability to fund its ongoing operations and growth initiatives.

As of March 31, 2008, the Company’s ARS portfolio included approximately 97% federally insured student loan backed securities. The Company’s ARS portfolio is comprised of 100% Aaa/AAA rated investments by Moody’s and S&P, respectively.

Because the impairments in fair values have been relatively short in duration and minor in amounts, and given the Company’s ability and intent to hold these investments until they fully recover in value (including until contractual maturity if necessary), the impairment is considered to be temporary. However, the Company will reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations, which could materially adversely impact its results of operations and financial condition. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term investments on the consolidated balance sheet reflecting the Company’s inability to determine when these investments in ARS will become liquid.

At September 30, 2007 the Company had a total of $216,726 of ARS classified as short-term investments.

5. Severance Accrual

During fiscal 2007, the Company implemented several productivity initiatives across the business that resulted in a reduction in workforce. The Company’s severance policy provides that the affected employees will receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. As of March 31, 2008, the Company has estimated its severance obligations to be $6,392 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43.” The Company recorded charges of $4,775 in the second quarter and made payments of $71 related to those charges during the second quarter. The Company recorded adjustments of $3,342 during the six months ended March 31, 2008 relating to higher than expected attrition.

The following table summarizes the activity in the severance accrual for the six months ended March 31, 2008:

	September 30, 2007	Additions	Payments	Adjustments	March 31, 2008
Severance Accrual	$10,661	$5,260	$(6,187)	$(3,342)	$6,392

The additions were recorded in compensation and related expenses within the consolidated statements of operations. The Company anticipates that the remaining accrual will be paid out by the first quarter of fiscal 2009.

6. Restructuring Activities

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

During the second quarter of fiscal 2008, the Company recorded expense of $5,934 related to the exit and consolidation of a certain facility in the U.S. The charge consisted of $5,570 for recognition of the fair value of lease vacancy obligation. This was in addition to the reversal of prepaid rents of $364. The net cost was recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO, and Consulting segments in the amounts of $321, $436, and $4,016, respectively; $1,161 was recorded to shared services and was not allocated to the segments.

The following table summarizes the activity in the restructuring reserves for the six months ended March 31, 2008:

	September 30, 2007	Additions	Payments, net	Adjustments	March 31, 2008
Real estate lease restructuring	$20,887	$5,570	$(9,122)	$2,085	$19,420

The Company recorded an adjustment of $2,114 during the six months ended March 31, 2008 relating to a revision in the estimated fair value of a lease vacancy obligation. Also included in the adjustments are the effect of foreign currency translation and the accretion of fair values.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018.

In connection with the 2005 Exult merger, the Company formulated facility exit and severance strategies. The Company recorded $13,721 of estimated liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. The accrued obligation was $2,475 and $3,132 as of March 31, 2008 and September 30, 2007, respectively. All severance amounts were paid out as of September 30, 2006. Lease termination costs are expected to be paid by October 2011.

7. Share-Based Compensation

The Company recorded pre-tax share-based compensation expense of $13,293 and $12,959 during the three months ended March 31, 2008 and 2007, respectively, and $22,629 and $22,697 during the six months ended March 31, 2008 and 2007, respectively, related to the expensing of the Company’s nonqualified stock options, restricted stock, and restricted stock units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and cash-based awards; employees can also receive incentive stock options. The Plan was amended in January 2008 to increase the number of shares of Class A common stock authorized and reserved for issuance thereunder by 7,000,000 shares. As of March 31, 2008, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of March 31, 2008, there were 7,881,721 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity during the six months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
	Restricted Stock / Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock / Restricted Stock Units	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of fiscal year	3,135,822	$25.62	2,370,858	$25.95
Granted	1,468,490	$37.47	2,437,014	$25.25
Vested	(107,321)	$26.09	(111,508)	$26.27
Forfeited	(196,596)	$27.59	(283,356)	$26.14

Shares outstanding at end of period	4,300,395	$29.56	4,413,008	$25.54

Stock Options

The following table summarizes stock option activity during the six months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	7,611,095	$24.12	9,664,292	$23.73
Granted	751,620	$37.51	874,550	$25.30
Exercised	(972,754)	$23.72	(860,874)	$22.23
Forfeited	(32,350)	$23.42	(73,849)	$24.45
Expired	(63,806)	$25.99	(345,909)	$25.91

Outstanding at end of period	7,293,805	$25.54	9,258,210	$23.94

Exercisable options at end of period	5,753,872	$23.97	7,499,823	$23.72

The weighted average estimated fair value of employee stock options granted during the six months ended March 31, 2008 and 2007 was $12.81 and $9.61 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock on the grant date.

The fair value used to determine compensation expense for options granted during the six months ended March 31, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Expected volatility	26.61%	28.21%
Risk-free interest rate	3.85%	4.40%
Expected life	6.04	6.24
Dividend yield	0%	0%

The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options. The Company continues to use the “simplified method”, as permitted by SAB No. 110, as it does not believe that it has sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded.

8. Pension and Postretirement Benefit Plans

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

The components of net periodic pension benefit costs for the three and six months ended March 31, 2008 and 2007 include:

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$3,324	$2,355	$6,656	$6,117
Interest cost	2,796	2,277	5,613	4,547
Expected return on plan assets	(3,023)	(2,234)	(6,059)	(4,495)
Unrecognized prior service cost / (credit)	22	(11)	45	(21)
Unrecognized (gain) / loss	(7)	57	(14)	113

Net periodic benefit cost	$3,112	$2,444	$6,241	$6,261

During the three and six months ended March 31, 2008, contributions of $3,038 and $11,259, respectively, were made by the Company to the pension plans.

The components of net periodic health benefit costs for the three and six months ended March 31, 2008 and 2007 include:

	Health Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$50	$3	$99	$6
Interest cost	214	200	428	400
Unrecognized prior service cost	—	—	1	1
Unrecognized loss	43	51	86	101

Net periodic benefit cost	$307	$254	$614	$508

9. Income Taxes

The Company’s consolidated effective income tax rate is 36.2 % and 41.6% for the three months ended March 31, 2008 and 2007, respectively, and 40.8 % and 39.5% for the six months ended March 31, 2008 and 2007, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The current period lower effective tax rate compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items in the current period which decreased the current period effective rate. The Company included interest and penalties of $409 and $842 for the three and six months ended March 31, 2008, respectively, in the provision for income tax in the consolidated statement of operations.

As stated in Note 2, the Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to the deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007.

In conjunction with the adoption of FIN 48, uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid within one year. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income tax in the consolidated statements of operations. As of March 31, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $13,468.

As of March 31, 2008, the Company was subject to examination in the U.S. federal tax jurisdiction for the 2004-2006 tax years. The Company was also subject to examination in various state and foreign jurisdictions for the 2004 and 2005 tax years, none of which were individually material. The Company has filed an appeal with the Internal Revenue Service (“IRS”) for the 2003 income tax examination. The Company believes that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

10. Earnings Per Share

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

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Earnings per share – basic:
Net income as reported	$44,493	$12,986	$108,440	$43,051
Weighted-average number of shares of common stock for basic	98,662,326	109,190,547	101,736,572	109,112,904
Earnings per share – basic	$0.45	$0.12	$1.07	$0.39

Earnings per share – diluted:
Net income as reported	$44,493	$12,986	$108,440	$43,051
Plus: Income impact of assumed conversions:
Interest on convertible debt securities	582	—	1,165	—

Net income for per share calculation	$45,075	$12,986	$109,605	$43,051

Weighted-average number of shares of common stock for basic	98,662,326	109,190,547	101,736,572	109,112,904
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,279,965	1,104,954	1,142,046	813,969
Unexercised stock options	1,848,833	1,641,300	1,916,257	1,349,066
Convertible debt	1,870,748	—	1,870,748	—
Unexercised warrants	1,034	—	517	—

Weighted-average number of shares of common stock for diluted	103,662,906	111,936,801	106,666,140	111,275,939

Earnings per share – diluted	$0.43	$0.12	$1.03	$0.39

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and six months ended March 31, 2008 and 2007, but the weighted-average convertible shares were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2007 because the effect of including the convertible debt securities would have been antidilutive. Warrants to sell 200,000 shares of Class A common stock were outstanding in the three and six months ended March 31, 2008 and 2007, but the warrants were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2007 because the effect of including the warrants would have been antidilutive. Of the outstanding stock options as of March 31, 2008 and 2007, zero and 55,957 weighted average shares for each quarter and 98,487 and 1,743,699 for each six month period, respectively, were not included in the computation of diluted earnings per share because the effects of including the stock options would have been antidilutive.

11. Other Comprehensive Income, Net

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$44,493	$12,986	$108,440	$43,051
Other comprehensive income:
Foreign currency translation adjustments	1,299	3,988	1,721	22,552
Unrealized (losses) gains on investments	(2,518)	10	(2,518)	17
Net unrealized loss on cash flow hedges	(489)	—	(593)	—
Benefit plans – SFAS 158	84	—	116	—

Total comprehensive income	$42,869	$16,984	$107,166	$65,620

At March 31, 2008 the Company recorded an unrealized loss of $4,128 ($2,518 net of tax) relating to its ARS. Refer to Note 4 for more information on ARS.

In December 2007, the Company initiated a foreign currency risk management program involving the use of non-deliverable forward foreign currency derivatives. Refer to Note 14 for more information on cash flow hedges.

12. Legal Proceedings

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

The Company is in active discussions with a number of its HR BPO clients to renegotiate the terms of their contracts. In December 2007, the Company reached settlement with one of these clients and incurred a charge of $15 million, which was previously reserved. The Company paid this settlement during the first quarter.

In March 2008, the Company restructured an outsourcing contract. In conjunction with the restructuring, the Company will transition back to the client certain HR BPO services and extend the Benefits Outsourcing services portion of the contract. The Company recorded a net charge of $15.9 million in the current quarter, in addition to a $4 million charge recorded in the previous quarter, mostly relating to transition costs.

In addition, in the second quarter, the Company recorded additional charges of approximately $6 million related to ongoing disputes and settlements.

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

13. Segment Results

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has three reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The three reportable segments are Benefits Outsourcing, HR BPO and Consulting.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include information technology services, human resources, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, human resources, real estate management, and other support services, are assigned to the business segments based on usage and consumption factors. Certain unallocated costs, within finance, general counsel, management, client and market leadership, and corporate relations, are not allocated to the business segments and remain in unallocated shared service costs.

The table below summarizes the Company’s reportable segment results. Results for the prior year have been recast to be comparable to the current year presentation, primarily due to changes to the Company’s current organizational structure.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Benefits Outsourcing
Segment revenues before reimbursements	$383,867	$360,033	$787,205	$747,412
Segment income	85,608	69,274	205,789	148,102

HR BPO
Segment revenues before reimbursements	$140,445	$131,142	$288,716	$264,617
Segment loss	(18,159)	(60,589)	(45,423)	(102,800)

Consulting
Segment revenues before reimbursements	$260,620	$234,342	$514,994	$449,242
Segment income	24,731	28,305	61,167	59,431

Total Company
Segment revenues before reimbursements	$784,932	$725,517	$1,590,915	$1,461,271
Intersegment revenues	(11,833)	(9,314)	(23,973)	(18,437)

Revenues before reimbursements (net revenues)	773,099	716,203	1,566,942	1,442,834
Reimbursements	16,449	17,605	41,598	37,024

Total revenues	$789,548	$733,808	$1,608,540	$1,479,858

Segment income	$92,180	$36,990	$221,533	$104,733
Charges not recorded at the segment level:
Unallocated shared service costs	23,720	18,225	44,140	39,435

Operating income	$68,460	$18,765	$177,393	$65,298

14. Cash Flow Hedges

The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange. The Company currently uses cash flow hedges to hedge forecasted transactions with its India operations. The Company enters into non-deliverable forward exchange contracts expiring within 12 months as hedges of anticipated cash flows denominated in Indian rupees. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the Indian rupee.

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. At inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At March 31, 2008, all hedges were determined to be highly effective.

At March 31, 2008 the Company had net unrealized losses of $972 on derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing within 12 months, with a notional value of $77,423. The Company recorded deferred tax assets of $379 related to these derivatives. A total of $593 of deferred losses, net of tax, on derivative instruments at March 31, 2008 were accumulated in other comprehensive income. The entire amount is expected to be reclassified into earnings from other comprehensive income during the next 12 months.

During the three and six months ended March 31, 2008 the Company recorded net losses of $193 and $195, respectively, related to the settlement of forward contracts which were designated as cash flow hedges. These amounts have been classified together with the underlying hedged transactions in the consolidated statement of operations as compensation and related expenses.

15. Divestitures

On January 31, 2008, the Company sold the net assets of its Cyborg business (“Cyborg”). Cyborg was acquired in 2003 and provides licensed, processed, and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture is a part of the Company’s continued efforts to streamline its HR outsourcing service offerings. The Company recorded a pre-tax gain of $35,667 during the quarter ended March 31, 2008 as a result of the sale.

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

Overview

Second quarter net revenues, excluding third party supplier revenues and adjusting for the favorable effect of foreign currency translation of $14.5 million and the net unfavorable effect of acquisitions/divestiture of $1.5 million, increased 7.7% as compared to the prior-year period and was driven by growth across all segments. Human Resource Business Process Outsourcing (“HR BPO”) reported revenue strength in the quarter, primarily due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work. Also contributing to the increase in HR BPO revenue was a benefit of $6.4 million related to the resolution of a previously announced contract restructuring. Consulting revenue growth over the prior year resulted principally from Retirement and Financial Management services as well as Talent and Organizational Consulting services. Additionally, Benefits Outsourcing also reported higher revenue in the quarter due to an increase in project work, new client and organic revenue growth, partially offset by client losses, and a benefit of $4.4 million of revenue related to the resolution of a previously announced contract restructuring.

Operating income increased $49.7 million, or 264.8%, from the prior-year quarter. The increase was primarily due to an increase in revenue during the quarter of $55.7 million or 7.6%. The revenue growth was offset by higher operating expenses of $6.0 million or 0.8%, which includes a gain on the sale of our Cyborg business (“Cyborg”) of $35.7 million. Excluding this gain, operating expense increased $41.7 million, or 5.8%. This increase was mostly due to higher compensation and related expenses, as well as higher other operating expenses.

During the current quarter, we restructured one of our outsourcing contracts. In conjunction with the restructuring, we will transition back to the client certain HR BPO services and extend the Benefits Outsourcing services portion of the contract. We recorded a net charge of $15.9 million in the current quarter, in addition to a $4 million charge recorded in the previous quarter, mostly relating to transition costs. In addition, in the second quarter, we recorded additional charges of approximately $6 million related to ongoing disputes and settlements.

At March 31, 2008, we had a total of $135 million in long-term investments, which are comprised of available-for-sale auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to buyer availability. During February 2008, issues in the global credit and capital markets led to failed auctions with respect to all of our ARS. We used a discounted cash flow model to determine the estimated fair value of our ARS at March 31, 2008. As a result, we determined that there was a reduction in the fair value of our ARS and recorded an unrealized loss of $4.1 million ($2.5 million net of tax) within other comprehensive income, a component of stockholders’ equity. We believe that the current lack of liquidity relating to our ARS investments will not materially affect our ability to fund our ongoing operations and growth initiatives. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term investments on the consolidated balance sheet reflecting the Company’s inability to determine when these investments in ARS will become liquid.

During the quarter, we continued to repurchase our outstanding common shares. During the three months ended March 31, 2008, we repurchased approximately 6.1 million of our outstanding shares at an average price of $37.60, for a total of approximately $227.9 million. At March 31, 2008, we had approximately $168 million remaining under our current $750 million share repurchase authorization.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods. Results for the prior year have been recast to be comparable to the current year presentation.

Three Months Ended March 31, 2008 and 2007

Unaudited

	Three Months Ended March 31,			% of Net Revenues
(in thousands)	2008	2007	% Change	2008	2007
Revenues:
Net revenues (1)	$773,099	$716,203	7.9%
Reimbursements	16,449	17,605	(6.6)%

Total revenues	789,548	733,808	7.6%

Operating expenses:
Compensation and related expenses	522,026	482,686	8.2%	67.5	67.4
Asset impairment	2,070	2,659	(22.2)%	0.3	0.4
Reimbursable expenses	16,449	17,605	(6.6)%	2.1	2.5
Other operating expenses (1)	157,639	152,056	3.7%	20.4	21.2
Selling, general and administrative expenses	58,571	60,037	(2.4)%	7.6	8.4
Gain on sale of business	(35,667)	—	n/a	(4.6)	—

Total operating expenses	721,088	715,043	0.8%	93.3	99.8

Operating income	68,460	18,765	264.8%	8.9	2.6

Other income, net:
Interest expense	(4,241)	(5,263)	(19.4)%	(0.5)	(0.7)
Interest income	4,892	7,831	(37.5)%	0.6	1.1
Other income, net	620	888	(30.2)%	0.1	0.1

Total other income, net	1,271	3,456	(63.2)%	0.2	0.5

Income before income taxes	69,731	22,221	213.8%	9.0	3.1
Provision for income taxes	25,238	9,235	173.3%	3.3	1.3

Net income	$44,493	$12,986	242.6%	5.8%	1.8%

(1)	Net revenues include $9,157 and $18,603 of third party supplier revenues for the three months ended March 31, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues, excluding third party supplier revenues and adjusting for the favorable effect of foreign currency translation of $14.5 million and the net unfavorable effect of acquisitions/divestiture of $1.5 million, increased 7.7% as compared to the prior year. The increase in net revenues was driven by revenue growth across all segments, with HR BPO showing the largest increase. HR BPO revenue growth was primarily due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work. Also contributing to the increase in HR BPO revenue was a benefit of $6.4 million related to a contract restructuring. Consulting revenue growth is attributable to an increased demand for Retirement and Financial Management and Talent and Organizational Consulting services.

Benefits Outsourcing also contributed to the revenue growth primarily due to an increase in project work, new client and organic revenue growth, partially offset by client losses, and a benefit of $4.4 million of revenue related to the resolution of a contract restructuring. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses increased 8.2%, or $39.3 million. An increase in salary costs resulted from an increase in Consulting activities, including investments in associates and knowledge development, and higher performance-based compensation. Also contributing to the increase is higher severance expense, related to the resolution of a previously announced contract restructuring. Offsetting these increases were lower salary costs associated with global sourcing and other cost management.

Asset Impairment

The current year impairment charge of $2.1 million primarily resulted from the write-off of deferred set-up costs and capitalized software associated with certain client contracts. The prior year impairment charge of $2.7 million primarily resulted from the write-off of deferred set-up costs associated with certain clients.

Other Operating Expenses

The increase in other operating expense of $5.6 million is primarily due to real estate related costs of $5.9 million to exit and consolidate leased real estate during the second quarter and $2.1 million adjustment to the estimated fair value of a lease vacancy obligation recorded in the prior year. Also contributing to the increase is higher client service delivery charges, net of deferrals, of $6.7 million primarily related to the increased number of clients who are live with ongoing services and the impact of a previously announced contact restructuring. Offsetting the increases is a reduction in third party supplier costs of $9.0 million.

Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased $1.5 million, or 2.4%. In the second quarter of fiscal 2008 charges related to ongoing disputes and settlements with various clients of $14.4 million were recorded. A $12 million charge associated with the restructuring of one of our HR BPO contracts and a $4 million charge associated with the resolution of a legal dispute with a vendor were both recorded in the same prior-year period. Offsetting the prior year charges was a reduction to the allowance for doubtful accounts of $1.7 million.

Gain on Sale of Business

On January 31, 2008, we sold the Cyborg business. Cyborg was acquired in 2003 and provides licensed, processed, and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture is a part of our continued efforts to streamline our HR outsourcing service offerings. We recorded a pre-tax gain of $35.7 million during the quarter ended March 31, 2008 as a result of the sale.

Other Income, Net

Other income decreased by $2.2 million in the period due to lower interest income which was partially offset by lower interest expense. Lower interest income of $2.9 million resulted from lower average investment balances as compared to the prior-year period. Lower interest expense of $1.0 million related to lower average debt balances as compared to the prior-year period.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 36.2 % for the three months ended March 31, 2008, as compared to 41.6% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The current period’s lower effective tax rate compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items in the current period.

Six Months Ended March 31, 2008 and 2007

Unaudited

	Six Months Ended March 31,			% of Net Revenues
(in thousands)	2008	2007	% Change	2008	2007
Revenues:
Net revenues (1)	$1,566,942	$1,442,834	8.6%
Reimbursements	41,598	37,024	12.4%

Total revenues	1,608,540	1,479,858	8.7%

Operating expenses:
Compensation and related expenses	1,016,152	969,487	4.8%	64.8	67.2
Asset impairment	2,296	3,615	(36.5)%	0.1	0.3
Reimbursable expenses	41,598	37,024	12.4%	2.7	2.6
Other operating expenses (1)	298,170	305,936	(2.5)%	19.0	21.2
Selling, general and administrative expenses	108,598	98,498	10.3%	6.9	6.8
Gain on sale of business	(35,667)	—	n/a	(2.3)	—

Total operating expenses	1,431,147	1,414,560	1.2%	91.3	98.0

Operating income	177,393	65,298	171.7%	11.3	4.5

Other income, net:
Interest expense	(7,985)	(10,639)	(24.9)%	(0.5)	(0.7)
Interest income	13,490	14,775	(8.7)%	0.9	1.0
Other income, net	236	1,715	(86.2)%	—	0.1

Total other income, net	5,741	5,851	(1.9)%	0.4	0.4

Income before income taxes	183,134	71,149	157.4%	11.7	4.9
Provision for income taxes	74,694	28,098	165.8%	4.8	1.9

Net income	$108,440	$43,051	151.9%	6.9%	3.0%

(1)	Net revenues include $22,337 and $39,675 of third party supplier revenues for the six months ended March 31, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues, excluding third party supplier revenues and adjusting for the favorable effects of foreign currency translation and net acquisitions/divestiture of $31.8 million and $2.2 million, respectively, increased 7.7% as compared to the prior year. The increase in net revenues was driven by revenue growth across all segments, with Consulting showing the largest increase to date. Consulting revenue growth was attributed to an increased demand for Retirement and Financial Management and Talent and Organizational Consulting services. HR BPO revenue growth was primarily due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volume. Also contributing to the increase in HR BPO revenue was the benefit of $14.1 million related to the resolution of two contract restructurings. Benefits Outsourcing also contributed to the revenue growth primarily due to an increase in project work, new client and organic revenue growth, and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses increased 4.8%, or $46.7 million. An increase in salary costs resulted from an increase in Consulting activities and higher performance-based compensation. Offsetting these increases were lower salary costs associated with global sourcing and other cost management efforts and a decrease in severance expense, related to prior restructuring actions.

Asset Impairment

The current year impairment charge of $2.3 million primarily resulted from the write-off of deferred set-up costs and capitalized software associated with certain client contracts. The prior year impairment charge of $3.6 million primarily resulted from the write-off of deferred set-up costs associated with certain clients.

Other Operating Expenses

The decrease in other operating expense of $7.8 million is primarily due to lower infrastructure costs, in addition to a reduction in third party supplier costs of $16.2 million. Offsetting the decrease is higher real estate related costs which includes $5.9 million to exit and consolidate leased real estate during the second quarter and $2.1 million adjustment to the estimated fair value of a lease vacancy obligation recorded in the prior year. Also offsetting the decrease is higher client service delivery charges, net of deferrals, of $7.7 million primarily related to the increased number of clients who are live with ongoing services and the impact of two previously announced contract restructurings.

SG&A

The increase in SG&A of $10.1 million is primarily attributable to charges related to ongoing disputes and settlements with various clients of approximately $21 million. Additionally, $1.9 million of costs related to an annual marketing event for the Company’s clients and a reduction in the prior year to the allowance for doubtful accounts of $1.7 million contributed to the increase. A $12 million charge associated with the restructuring of one of our HR BPO contracts and a $4 million charge associated with the resolution of a legal dispute with a vendor were both recorded in the same prior-year period.

Gain on Sale of Business

On January 31, 2008, we sold the Cyborg business. Cyborg was acquired in 2003 and provides licensed, processed, and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture is a part of the Company’s continued efforts to streamline its HR outsourcing service offerings. The Company recorded a pre-tax gain of $35.7 million during the quarter ended March 31, 2008 as a result of the sale.

Other Income, Net

Other income decreased by $0.1 million in the period due to lower other income and interest income which was partially offset by lower interest expense. Lower other income of $1.5 million resulted from lower gains realized on the sale of investments and lower gains on foreign currency transactions as compared to the prior-year period. Lower interest income of $1.3 million resulted from lower average investment balances as compared to the prior-year period. Lower interest expense of $2.6 million related to lower average debt balances and also higher capitalized interest as compared to the prior-year period.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 40.8% for the six months ended March 31, 2008, as compared to 39.5% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The current period’s higher effective tax rate compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items in the current period.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion. Results for the prior year have been recast to be comparable to the current year presentation, primarily due to changes to the Company’s current organizational structure.

Reconciliation of Segment Results to Total Company Results

Three Months Ended March 31, 2008 and 2007

Unaudited

	Three Months Ended March 31,
($ in thousands)	2008	2007	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$383,867	$360,033	6.6%
Segment income	85,608	69,274	23.6%
Segment income as a percentage of segment revenues	22.3%	19.2%

HR BPO
Segment revenues before reimbursements (1)	$140,445	$131,142	7.1%
Segment loss	(18,159)	(60,589)	70.0%
Segment loss as a percentage of segment revenues	(12.9)%	(46.2)%

Consulting
Segment revenues before reimbursements	$260,620	$234,342	11.2%
Segment income	24,731	28,305	(12.6)%
Segment income as a percentage of segment revenues	9.5%	12.1%

Total Company
Segment revenues before reimbursements (1)	$784,932	$725,517	8.2%
Intersegment revenues	(11,833)	(9,314)	27.0%

Revenues before reimbursements (net revenues)	773,099	716,203	7.9%
Reimbursements	16,449	17,605	(6.6)%

Total revenues	$789,548	$733,808	7.6%

Segment income	$92,180	$36,990	149.2%
Unallocated shared service costs	23,720	18,225	30.2%

Operating income	$68,460	$18,765	264.8%

(1)	HR BPO net revenues include $9,157 and $18,603 of third party supplier revenues for the three months ended March 31, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the favorable impact of foreign currency translation of $1.6 million and acquisitions of $2.7 million, increased 5.4%. The increase in revenue is primarily a result of an increase in project work, new client and organic revenue growth, partially offset by client losses, as compared to the prior-year period and a benefit of $4.4 million of revenue related to the resolution of an HR BPO contract restructuring.

Benefits Outsourcing operating income increased 23.6% as compared to the prior year. Growth was mostly due to an increase from the prior year in higher margin project work, lower infrastructure costs, and lower salary costs related to global sourcing and other cost management efforts. This growth was partially offset by an increase in contractor costs and operating expense related to several large, complex clients that went live with ongoing services. The current year includes a benefit of $2.1 million related to the previously announced restructuring of an HR BPO contract.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $3.9 million and the impact of $5.3 million from the sale of Cyborg, increased 19.1%. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work. Also contributing to the increase was a benefit of $6.4 million related to the resolution of a contract restructuring.

HR BPO operating loss decreased 70.0% as compared to the prior-year period. The decrease in the loss was primarily due to lower operating expense which included a gain on the sale of Cyborg of $35.7 million. An increase in revenue, net of corresponding compensation expenses, and expense efficiency related to offshoring and infrastructure cost management efforts also contributed to the improvement. The current year includes net charges of $18 million related to the previously announced restructuring of an HR BPO contract as compared to $12 million of charges recorded in the prior year related to the restructuring of a client contract. The current year also reflects charges related to ongoing disputes and settlements with various clients of $2.8 million.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $9.0 million and acquisitions of $1.0 million, increased 6.9%. The majority of this growth resulted from increased demand in North America for Retirement and Financial Management consulting, in particular, driven by funding legislation and ongoing pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting in Asia-Pacific as well as health management services in the U.S.

Segment income decreased 12.6% as compared to the same prior-year. The decrease in segment income was due to higher compensation expense related to accelerated recruiting efforts and knowledge development and charges related to real estate restructurings that more than offset the increased revenue.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated cost increased 30.2%, primarily a result of a prior-year reduction to the allowance for doubtful accounts, the timing impact of certain compensation related expenses, and real estate related costs.

Six Months Ended March 31, 2008 and 2007

Unaudited

	Six Months Ended March 31,
($ in thousands)	2008	2007	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$787,205	$747,412	5.3%
Segment income	205,789	148,102	39.0%
Segment income as a percentage of segment revenues	26.1%	19.8%

HR BPO
Segment revenues before reimbursements (1)	$288,716	$264,617	9.1%
Segment loss	(45,423)	(102,800)	55.8%
Segment loss as a percentage of segment revenues	(15.7)%	(38.8)%

Consulting
Segment revenues before reimbursements	$514,994	$449,242	14.6%
Segment income	61,167	59,431	2.9%
Segment income as a percentage of segment revenues	11.9%	13.2%

Total Company
Segment revenues before reimbursements (1)	$1,590,915	$1,461,271	8.9%
Intersegment revenues	(23,973)	(18,437)	30.0%

Revenues before reimbursements (net revenues)	1,566,942	1,442,834	8.6%
Reimbursements	41,598	37,024	12.4%

Total revenues	$1,608,540	$1,479,858	8.7%

Segment income	$221,533	$104,733	111.5%
Unallocated shared service costs	44,140	39,435	11.9%

Operating income	$177,393	$65,298	171.7%

(1)	HR BPO net revenues include $22,337 and $39,675 of third party supplier revenues for the six months ended March 31, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the favorable impact of foreign currency translation of $3.8 million and acquisitions of $5.8 million, increased 4.1%. The increase in revenue is primarily a result of an increase in project work as compared to the prior-year period and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings.

Benefits Outsourcing operating income increased 39.0% as compared to the prior year. Growth was mostly due to an increase from the prior year in higher margin project work, a decrease in compensation expense associated with lower severance and lower salary costs related to global sourcing, and other infrastructure cost management efforts. This growth was partially offset by higher contractor costs and operating expense related to several large, complex clients that went live with ongoing services, as well as higher performance-based compensation. The current year includes a benefit of $4.3 million related to the previously announced restructurings of two HR BPO contracts.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $8.0 million and the impact of $5.3 million from the sale of Cyborg, increased 17.8%. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volumes. Also contributing to the increase was the benefit of $14.1 million related to the resolution of two contract restructurings.

HR BPO operating loss decreased 55.8% as compared to the prior-year period. The decrease in the loss was primarily due to lower operating expense which included a gain on the sale of Cyborg of $35.7 million. Lower salary costs associated with global sourcing and other infrastructure cost management efforts also contributed to the improvement. Additionally, an increase in revenue, net of corresponding compensation expenses also contributed to the decreased operating loss. The current year includes net charges of $14.9 million related to the previously announced restructurings of two HR BPO contracts as compared to $12 million of charges recorded in the prior year related to the restructuring of a client contract. The current year also reflects charges related to ongoing disputes and settlements with various clients of $5 million.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $20.1 million and acquisitions of $1.8 million, increased 9.8%. The majority of this growth resulted from increased demand in Europe and North America for Retirement and Financial Management consulting, in particular, driven by funding legislation and ongoing pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting across all major geographies, as well as strong demand for health management services in the U.S.

Segment income increased 2.9% as compared to the same prior-year period. Revenue growth was offset by higher compensation expense driven by increased wages, including accelerated recruiting efforts and knowledge development, and performance-based incentives. Also offsetting the increase is higher other operating expenses, mostly due to charges related to real estate restructurings.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated cost increased 11.9%, primarily due to a prior-year reduction to the allowance for doubtful accounts, the timing impact of certain compensation related expenses, and increased real estate related costs, partially offset by lower costs due to severance expense incurred in the prior year related to restructuring actions.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007. Refer to Note 9 for further discussion.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective October 1, 2007, as required and accordingly, we recorded a $12,692 cumulative adjustment, net of tax, to decrease retained earnings on October 1, 2007. The annual impact to earnings of this accounting change is not expected to be significant.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to debt and equity capital markets.

Summary of Cash Flows	Six Months Ended March 31,
(in thousands)	2008	2007
Cash provided by operating activities	$37,347	$77,908
Cash provided by (used in) investing activities	22,657	(47,427)
Cash used in financing activities	(250,012)	(27,808)
Effect of exchange rates on cash	891	4,385

Net (decrease) increase in cash and cash equivalents	(189,117)	7,058
Cash and cash equivalents at beginning of period	378,743	138,928

Cash and cash equivalents at end of period	$189,626	$145,986

Working capital, defined as current assets less current liabilities, was $169 million and $535 million at March 31, 2008 and September 30, 2007, respectively.

The decrease in cash provided by operating activities was primarily due to a higher level of performance-based compensation offset by higher net income as compared to the prior-year period.

The increase in cash provided by investing activities was primarily due to increased proceeds from the sale of investments, utilized to fund the higher performance-based compensation and the Company’s share repurchase program, and cash received from the sale of Cyborg. Offsetting the increase is higher purchases of investments, an acquisition, and higher additions to property and equipment.

The increase in cash used in financing activities was primarily due to an increase in share repurchases relating to the Company’s share repurchase program partially offset by an increase in short-term borrowings and the proceeds from the exercise of stock options. The Company repurchased approximately 10.7 million of its outstanding shares at an average price of $37.34, for a total of approximately $398.2 million, during the current year. An increase in short-term borrowings was also used to finance the share repurchase program and fund an acquisition.

At March 31, 2008, the Company had a total of $135.3 million in long-term investments, which are comprised of ARS. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. Since then, all of the Company’s outstanding ARS at March 31, 2008 of $139.4 million par value investments were subject to failed auctions. The Company used a discounted cash flow model to determine the estimated fair value of its ARS at March 31, 2008. As a result, the Company determined that there was a reduction in the fair value of its ARS and recorded an unrealized loss of $4.1 million ($2.5 million net of tax) within other comprehensive income, a component of stockholders’ equity. The Company believes that the current lack of liquidity relating to its ARS investments will not have a material impact on its ability to fund its ongoing operations and growth initiatives.

As of March 31, 2008, the Company’s ARS portfolio included approximately 97% federally insured student loan backed securities. The Company’s ARS portfolio is comprised of 100% Aaa/AAA rated investments by Moody’s and S&P, respectively.

Because the impairments in fair values have been relatively short in duration and minor in amounts, and given the Company’s ability and intent to hold these investments until they fully recover in value (including until contractual maturity if necessary), the impairment is considered to be temporary. However, the Company will reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations, which could materially adversely impact its results of operations and financial condition. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term investments on the consolidated balance sheet reflecting the Company’s inability to determine when its investments in ARS will become liquid.

At March 31, 2008, the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of March 31, 2008 was approximately $128 million. During the second quarter of fiscal 2008 we borrowed $90 million against one of these facilities and used the proceeds to increase our cash position to add financial flexibility. The interest rate on this borrowing is LIBOR plus 40 basis points.

We believe the cash on hand, together with funds from operations, other current assets, existing credit facilities and access to debt and equity capital markets will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the six months ended March 31, 2008.

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

•

We may not be able to liquidate our auction rate securities (“ARS”) at carrying value, which may result in an impairment of the fair value of these securities and may have an impact on our ability to fund our ongoing operations and growth initiatives. Refer to Note 4 of the consolidated financial statements for more information related to our auction rate securities.

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

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge approximately 65% of future exposures. As of March 31, 2008, the Company was a party to foreign currency derivative instruments related to exposures in fluctuations in the Indian rupee for approximately 64% of forecasted transactions of approximately $133 million for the next twelve months. A 10% change in the exchange rate on the related exposure will result in an increase or decrease of related expenses of approximately $13 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $9 million on settlement of the derivative instruments. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2007.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is in active discussions with a number of its HR BPO clients to renegotiate the terms of their contracts. In December 2007, the Company reached settlement with one of these clients and incurred a charge of $15 million, which was previously reserved. The Company paid this settlement during the first quarter.

In March 2008, the Company restructured an outsourcing contract. In conjunction with the restructuring, the Company will transition back to the client certain HR BPO services and extend the Benefits Outsourcing services portion of the contract. The Company recorded a net charge of $15.9 million in the current quarter, in addition to a $4 million charge recorded in the previous quarter, mostly relating to transition costs.

In addition, in the second quarter, the Company recorded additional charges of approximately $6 million related to ongoing disputes and settlements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 – 31, 2008 (1)
Class A	2,686,492	$35.92	2,684,900	$299,636,486
February 1 – 29, 2008 (1)
Class A	2,286,786	$38.78	2,282,400	$211,107,355
March 1 – 31, 2008 (1)
Class A	1,093,700	$39.25	1,093,700	$168,184,386

Total Shares Purchased:
Class A	6,066,978	$37.60	6,061,000	$168,184,386

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for January 1, 2008 through March 31, 2008 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the second quarter of fiscal year 2007, the board of directors authorized the Company to repurchase up to $750 million of its outstanding common shares through January 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Stockholders was held on January 30, 2008. There were present at the meeting, either in person or by proxy, holders of 99,275,335 shares of common stock. The following persons were elected to the Company’s Board of Directors as Class III directors to hold office until the expiration of their terms in 2011. The votes cast for each Director were as follows:

Nominee	For	Withheld
Russell P. Fradin	95,860,914	3,414,421

Cheryl A. Francis	96,440,062	2,835,273

Alex J. Mandl	94,589,147	4,686,188

Thomas J. Neff	94,384,443	4,890,892

In addition to the Directors listed above, Directors who are continuing in their term of office are: Julie S. Gordon, Michele M. Hunt, Cary D. McMillan, Steven A. Denning, Michael E. Greenlees, and Steven P. Stanbrook.

The results of the other matters voted upon at the Annual Meeting were as follows:

•	Approval of the Amended and Restated Global Stock and Incentive Compensation Plan. For – 51,683,552, Against – 29,239,226, Abstain – 2,966,210.

•

Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending on September 30, 2008. For – 96,444,323, Against – 839,897, Abstain – 1,991,115.

Item 6.	Exhibits

a. Exhibits.

10.1	Fourth Amendment to Credit Agreement dated as of March 10, 2008 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: May 8, 2008	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)