Form 10-Q
period 2008-06-30
HEWITT ASSOCIATES INC
filed 2008-08-07
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at June 30, 2008
Class A Common Stock - $0.01 par value	97,409,399

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$275,208	$378,743
Short-term investments	—	216,726
Client receivables and unbilled work in process, less allowances of $21,626 and $18,933 at June 30, 2008 and September 30, 2007, respectively	662,400	632,011
Prepaid expenses and other current assets	102,608	86,683
Funds held for clients	118,703	133,163
Deferred income taxes, net	45,019	32,533

Total current assets	1,203,938	1,479,859

Non-Current Assets:
Deferred contract costs, net	369,205	372,363
Property and equipment, net	377,970	355,907
Other intangible assets, net	200,435	196,133
Goodwill	335,104	319,314
Long-term investments	127,598	—
Other non-current assets, net	67,347	31,962

Total non-current assets	1,477,659	1,275,679

Total Assets	$2,681,597	$2,755,538

LIABILITIES
Current Liabilities:
Accounts payable	$23,530	$21,304
Accrued expenses	175,310	212,097
Funds held for clients	118,703	133,163
Advanced billings to clients	169,213	170,131
Accrued compensation and benefits	343,344	353,265
Short-term debt	131,059	30,369
Current portion of long-term debt and capital lease obligations	22,109	24,222

Total current liabilities	983,268	944,551

Non-Current Liabilities:
Deferred contract revenues	291,686	271,359
Debt and capital lease obligations, less current portion	265,791	233,465
Other non-current liabilities	194,861	165,264
Deferred income taxes, net	114,282	102,887

Total non-current liabilities	866,620	772,975

Total Liabilities	$1,849,888	$1,717,526

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 128,977,989 shares issued, 97,409,399 and 107,126,309 shares outstanding, as of June 30, 2008 and September 30, 2007, respectively	$1,290	$1,277
Additional paid-in capital	1,547,829	1,472,409
Cost of common stock in treasury, 31,568,590 and 20,545,944 shares of Class A common stock as of June 30, 2008 and September 30, 2007, respectively	(1,009,391)	(597,200)
Retained earnings	175,006	38,144
Accumulated other comprehensive income, net	116,975	123,382

Total stockholders’ equity	831,709	1,038,012

Total Liabilities and Stockholders’ Equity	$2,681,597	$2,755,538

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Revenues before reimbursements (net revenues)	$777,758	$727,982	$2,344,700	$2,170,816
Reimbursements	16,821	14,330	58,419	51,354

Total revenues	794,579	742,312	2,403,119	2,222,170

Operating expenses:
Compensation and related expenses	500,714	455,069	1,516,865	1,424,555
Asset impairment	200	2,996	2,496	6,612
Reimbursable expenses	16,821	14,330	58,419	51,354
Other operating expenses	143,538	149,024	441,707	454,959
Selling, general and administrative expenses	52,125	48,521	160,725	147,020
Gain on sale of business	—	—	(35,667)	—

Total operating expenses	713,398	669,940	2,144,545	2,084,500

Operating income	81,181	72,372	258,574	137,670

Other income, net:
Interest expense	(5,673)	(3,861)	(13,658)	(14,500)
Interest income	4,053	7,131	17,543	21,906
Other income (expense), net	5,598	(682)	5,834	1,033

Total other income, net	3,978	2,588	9,719	8,439

Income before income taxes	85,159	74,960	268,293	146,109

Provision for income taxes	37,009	27,455	111,703	55,553

Net income	$48,150	$47,505	$156,590	$90,556

Earnings per share:
Basic	$0.50	$0.44	$1.57	$0.83
Diluted	$0.48	$0.43	$1.51	$0.82

Weighted average shares:
Basic	96,534,101	107,331,262	100,008,744	108,519,023
Diluted	101,939,390	112,496,542	105,118,735	111,059,224

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$156,590	$90,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	129,033	137,101
Gain on sale of business	(35,667)	—
Asset impairment	2,496	6,612
Share-based compensation	38,446	31,439
Deferred income taxes	2,045	11,933
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(26,360)	34,285
Prepaid expenses and other current assets	(16,244)	(18,864)
Deferred contract costs	(76,768)	(106,222)
Other assets	(24,218)	866
Accounts payable	1,516	(9,532)
Accrued compensation and benefits	(32,007)	17,077
Accrued expenses	(39,068)	(3,597)
Advanced billings to clients	8,314	(1,263)
Deferred contract revenues	81,631	76,773
Other long-term liabilities	(8,624)	(9,176)

Net cash provided by operating activities	161,115	257,988
Cash flows from investing activities:
Purchases of investments	(426,675)	(170,044)
Proceeds from sales of investments	511,614	189,207
Additions to property and equipment	(79,780)	(62,844)
Cash paid for acquisitions and transaction costs, net of cash acquired	(53,187)	(2,194)
Cash received for sale of business	42,420	—

Net cash used in investing activities	(5,608)	(45,875)

Cash flows from financing activities:
Proceeds from the exercise of stock options	31,706	35,417
Excess tax benefits from the exercise of share-based awards	3,790	1,058
Proceeds from short-term borrowings	137,829	76,970
Proceeds from long-term borrowings	39,751	—
Repayments of short-term borrowings, capital leases and long-term debt	(62,408)	(97,927)
Purchase of Class A common shares for treasury	(412,191)	(126,955)

Net cash used in financing activities	(261,523)	(111,437)

Effect of exchange rate changes on cash and cash equivalents	2,481	7,346

Net (decrease) increase in cash and cash equivalents	(103,535)	108,022

Cash and cash equivalents, beginning of period	378,743	138,928

Cash and cash equivalents, end of period	$275,208	$246,950

Supplementary disclosure of cash paid during the period:
Interest paid	$13,362	$16,923
Income taxes paid	$117,154	$69,057
Schedule of non-cash financing activities:
Capital leases	$13,185	$—

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 will become effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal year 2010). The Company is currently evaluating the potential impact, if any, of SFAS No. 161 on its consolidated financials statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended June 30, 2008:

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2007	$48,380	$270,934	$319,314
Additions	—	51,592	51,592
Adjustment and reclassification	(19,790)	(15,055)	(34,845)
Effect of changes in foreign exchange rates	1,010	(1,967)	(957)

Balance at June 30, 2008	$29,600	$305,504	$335,104

The additions and adjustments and reclassifications to goodwill in Consulting relate to the March and April 2008 acquisitions of Talent and Organizational Consulting businesses. The Company expects to finalize the opening balance sheet related to these acquisitions by the end of the second quarter and third quarter of fiscal 2009. The adjustment and reclassification from goodwill in Benefits Outsourcing during the nine months ended June 30, 2008 pertains to adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. The Company expects to finalize the opening balance sheet related to this acquisition during the fourth quarter of the current year.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at June 30, 2008 and September 30, 2007:

	June 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$17,897	$14,692	$3,205	$15,548	$14,498	$1,050
Core technology	40,199	15,067	25,132	25,499	12,572	12,927
Customer relationships	258,306	86,208	172,098	256,024	73,868	182,156

Total	$316,402	$115,967	$200,435	$297,071	$100,938	$196,133

The increase in the gross carrying amount of core technology pertains to adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. The increase in the gross carrying amount of customer relationships primarily pertains to adjustments to the opening balance sheet related to the March and April 2008 acquisitions of Talent and Organizational Consulting businesses and the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007, partially offset by the divestiture of the Company’s Cyborg business. Refer to Note 15 for additional information on divestitures.

Amortization expense related to definite useful life assets for the three and nine months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Trademarks and tradenames	$359	$480	$434	$1,845
Core technology	356	1,293	2,495	3,680
Customer relationships	6,996	6,797	21,193	20,460

Total	$7,711	$8,570	$24,122	$25,985

4. Investments

At June 30, 2008, the Company had a total of $127,598 in long-term investments, which are comprised of available-for-sale auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. During the second and third quarter, all of the Company’s outstanding ARS were subject to failed auctions. In the third quarter, $6,500 of the Company’s ARS issues were called at par. At June 30, 2008, the Company’s ARS portfolio had a fair value of $127,598 and a par value of $132,900. The Company used a discounted cash flow model to determine the estimated fair value of its ARS at June 30, 2008. As a result, the Company determined that there was a reduction in the fair value of its ARS and recorded an unrealized loss of $5,302 ($3,235 net of tax) within other comprehensive income, a component of stockholders’ equity. The Company believes that the current lack of liquidity relating to its ARS investments will not materially affect its ability to fund its ongoing operations and growth initiatives.

As of June 30, 2008, approximately 97% of the Company’s ARS portfolio was comprised of federally insured student loan backed securities and 91% of the Company’s ARS portfolio was comprised of Aaa/AAA rated investments by Moody’s and S&P, respectively.

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

At September 30, 2007, the Company had a total of $216,726 of ARS classified as short-term investments.

5. Severance Accrual

As of June 30, 2008, the Company has estimated its severance obligations to be $14,202 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43.” The Company recorded charges of $11,145 in the third quarter and made payments of $109 related to those charges during the third quarter. The Company’s severance policy provides that the affected employees are entitled to receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. The Company recorded adjustments of $5,186 during the nine months ended June 30, 2008 primarily relating to higher than expected attrition and redeployment of associates to other positions.

The following table summarizes the activity in the severance accrual for the nine months ended June 30, 2008:

	September 30, 2007	Additions	Payments	Adjustments	June 30, 2008
Severance Accrual	$10,661	$16,405	$(7,678)	$(5,186)	$14,202

The additions and adjustments were recorded in compensation and related expenses within the consolidated statements of operations. The Company anticipates that the remaining accrual will be paid out by the second quarter of fiscal 2009.

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

During the second quarter of fiscal 2008, the Company recorded expense of $5,934 related to the exit and consolidation of a certain facility in the U.S. The charge consisted of $5,570 for recognition of the fair values of lease vacancy obligations. Additionally, prepaid rents of $364 were reversed. The net cost was recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO, and Consulting segments in the amounts of $321, $436, and $4,016, respectively; $1,161 was recorded to shared services and was not allocated to the segments.

During the third quarter of fiscal 2008, the Company recorded expense of $894 related to the exit and consolidation of a certain facility in the Netherlands. The charge was for recognition of the fair values of lease vacancy obligations. The cost was recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing and Consulting segments in the amounts of $599 and 295, respectively.

The following table summarizes the activity in the restructuring reserves for the nine months ended June 30, 2008:

	September 30, 2007	Additions	Payments, net	Adjustments	June 30, 2008
Real estate lease restructuring	$20,887	$6,464	$(11,418)	$2,282	$18,215

The Company recorded an adjustment of $2,114 during the nine months ended June 30, 2008 relating to a revision in the estimated fair value of a lease vacancy obligation and such amount was reflected as a reduction in other operating expenses. Also included in the adjustments are the effect of foreign currency translation and the accretion of fair values.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018.

In connection with the 2005 Exult merger, the Company formulated facility exit and severance strategies. The Company recorded $13,721 of estimated liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. The accrued obligation was $2,140 and $3,132 as of June 30, 2008 and September 30, 2007, respectively. All severance amounts were paid out as of September 30, 2006. Lease termination costs are expected to be paid by October 2011.

7. Share-Based Compensation

The Company recorded pre-tax share-based compensation expense of $15,817 and $8,742 during the three months ended June 30, 2008 and 2007, respectively, and $38,446 and $31,439 during the nine months ended June 30, 2008 and 2007, respectively, related to the Company’s nonqualified stock options, restricted stock, and restricted stock units. During the third quarter of fiscal 2007, the Company reduced share-based compensation expense by $4,505 related to adjustments to the forfeiture rate used to record share-based compensation.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, and cash-based awards; employees can also receive incentive stock options. The Plan was amended in January 2008 to increase the number of shares of Class A common stock authorized and reserved for issuance thereunder by 7,000,000 shares. As of June 30, 2008, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of June 30, 2008, there were 7,977,520 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity during the nine months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	Restricted Stock / Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock / Restricted Stock Units	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of fiscal year	3,135,822	$25.62	2,370,858	$25.95
Granted	1,485,717	$37.49	2,528,652	$25.42
Vested	(123,847)	$25.97	(144,450)	$25.83
Forfeited	(281,812)	$28.25	(466,776)	$25.94

Shares outstanding at end of period	4,215,880	$29.62	4,288,284	$25.64

Stock Options

The following table summarizes stock option activity during the nine months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	7,611,095	$24.12	9,664,292	$23.73
Granted	761,620	$37.53	922,150	$25.54
Exercised	(1,339,082)	$23.69	(1,573,059)	$22.51
Forfeited	(82,916)	$27.16	(141,584)	$24.82
Expired	(51,050)	$23.48	(389,881)	$25.85

Outstanding at end of period	6,899,667	$25.66	8,481,918	$24.04

Exercisable options at end of period	5,368,844	$24.00	6,753,175	$23.80

The weighted average estimated fair value of employee stock options granted during the nine months ended June 30, 2008 and 2007 was $12.82 and $9.69 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock on the grant date.

The fair value used to determine compensation expense for options granted during the nine months ended June 30, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Expected volatility	26.61%	28.16%
Risk-free interest rate	3.84%	4.41%
Expected life	6.04	6.23
Dividend yield	0%	0%

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

The components of net periodic pension benefit costs for the three and nine months ended June 30, 2008 and 2007 include:

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$2,984	$3,108	$9,640	$9,225
Interest cost	2,810	2,323	8,423	6,870
Expected return on plan assets	(3,024)	(2,284)	(9,083)	(6,778)
Unrecognized prior service cost / (credit)	21	(11)	66	(33)
Unrecognized (gain) / loss	(7)	58	(21)	172

Net periodic benefit cost	$2,784	$3,194	$9,025	$9,456

During the three and nine months ended June 30, 2008, contributions of $4,888 and $16,147, respectively, were made by the Company to the pension plans.

The components of net periodic health benefit costs for the three and nine months ended June 30, 2008 and 2007 include:

	Health Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$50	$3	$149	$9
Interest cost	214	200	641	600
Unrecognized prior service cost	—	—	1	1
Unrecognized loss	43	51	129	152

Net periodic benefit cost	$307	$254	$920	$762

9. Income Taxes

The Company’s consolidated effective income tax rate is 43.5% and 36.6% for the three months ended June 30, 2008 and 2007, respectively, and 41.6 % and 38.0% for the nine months ended June 30, 2008 and 2007, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The higher effective tax rate in the current period compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items (including prior year return to provision adjustments and interest on FIN 48 liabilities) in the current period which increased the current period effective rate. The Company included interest and penalties of $1,037 and $1,879 for the three and nine months ended June 30, 2008, respectively, in the provision for income tax in the consolidated statement of operations.

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

In conjunction with the adoption of FIN 48, uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid within one year. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income tax in the consolidated statements of operations. As of June 30, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $14,385.

As of June 30, 2008, the Company was subject to examination in the U.S. federal tax jurisdiction for the 2004-2006 tax years. The Company was also subject to examination in various state and foreign jurisdictions for the 2004 and 2005 tax years, none of which were individually material. The Company has filed an appeal with the Internal Revenue Service (“IRS”) for the 2003 income tax examination. The Company believes that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Earnings per share – basic:
Net income as reported	$48,150	$47,505	$156,590	$90,556
Weighted-average number of shares of common stock for basic	96,534,101	107,331,262	100,008,744	108,519,023
Earnings per share – basic	$0.50	$0.44	$1.57	$0.83

Earnings per share – diluted:
Net income as reported	$48,150	$47,505	$156,590	$90,556
Plus: Income impact of assumed conversions:
Interest on convertible debt securities	587	587	1,761	—

Net income for per share calculation	$48,737	$48,092	$158,351	$90,556

Weighted-average number of shares of common stock for basic	96,534,101	107,331,262	100,008,744	108,519,023
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,624,550	1,458,291	1,323,143	1,511,458
Unexercised stock options	1,904,991	1,836,241	1,914,085	1,028,743
Convertible debt	1,870,748	1,870,748	1,870,748	—
Unexercised warrants	5,000	—	2,015	—

Weighted-average number of shares of common stock for diluted	101,939,390	112,496,542	105,118,735	111,059,224

Earnings per share – diluted	$0.48	$0.43	$1.51	$0.82

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and nine months ended June 30, 2008 and 2007, but the weighted-average convertible shares were not included in the computation of diluted earnings per share for the nine months ended June 30, 2007 because the effect of including the convertible debt securities would have been antidilutive. Warrants to sell 200,000 shares of Class A common stock were outstanding in the three and nine months ended June 30, 2008 and 2007, but the warrants were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2007 because the effect of including the warrants would have been antidilutive. Of the outstanding stock options as of June 30, 2008 and 2007, 10,000 and 63,169 weighted average shares for each quarter and 68,992 and 1,183,522 for each nine month period, respectively, were not included in the computation of diluted earnings per share because the effects of including the stock options would have been antidilutive.

11. Other Comprehensive Income, Net

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$48,150	$47,505	$156,590	$90,556
Other comprehensive income:
Foreign currency translation adjustments	(1,003)	19,233	718	41,785
Unrealized (losses) gains on investments	(717)	(9)	(3,235)	8
Net unrealized loss on cash flow hedges	(3,436)	—	(4,029)	—
Benefit plans – SFAS 158	23	—	139	—

Total comprehensive income	$43,017	$66,729	$150,183	$132,349

At June 30, 2008 the Company recorded an unrealized loss of $5,302 ($3,235 net of tax) relating to its ARS. Refer to Note 4 for more information on ARS.

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

In March 2008, the Company restructured an outsourcing contract. In conjunction with the restructuring, the Company will transition back to the client certain HR BPO services and extend the Benefits Outsourcing services portion of the contract. The Company recorded a net charge of $15.9 million in the second quarter, in addition to a $4 million charge recorded in the first quarter, mostly relating to transition costs. During the third quarter, the Company recorded an adjustment to these charges of $1.9 million.

During the nine months ended June 30, 2008, the Company recorded additional net charges of approximately $17 million related to ongoing disputes and settlements.

The Company is involved in a dispute with Philips Electronics UK Limited regarding a claim that the Company failed to properly value certain discretionary benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in Birmingham England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, an employee of the Company. The suit claims damages of up to £103 million ($204 million at August 1, 2008). The Company believes that it has valid defenses to Philip’s assertions and intends to defend vigorously any claim. The Company has reserved $5 million related to the dispute.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Benefits Outsourcing
Segment revenues before reimbursements	$374,995	$358,664	$1,162,200	$1,106,063
Segment income	92,913	95,114	298,701	243,217

HR BPO
Segment revenues before reimbursements	$130,996	$138,497	$419,712	$403,132
Segment loss	(16,234)	(37,215)	(61,657)	(139,991)

Consulting
Segment revenues before reimbursements	$283,496	$240,868	$798,490	$690,103
Segment income	32,700	40,199	93,867	99,631

Total Company
Segment revenues before reimbursements	$789,487	$738,029	$2,380,402	$2,199,298
Intersegment revenues	(11,729)	(10,047)	(35,702)	(28,482)

Revenues before reimbursements (net revenues)	777,758	727,982	2,344,700	2,170,816
Reimbursements	16,821	14,330	58,419	51,354

Total revenues	$794,579	$742,312	$2,403,119	$2,222,170

Segment income	$109,379	$98,098	$330,911	$202,857
Charges not recorded at the segment level:
Unallocated shared service costs	28,198	25,726	72,337	65,187

Operating income	$81,181	$72,372	$258,574	$137,670

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

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. At inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At June 30, 2008, all hedges were determined to be highly effective.

At June 30, 2008, the Company had net unrealized losses of $6,605 on derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing within 12 months, with a notional value of $80,831. The Company recorded deferred tax assets of $2,576 related to these derivatives. A total of $4,029 of deferred losses, net of tax, on derivative instruments at June 30, 2008 were accumulated in other comprehensive income. The entire amount is expected to be reclassified into earnings from other comprehensive income during the next 12 months.

During the three and nine months ended June 30, 2008, the Company recorded net losses of $1,382 and $1,576, respectively, related to the settlement of forward contracts which were designated as cash flow hedges. These amounts have been classified together with the underlying hedged transactions in the consolidated statement of operations as compensation and related expenses.

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

We use the terms “Hewitt”, “the Company”, “we”, “us”, and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2008” or “fiscal 2008” means the twelve-month period that ends September 30, 2008. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in thousands of U.S. dollars unless otherwise noted. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

Overview

Third quarter net revenues, excluding third party supplier revenues and adjusting for the favorable effect of foreign currency translation of $10.7 million and the net favorable effect of acquisitions/divestiture of $1.4 million, increased 6.3% as compared to the prior-year period and was driven by growth across all segments, particularly in Consulting. Consulting revenue growth over the prior year, adjusting for the favorable effects of foreign currency translation of $7.2 million and acquisitions of $6.5 million, resulted principally from Retirement and Financial Management services as well as Talent and Organizational Consulting services. Benefits Outsourcing also reported higher revenue in the quarter, adjusting for the favorable impact of foreign currency translation of $1.2 million and acquisitions of $2.8 million, due to an increase in clients going live with contract services over the last twelve months and project work, partially offset by lost clients. Human Resource Business Process Outsourcing (“HR BPO”) reported revenue growth in the quarter, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $2.3 million and the impact of $7.9 million from the sale of Cyborg, primarily due to an increase in the number of clients who went live with contract services over the last twelve months, partially offset by planned service reductions to certain clients and favorable one-time adjustments in the prior year.

Operating income increased $8.8 million, or 12.2%, from the prior-year quarter. The increase was primarily due to a $52.3 million or 7.0% increase in revenue from the prior-year quarter. Higher revenues were accompanied by $43.5 million or a 6.5% increase in operating expenses from the prior-year quarter, mostly due to higher compensation and related expenses, resulting in higher net income.

At June 30, 2008, we had a total of $127.6 million in long-term investments, which are comprised of available-for-sale auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to our ARS. During the second and third quarter, all of our outstanding ARS were subject to failed auctions. In the third quarter, $6.5 million of our ARS issues were called at par. At June 30, 2008, our ARS portfolio had a fair value of $127.6 million and a par value of $132.9 million. We used a discounted cash flow model to determine the estimated fair value of our ARS at June 30, 2008. As a result, we determined that there was a reduction in the fair value of our ARS and recorded an unrealized loss of $5.3 million ($3.2 million net of tax) within other comprehensive income, a component of stockholders’ equity. We believe that the current lack of liquidity relating to our ARS investments will not materially affect our ability to fund our ongoing operations and growth initiatives. As of March 31, 2008, we reclassified the entire ARS investment balance from short-term investments to long-term investments on the consolidated balance sheet reflecting our inability to determine when these investments in ARS will become liquid. During the quarter, we continued to repurchase our outstanding common shares.

During the three months ended June 30, 2008, we repurchased approximately 0.3 million of our outstanding shares at an average price of $38.39, for a total of approximately $13.0 million. At June 30, 2008, we had approximately $155 million remaining under our current $750 million share repurchase authorization.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods. Results for the prior year have been recast to be comparable to the current year presentation.

Three Months Ended June 30, 2008 and 2007

Unaudited

	Three Months Ended June 30,			% of Net Revenues
(in thousands)	2008	2007	% Change	2008	2007
Revenues:
Net revenues (1)	$777,758	$727,982	6.8%
Reimbursements	16,821	14,330	17.4%

Total revenues	794,579	742,312	7.0%

Operating expenses:
Compensation and related expenses	500,714	455,069	10.0%	64.4	62.5
Asset impairment	200	2,996	(93.3)%	—	0.4
Reimbursable expenses	16,821	14,330	17.4%	2.2	2.0
Other operating expenses (1)	143,538	149,024	(3.7)%	18.5	20.5
Selling, general and administrative expenses	52,125	48,521	7.4%	6.7	6.7

Total operating expenses	713,398	669,940	6.5%	91.7	92.0

Operating income	81,181	72,372	12.2%	10.4	9.9

Other income, net:
Interest expense	(5,673)	(3,861)	46.9%	(0.7)	(0.5)
Interest income	4,053	7,131	(43.2)%	0.5	1.0
Other income (expense), net	5,598	(682)	920.8%	0.7	(0.1)

Total other income, net	3,978	2,588	53.7%	0.5	0.4

Income before income taxes	85,159	74,960	13.6%	10.9	10.3
Provision for income taxes	37,009	27,455	34.8%	4.8	3.8

Net income	$48,150	$47,505	1.4%	6.2%	6.5%

(1)	Net revenues include $8,409 and $14,848 of third party supplier revenues for the three months ended June 30, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues, excluding third party supplier revenues and adjusting for the favorable effect of foreign currency translation of $10.7 million and the net favorable effect of acquisitions/divestiture of $1.4 million, increased 6.3% as compared to the prior year. The increase in net revenues was driven by revenue growth across all segments, with Consulting showing the largest increase. Consulting revenue growth over the prior year, adjusting for the favorable effects of foreign currency translation of $7.2 million and acquisitions of $6.5 million, resulted principally from Retirement and Financial Management services as well as Talent and Organizational Consulting services. Benefits Outsourcing also reported higher revenue in the quarter, adjusting for the favorable impact of foreign currency translation of $1.2 million and acquisitions of $2.8 million, due to an increase in clients going live with contract services over the last twelve months and project work, partially offset by lost clients. HR BPO reported revenue growth in the quarter, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $2.3 million and the impact of $7.9 million from the sale of Cyborg, primarily due to an increase in the number of clients who went live with contract services over the last twelve months, partially offset by planned service reductions to certain clients and favorable one-time adjustments in the prior year. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses increased 10.0%, or $45.6 million. An increase in salary costs resulted from an increase in Consulting activities, including $6.1 million in pretax severance charges related to the previously-announced Consulting segment organizational restructuring. Offsetting the increase attributed to the Consulting segment is lower severance expense, in addition to lower salary costs associated with global sourcing and other cost management in the outsourcing businesses.

Asset Impairment

The current quarter impairment charge of $0.2 million resulted from the write-off of deferred set-up costs associated with certain client contracts. The prior-year quarter impairment charge of $3.0 million primarily resulted from the write-off of capitalized software and deferred set-up costs associated with certain clients, in addition to the impairment of a customer relationship.

Other Operating Expenses

The decrease in other operating expense of $5.5 million is primarily due to a reduction in third party supplier costs of $6.4 million. Higher client service delivery charges, net of deferrals, of $1.5 million primarily related to the increased number of clients who are live with ongoing services.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $3.6 million, or 7.4%. In the third quarter of fiscal 2008, net charges related to ongoing disputes and settlements of $4.1 million were recorded.

Total Other Income, Net

Total other income increased by $1.4 million in the period due to higher other income (expense) net of $6.3 million, which included higher gains on foreign currency transactions of $3.3 million and gains of $2.6 million related to the sale of two equity investments. This was partially offset by lower interest income of $3.1 million, due to lower average investment balances and lower average interest rates as compared to the prior-year period, and higher interest expense of $1.8 million, resulting from higher average debt balances as compared to the prior-year period.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 43.5% for the three months ended June 30, 2008, as compared to 36.6% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The higher effective tax rate in the current period compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items (including prior year return to provision adjustments and interest on FIN 48 liabilities) in the current period.

Nine Months Ended June 30, 2008 and 2007

Unaudited

	Nine Months Ended June 30,			% of Net Revenues
(in thousands)	2008	2007	% Change	2008	2007
Revenues:
Net revenues (1)	$2,344,700	$2,170,816	8.0%
Reimbursements	58,419	51,354	13.8%

Total revenues	2,403,119	2,222,170	8.1%

Operating expenses:
Compensation and related expenses	1,516,865	1,424,555	6.5%	64.7	65.6
Asset impairment	2,496	6,612	(62.3)%	0.1	0.3
Reimbursable expenses	58,419	51,354	13.8%	2.5	2.4
Other operating expenses (1)	441,707	454,959	(2.9)%	18.8	21.0
Selling, general and administrative expenses	160,725	147,020	9.3%	6.9	6.8
Gain on sale of business	(35,667)	—	n/a	(1.5)	—

Total operating expenses	2,144,545	2,084,500	2.9%	91.5	96.0

Operating income	258,574	137,670	87.8%	11.0	6.3

Other income, net:
Interest expense	(13,658)	(14,500)	(5.8)%	(0.6)	(0.7)
Interest income	17,543	21,906	(19.9)%	0.7	1.0
Other income, net	5,834	1,033	464.8%	0.2	—

Total other income, net	9,719	8,439	15.2%	0.4	0.4

Income before income taxes	268,293	146,109	83.6%	11.4	6.7
Provision for income taxes	111,703	55,553	101.1%	4.8	2.6

Net income	$156,590	$90,556	72.9%	6.7%	4.2%

(1)	Net revenues include $30,746 and $54,523 of third party supplier revenues for the nine months ended June 30, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues, excluding third party supplier revenues and adjusting for the favorable effects of foreign currency translation and net acquisitions/divestiture of $42.5 million and $3.6 million, respectively, increased 7.2% as compared to the prior year. The increase in net revenues was driven by revenue growth across all segments, with Consulting showing the largest increase to date. Consulting revenue growth, adjusting for the favorable effects of foreign currency translation of $27.3 million and acquisitions of $8.2 million, was due to growth in Retirement and Financial Management and Talent and Organizational Consulting services. HR BPO revenue growth, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $10.3 million and the impact of $13.2 million from the sale of Cyborg, was primarily due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volume. Also contributing to the increase in HR BPO revenue was the benefit of $14.1 million related to the resolution of two contract restructurings. Benefits Outsourcing also contributed to the revenue growth, adjusting for the favorable impact of foreign currency translation of $5.0 million and acquisitions of $8.6 million, primarily due to an increase in new client revenue growth and project work, partially offset by lost clients, and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses increased 6.5%, or $92.3 million. An increase in salary costs resulted from an increase in Consulting activities and higher performance-based compensation. Offsetting these increases were lower salary costs associated with global sourcing and other cost management efforts and a decrease in severance expense, related to prior restructuring actions.

Asset Impairment

The current year impairment charge of $2.5 million primarily resulted from the write-off of deferred set-up costs and capitalized software associated with certain client contracts. The prior year impairment charge of $6.6 million primarily resulted from the write-off of deferred set-up costs and capitalized software associated with certain clients, in addition to the impairment of a customer relationship.

Other Operating Expenses

The decrease in other operating expense of $13.3 million is primarily due to a reduction in third party supplier costs of $22.5 million, in addition to lower infrastructure costs. Offsetting the decrease is higher real estate related costs which includes $6.8 million to exit and consolidate leased real estate during the second and third quarter and a $2.1 million adjustment to the estimated fair value of a lease vacancy obligation recorded in the prior year. Also offsetting the decrease is higher client service delivery charges, net of deferrals, of $9.2 million primarily related to the increased number of clients who are live with ongoing services and the impact of two previously announced contract restructurings.

SG&A

The increase in SG&A of $13.7 million is primarily attributable to net charges related to ongoing disputes and settlements with various clients of approximately $26 million in the current year. Additionally, $3.4 million higher allowance for doubtful accounts, including a reduction in the prior year to the allowance for doubtful accounts of $1.7 million, contributed to the increase. A $13.9 million charge associated with the restructuring of one of our HR BPO contracts and a $4.5 million charge associated with the resolution of a legal dispute with a vendor were both recorded in the same prior-year period.

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

Total Other Income, Net

Total other income increased by $1.3 million in the period due to higher other income (expense) net of $4.8 million, which included higher gains on foreign currency transactions of $2.7 million and gains of $2.6 million related to the sale of two equity investments. Lower interest expense of $0.8 million, resulting from lower average debt balances as compared to the prior-year period also contributed to the increase. This was partially offset by lower interest income of $4.4 million, due to lower average investment balances and lower average interest rates as compared to the prior-year period.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 41.6% for the nine months ended June 30, 2008, as compared to 38.0% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The higher effective tax rate in the current period compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items (including prior year return to provision adjustments and interest on FIN 48 liabilities) in the current period.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion. Results for the prior year have been recast to be comparable to the current year presentation, primarily due to changes to the Company’s current organizational structure.

Reconciliation of Segment Results to Total Company Results

Three Months Ended June 30, 2008 and 2007

Unaudited

	Three Months Ended June 30,
($ in thousands)	2008	2007	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$374,995	$358,664	4.6%
Segment income	92,913	95,114	(2.3)%
Segment income as a percentage of segment revenues	24.8%	26.5%

HR BPO
Segment revenues before reimbursements (1)	$130,996	$138,497	(5.4)%
Segment loss	(16,234)	(37,215)	(56.4)%
Segment loss as a percentage of segment revenues	(12.4)%	(26.9)%

Consulting
Segment revenues before reimbursements	$283,496	$240,868	17.7%
Segment income	32,700	40,199	(18.7)%
Segment income as a percentage of segment revenues	11.5%	16.7%

Total Company
Segment revenues before reimbursements (1)	$789,487	$738,029	7.0%
Intersegment revenues	(11,729)	(10,047)	16.7%

Revenues before reimbursements (net revenues)	777,758	727,982	6.8%
Reimbursements	16,821	14,330	17.4%

Total revenues	$794,579	$742,312	7.0%

Segment income	$109,379	$98,098	11.5%
Unallocated shared service costs	28,198	25,726	9.6%

Operating income	$81,181	$72,372	12.2%

(1)	HR BPO net revenues include $8,409 and $14,848 of third party supplier revenues for the three months ended June 30, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the favorable impact of foreign currency translation of $1.2 million and acquisitions of $2.8 million, increased 3.4%. The increase in revenue is primarily due to an increase in clients going live with contract services over the last twelve months and increased project work, partially offset by client losses.

Benefits Outsourcing operating income decreased 2.3% compared to the prior year. The decrease was due to higher compensation expense and client service delivery expenses related to certain large, complex clients that recently went live with ongoing services, increased litigation expenses, and higher performance-based compensation, partially offset by margins on increased revenue.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $2.3 million and the impact of $7.9 million from the sale of Cyborg, increased 3.9%. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months, partially offset by planned service reductions to certain clients and favorable one-time adjustments in the prior year.

HR BPO operating loss decreased 56.4% compared to the prior-year period. The segment loss improved principally due to staffing leverage and infrastructure cost management efforts.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $7.2 million and acquisitions of $6.5 million, increased 12.0%. The majority of this growth resulted from increased demand in Europe and North America for Retirement and Financial Management consulting, in particular, driven by funding legislation and ongoing pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting in Asia-Pacific as well as in Europe.

Segment income decreased 18.7% compared to the same prior-year. The decrease in segment income was due to higher compensation expense, including $6.1 million in pretax severance charges related to the previously-announced Consulting segment organizational restructuring, that more than offset the revenue growth in the period.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated cost increased $2.5 million, or 9.6%. The increase was primarily the result of higher performance-based compensation expenses and legal fees in the current period and timing of favorable adjustments in the prior-year period, partially offset by lower outside consulting fees.

Nine Months Ended June 30, 2008 and 2007

Unaudited

	Nine Months Ended June 30,
($ in thousands)	2008	2007	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$1,162,200	$1,106,063	5.1%
Segment income	298,701	243,217	22.8%
Segment income as a percentage of segment revenues	25.7%	22.0%

HR BPO
Segment revenues before reimbursements (1)	$419,712	$403,132	4.1%
Segment loss	(61,657)	(139,991)	(56.0)%
Segment loss as a percentage of segment revenues	(14.7)%	(34.7)%

Consulting
Segment revenues before reimbursements	$798,490	$690,103	15.7%
Segment income	93,867	99,631	(5.8)%
Segment income as a percentage of segment revenues	11.8%	14.4%

Total Company
Segment revenues before reimbursements (1)	$2,380,402	$2,199,298	8.2%
Intersegment revenues	(35,702)	(28,482)	25.3%

Revenues before reimbursements (net revenues)	2,344,700	2,170,816	8.0%
Reimbursements	58,419	51,354	13.8%

Total revenues	$2,403,119	$2,222,170	8.1%

Segment income	$330,911	$202,857	63.1%
Unallocated shared service costs	72,337	65,187	11.0%

Operating income	$258,574	$137,670	87.8%

(1)	HR BPO net revenues include $30,746 and $54,523 of third party supplier revenues for the nine months ended June 30, 2008 and 2007, respectively. The third party supplier arrangements are generally marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the favorable impact of foreign currency translation of $5.0 million and acquisitions of $8.6 million, increased 3.9%. The increase in revenue is primarily a result of an increase in new clients and project work, partially offset by lost clients as compared to the prior-year period and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings.

Benefits Outsourcing operating income increased 22.8% compared to the prior year. Growth was mostly due to an increase from the prior year in higher margin project work, a decrease in compensation expense associated with lower severance and lower salary costs related to global sourcing, and other infrastructure cost management efforts. This growth was partially offset by higher contractor costs and operating expense related to certain large, complex clients that went live with ongoing services, as well as higher performance-based compensation.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $10.3 million and the impact of $13.2 million from the sale of Cyborg, increased 13.0%. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volumes. Also contributing to the increase was the benefit of $14.1 million related to the resolution of two contract restructurings.

HR BPO operating loss decreased 56.0% compared to the prior-year period. The decrease in the loss was primarily due to lower operating expense which included a gain on the sale of Cyborg of $35.7 million. The segment loss also improved due to staffing leverage, infrastructure cost management efforts, and increased direct revenue. The current year includes net charges of $13.0 million related to the previously announced restructurings of two HR BPO contracts as compared to $13.9 million of charges recorded in the prior year related to the restructuring of a client contract. The current year also reflects charges related to ongoing disputes and settlements with various clients of $6 million.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $27.3 million and acquisitions of $8.2 million, increased 10.6%. The majority of this growth resulted from increased demand in Europe and North America for Retirement and Financial Management consulting, in particular, driven by funding legislation and ongoing pension accounting changes. Also contributing to the revenue growth is increased demand for Talent and Organizational Consulting across all major geographies, as well as demand for health management services in the U.S.

Segment income decreased 5.8% compared to the same prior-year period. Revenue growth was offset by higher compensation expense driven by increased wages, retention and recruiting efforts from prior quarters, and severance, including $6.1 million in pretax severance charges related to the previously-announced Consulting segment organizational restructuring. Also offsetting the increase is higher other operating expenses, mostly due to charges related to real estate restructurings.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated cost increased $7.2 million, or 11.0%, primarily due to the result of higher performance-based compensation expenses and legal fees in the current period and timing of favorable adjustments in the prior-year period, partially offset by lower costs due to severance expense incurred in the prior year related to restructuring actions and lower outside consulting costs.

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

Summary of Cash Flows	Nine Months Ended June 30,
(in thousands)	2008	2007
Cash provided by operating activities	$161,115	$257,988
Cash used in investing activities	(5,608)	(45,875)
Cash used in financing activities	(261,523)	(111,437)
Effect of exchange rates on cash	2,481	7,346

Net (decrease) increase in cash and cash equivalents	(103,535)	108,022
Cash and cash equivalents at beginning of period	378,743	138,928

Cash and cash equivalents at end of period	$275,208	$246,950

Working capital, defined as current assets less current liabilities, was $221 million and $535 million at June 30, 2008 and September 30, 2007, respectively.

The decrease in cash provided by operating activities was primarily due to higher performance-based compensation paid in the current year for fiscal 2007 performance, higher tax payments, increased client receivables, and HR BPO contract settlements, partially offset by higher net income as compared to the prior-year period.

The decrease in cash used in investing activities was primarily due to higher proceeds from the sale of investments, utilized to fund the higher performance-based compensation and the Company’s share repurchase program, and cash received from the sale of Cyborg. Offsetting the increase is higher purchases of investments, acquisitions, and higher additions to property and equipment.

The increase in cash used in financing activities was primarily due to an increase in share repurchases relating to the Company’s share repurchase program partially offset by an increase in short-term borrowings. The Company repurchased approximately 11 million of its outstanding shares at an average price of $37.38, for a total of approximately $411.3 million, during the current year. An increase in short-term borrowings was also used to finance the share repurchase program and fund acquisitions.

At June 30, 2008, the Company had a total of $127.6 million in long-term investments, which are comprised of ARS. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. During the second and third quarter, all of the Company’s outstanding ARS were subject to failed auctions. In the third quarter, $6.5 million of the Company’s ARS issues were called at par. At June 30, 2008, the Company’s ARS portfolio had a fair value of $127.6 million and a par value of $132.9 million. The Company used a discounted cash flow model to determine the estimated fair value of its ARS at June 30, 2008. As a result, the Company determined that there was a reduction in the fair value of its ARS and recorded an unrealized loss of $5.3 million ($3.2 million net of tax) within other comprehensive income, a component of stockholders’ equity. The Company believes that the current lack of liquidity relating to its ARS investments will not materially affect its ability to fund its ongoing operations and growth initiatives.

As of June 30, 2008, approximately 97% of the Company’s ARS portfolio was comprised of federally insured student loan backed securities and 91% of the Company’s ARS portfolio was comprised of Aaa/AAA rated investments by Moody’s and S&P, respectively.

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

At June 30, 2008, the Company had available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities as of June 30, 2008 was approximately $124 million. During the second quarter of fiscal 2008 the Company borrowed $90 million against one of these facilities and used the proceeds to increase our cash position to add financial flexibility. The interest rate on this borrowing is LIBOR plus 40 basis points.

We believe the cash on hand, together with funds from operations, other current assets, existing credit facilities and access to debt and equity capital markets will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the nine months ended June 30, 2008.

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

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge approximately 65% of future exposures. As of June 30, 2008, the Company was a party to foreign currency derivative instruments related to exposures in fluctuations in the Indian rupee for approximately 62% of forecasted transactions of approximately $130 million for the next twelve months. A 10% change in the exchange rate on the related exposure will result in an increase or decrease of related expenses of approximately $13 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $8 million on settlement of the derivative instruments. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2007.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2008, the Company restructured an outsourcing contract. In conjunction with the restructuring, the Company will transition back to the client certain HR BPO services and extend the Benefits Outsourcing services portion of the contract. The Company recorded a net charge of $15.9 million in the second quarter, in addition to a $4 million charge recorded in the first quarter, mostly relating to transition costs. During the third quarter, the Company recorded an adjustment to these charges of $1.9 million.

During the nine months ended June 30, 2008, the Company recorded additional net charges of approximately $17 million related to ongoing disputes and settlements.

The Company is involved in a dispute with Philips Electronics UK Limited regarding a claim that the Company failed to properly value certain discretionary benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in Birmingham England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, an employee of the Company. The suit claims damages of up to £103 million ($204 million at August 1, 2008). The Company believes that it has valid defenses to Philip’s assertions and intends to defend vigorously any claim. The Company has reserved $5 million related to the dispute.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 – 30, 2008 (1)
Class A	—	—	—	$168,184,386
May 1 – 31, 2008 (1)
Class A	254,060	$38.59	250,300	$158,527,596
June 1 – 30, 2008 (1)
Class A	88,586	$37.85	88,586	$155,174,766

Total Shares Purchased:
Class A	342,646	$38.40	338,886	$155,174,766

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for April 1, 2008 through June 30, 2008 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the second quarter of fiscal year 2007, the board of directors authorized the Company to repurchase up to $750 million of its outstanding common shares through January 31, 2009.

Item 6.	Exhibits

                    a. Exhibits.

10.1	Fifth Amendment to Credit Agreement dated as of June 18, 2008 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (filed herewith).

10.2	Sixth Amendment to Credit Agreement dated as of July 30, 2008 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, Wachovia Bank, National Association, as Resigning Administrative Agent for the Lenders, and JP Morgan Chase Bank, N.A. as the Successor Administrative Agent. (filed herewith).

10.3	Employment letter dated May 5, 2008 to Vince Coppola (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4, and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: August 7, 2008	By:	/s/ John J. Park
John J. Park Chief Financial Officer (principal financial and accounting officer)