Form 10-K
period 2008-09-30
HEWITT ASSOCIATES INC
filed 2008-11-17
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of Hewitt Associates, Inc. outstanding shares estimated to be held by non-affiliates was $2,330,045,730 as of October 31, 2008, based on an October 31, 2008 closing price of $27.89. While it is difficult to determine the number of shares owned by affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant believes this estimate is reasonable.

Class	Outstanding as of October 31, 2008
Class A Common Stock - $0.01 par value	94,236,095

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in response to Part III (Items 10 – 14) of this Annual Report to the extent described herein.

HEWITT ASSOCIATES, INC.

FORM 10-K

For The Fiscal Year Ended

September 30, 2008

PART I

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons, including those discussed in Item 1A. “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

We have adopted a Code of Conduct that applies to all employees as well as our Board of Directors; a Code of Ethics for Senior Executive Financial Officers that applies to our principal executive officer, principal financial and accounting officer and certain other senior employees; and corporate governance guidelines for our Board of Directors. The Code of Conduct, Code of Ethics and corporate governance guidelines, as well as the Charters for the three committees of our Board of Directors, the Audit Committee, the Compensation and Leadership Committee and the Nominating and Corporate Governance Committee, are posted on our website www.hewitt.com. We intend to post on our website any amendments to or waivers of the Code of Ethics for Senior Executive Financial Officers. Copies of these documents will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc. 100 Half Day Road, Lincolnshire, IL 60069.

We use the terms “Hewitt”, “the Company”, “we”, “us” and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries.

Item 1.	Business

Overview

Hewitt is a leading global provider of human resource benefits, outsourcing and consulting services, with approximately 23,000 employees based in 33 countries. We help our clients generate greater value from their employees by helping them address challenges presented by their people, workforce performance and human resources operations. Our business has evolved from our founding in 1940 as a provider of actuarial services for sponsors of retirement plans and executive compensation consulting. Over the last six decades, we have extended, expanded and created new human resources services that adapt to our clients’ changing workforce-related business needs and that help them with solutions to their challenges.

Our three business segments, Benefits Outsourcing, Human Resource Business Process Outsourcing (HR BPO) and Consulting, help clients develop, implement and deliver strategies and programs that ensure effective human resources business process design, administration and technologies as well as help manage the complex human elements necessary to acquire, develop, motivate and retain the talent required to meet business objectives.

Clients benefit from the global human capital management strategies, programs and process expertise we have developed over more than 65 years in this business. We employ this expertise in our Consulting segment to develop and implement human capital solutions within our clients’ environments, and in our Benefits Outsourcing and HR BPO segments to manage, streamline, automate and administer part or all of our clients’ human resources programs, processes, and functions. Of our $3.2 billion of net revenues in 2008, approximately 49% was generated by our Benefits Outsourcing business, approximately 34% was generated by our Consulting segment and approximately 17% was generated by our HR BPO segment. See Note 22 to the consolidated financial statements for additional information on Segments and Geographic Data.

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

Benefits Outsourcing Segment

Benefits Outsourcing is the largest part of Hewitt’s business in terms of revenues and profits. As companies look for ways to control benefit costs while meeting employees’ expectations for enhanced benefit services, such as information and decision support tools, Hewitt helps them by providing management tools to make decisions that improve quality and reduce the cost of their health care and retirement benefits.

Hewitt’s industry-leading, proprietary Total Benefit Administration TM (TBA) system integrates the seamless administration of clients’ primary benefits programs—defined benefits, defined contribution and health and welfare. The TBA system allows integrated, single-system administration with the flexibility of multiple access channels (call centers, interactive voice response and the internet). Using Hewitt’s web-enabled self-service center, Your Benefits Resources TM (YBR), client employees can execute transactions and manage their benefit programs using modeling tools and various support references. The Company provides TBA benefits administration services primarily to companies with more than 15,000 employees through contracts that average three to five years. These multi-year contracts combined with high client renewal rates yield significant annual revenue retention. Hewitt also has a service offering for defined benefit and defined contribution services for companies with 5,000 to 15,000 employees based on its TBA platform, and a new health and welfare service offering designed for companies with 3,000 or more employees on a new platform acquired through acquisition of RealLife HR in 2007.

Service Offering Detail

Health and Welfare Plan Administration: Administering health and welfare benefit programs is an important and complex task for clients who must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Companies must provide employees with information explaining available health and welfare options, answer their questions regarding alternatives and provide them with mechanisms for making their choices and managing their plans. In addition, ongoing health and welfare administration requires managing payroll deductions and eligibility status data for health plans and providers.

Through the TBA system, Hewitt manages clients’ annual enrollment processes, communicates to employees their available options and supports employee health and welfare decision-making. Whether through web-based tools, an automated voice response system or call centers, employees can obtain information about available options and model health and welfare benefit costs under different assumptions. Additionally, Hewitt’s ProviderDirect tool helps employees select in-network medical providers by criteria such as specialty, location and gender, and the Participant Advocacy service assists employees in resolving health plan eligibility, access and claim issues. The Your Spending Account™ flexible spending account administration service gives employees a paperless way to manage their health care spending accounts and file claims for reimbursement.

For ongoing health and welfare plan administration, Hewitt Associates Connections™ service connects with more than 230 insurance companies and other health plan providers in the United States, Canada and Puerto Rico to facilitate data transfer, resolve quality issues, validate participant eligibility and pay premiums. Additionally, Hewitt offers automatic payment of employees’ portion of program costs, providing clients with efficiencies and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited.

Hewitt provides health and welfare administration services to mid-size companies, or those with fewer than 15,000 employees, via its Core Benefit Administration offering resulting from the acquisition of RealLife HR in September 2007. The RealLife HR technology platform provides mid-size companies with a robust, streamlined and cost-effective solution to maximize the return on their benefits investment. The Company believes this offering will enable it to increase its share of the middle market, thereby contributing to the overall growth of the Benefits Outsourcing segment.

Defined Contribution Plan Administration: Defined contribution administration requires management of participant, payroll and investment fund data and transactions; daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers; and daily posting of investment results to individual defined contribution accounts. Hewitt provides defined contribution plan administration both to the mid-market (between 5,000 and 15,000 participants) and the large market (defined as 15,000 or more participants).

Unlike many of Hewitt’s competitors who provide defined contribution outsourcing services in order to accumulate plan assets in their proprietary investment funds, Hewitt does not manage investments. The Company believes its independence in providing these services is a strength, as Hewitt’s focus is to provide reliable administrative and consultative services to plan sponsors and effective and comprehensive retirement planning and decision support services to the employee, regardless of the funds that clients choose to include in their plans or their employees’ investment elections. Hewitt also works with researchers at leading academic institutions and other organizations to analyze the volumes of data accumulated in order to identify trends in participant behavior and leveraging our consulting expertise to develop superior solutions to help clients improve their strategies for addressing employees’ financial needs.

Defined Benefit Plan Administration: Defined benefit or pension plans are subject to numerous laws and regulations that can make administration of these programs complex and paper-intensive, and have created risks of significant adverse consequences for inaccurate or improper plan administration. Hewitt has re-engineered, streamlined and automated defined benefit plan administration to make plan administration more consistent and accurate, so that employees can model their retirement options, initiate and process retirement transactions through Hewitt’s internet-based tools or through its automated voice response system. Through Hewitt’s call centers, it provides access to pension counselors who are knowledgeable about employees’ pension programs and options and who can explain how their pension plans work. Because Hewitt also provides comprehensive actuarial and investment consulting services, we believe we can provide complete solutions for clients and deliver services more efficiently than many of our competitors. Similarly, because of our administration of health care, defined contribution, and pension programs, we can provide end-to-end integrated solutions for employees as well.

Point Solutions: Point Solutions was formed in 2006 (formerly known as Enhanced Shared Services) and focuses on providing standalone HR services to complement Hewitt’s current core Benefits Outsourcing offers. Examples of standalone solution offerings include, among others:

•	Absence Management

•	Participant Advocacy

•	Flexible Spending Account Administration

•	Benefit Determination Review Team

•	Your Total Rewards

Hewitt’s new Absence Management service offering, acquired through the purchase of LCG in July 2008, helps employers improve financial and operational performance by minimizing the costs, productivity impact, and liabilities associated with all forms of absence. To do that, we integrate best-in-class competencies in disability management, technology and analysis, data integration, reporting, and effective return-to-work programs. The integration of these components allows Hewitt to provide excellent, measurable outcomes. This approach helps clients implement sustainable, long-term absence management strategies.

Hewitt expects to sell and deliver incremental standalone solutions to its existing base of Benefits Outsourcing and Consulting clients, sell standalone offerings to new prospects and identify new product solutions. We believe this will allow us to grow the business and expand our overall client base.

HR BPO Segment

Hewitt began delivering HR BPO services in the early 2000s, and was an early pioneer in the HR BPO industry.

Today, Hewitt provides clients with secure, market-leading solutions to manage employee data, administer benefits, payroll and other human resources processes, and record and manage transactions across talent management, workforce management and core process management.

More specifically, Hewitt provides web-based tools for self-management of a wide range of human resources programs by employees, managers and HR professionals. In addition, Hewitt provides call centers for those interactions and transactions that require personal assistance. Hewitt transmits and transfers data between the client and both their employees and outside parties, such as health plans, trustees and investment managers. Hewitt also provides clients with web-based tools that enable them to report on and analyze the effectiveness of, and the return on investments in, benefits, compensation and human resources programs, and to facilitate communication and project management.

Companies engage Hewitt for HR BPO services for reasons similar to outsourcing Benefits Administration: to reduce costs and focus on core business while gaining expertise, innovation and access to current technology and processes through the economies of scale created by using repeatable processes and standardized technologies.

Service Offering Detail

Talent Management: Hewitt offers the following services to help clients successfully build upon their most valuable asset, people:

•	Recruiting services, including need identification, sourcing and attraction, screening, interviewing and selection, offer management, reporting and compliance.

•

Learning and development services, including learning paths and certificates, course catalog administration, event scheduling and logistics, evaluation and assessments, accounting and content development and sourcing.

•	Performance management services, including planning and evaluation support, feedback collection and individual profile maintenance.

•	Succession planning services, including maintenance of succession trees, tracking and monitoring of high potential employees and development of incumbent and candidate profiles.

Workforce Management: Hewitt provides a portfolio of services that allows clients to manage their workforce more effectively and efficiently. The portfolio includes the following services:

•	Compensation administration services, including administration of salary, bonus and stock options, administration of salary surveys and total reward communications.

•	Total rewards services, including strategy, design, implementation and communication of benefits and compensation programs.

•	Workforce administration services, including employee records management, life events, employment events, reduction in force, organization structure changes and leave management.

•	Domestic relocation services, including relocation initiation, policy briefing and administration, expense processing and accounting and inventory management.

•

Leave and absence management services, including a comprehensive case management approach to leave initiation, leave tracking and management, and coordination with third parties for compliance with the Family and Medical Leave Act and disability and personal leave policies.

•	Global mobility services including assignment planning, candidate selection support, pre-departure planning and support, on-assignment support and repatriation planning and support.

Core Process Management: Day-to-day transactional processes related to employee events require solid procedures, knowledge of regulations and efficient systems. Hewitt helps its clients in this regard by offering the following services:

•	Payroll services, including time and attendance, on- and off-cycle pay, garnishments and taxes and accounting.

•

Benefits services, including program delivery and administration, recordkeeping and reconciliation, benefit accounting, invoice review and payment, and supplier sourcing and management for health and welfare, defined contribution and defined benefit programs.

•	Payments services, including accounts payable/receivable, travel and expense, fixed assets and general ledger, cash and banking/treasury.

Consulting Segment

Hewitt developed its human resources expertise over more than 65 years of helping clients develop strategies and design human resources programs to solve the challenges of acquiring, managing, motivating and retaining the pivotal talent needed to create and sustain a competitive advantage. Companies around the world work with our consultants to develop and implement people-related business strategies and program designs for retirement and health care benefits, compensation and total rewards, performance management and change management that will lower costs while increasing their ability to meet business objectives.

Service Offering Detail

Retirement and Financial Management (“RFM”) Consulting: This line of business assists clients in three primary activities:

•	Designing overall retirement program strategies aligned with the needs of companies and their employees;

•	Providing actuarial analysis and financial strategies to support clients in their management of pension issues; and

•	Consulting on asset allocation, investment policies and investment manager evaluation.

Health Care Consulting: This service offering helps clients design comprehensive health and welfare strategies, from the initial philosophical approach to specific benefit plan changes that support clients’ people-related business strategies. Health Care consultants assist clients in the selection of health plans that balance cost and value and improve employee satisfaction. Health Care consultants also help clients determine which funding approaches (i.e., insured, self-insured or risk-adjusted insured) and employee contribution strategies will best meet their objectives.

Talent and Organization Consulting: Talent and Organization Consulting provides clients with strategy and design advice for meeting their people- and workforce-related business challenges in the following areas:

•	Acquiring, managing and motivating talent needed to meet business objectives;

•	Recommending effective and competitive compensation and performance management programs that align leaders and the broader workforce with business objectives;

•

Resolving people-related issues that determine the success or failure of organizational changes and business restructurings, such as mergers, acquisitions, divestitures, initial public offerings and joint ventures; and

•	Analyzing the activities and costs of the human resources function in order to improve efficiencies, reduce costs and enhance effectiveness of the function.

Hewitt’s Consulting services are closely aligned with our Benefits Outsourcing services in order to offer clients total end-to-end solutions. In addition, the segment provides tailored communication services to enhance the success of client solutions in all of our service areas, including Benefits Outsourcing and HR BPO.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside company for human resources solutions.

•

Benefits Outsourcing: The principal competitors to our Benefits Outsourcing segment are outsourcing divisions of large financial institutions such as ING Institutional Plan Services, Fidelity Investments, Merrill Lynch, T. Rowe Price and JP Morgan Chase, in addition to consulting firms or technology outsourcing and consulting firms such as Mercer, Affiliated Computer Services, EDS/ExcellerateHRO, Watson Wyatt Worldwide and Aon.

•

HR BPO: The principal competitors to our HR BPO segment are technology consultants and integrators such as Accenture, Affiliated Computer Services, EDS/ExcellerateHRO and IBM, and companies that have extended their services into human resources outsourcing such as Automatic Data Processing and Convergys.

•

Consulting: The principal competitors in our Consulting segment are consulting firms focused on broader human resources such as Mercer, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe the principal competitive advantage strengthening our Benefits Outsourcing, HR BPO and Consulting businesses is our ability to create total human resources solutions for clients by demonstrating the depth and value of our experience and expertise in the full range of integrated strategy, design, administration, communication and delivery of human resources services. Other important factors are our deep, long-term client relationships, our technology infrastructure, including underlying proprietary platforms, our ability to add value in a cost-effective manner, our employees’ technical and industry expertise and our professional reputation.

Seasonality and Inflation

Revenues and income vary over the fiscal year. Within our Benefits Outsourcing segment, we generally experience a seasonal increase in our fiscal first and fourth quarter revenues because our clients’ benefit enrollment processes typically occur during the fall. Within our Consulting segment, we typically experience a seasonal peak in the fiscal third and fourth quarters which reflects our clients’ business needs for these services as they design new programs in anticipation of annual enrollment processes. We believe inflation has had little effect on our results from operations during the past three years.

Technology Innovation

We believe that our technological capabilities are an essential component of our strategy to grow our Benefits Outsourcing and HR BPO businesses and create new service offerings. Our strategy is to develop proprietary, custom solutions through open industry standards when we believe we can develop a better solution than is available in the market, and to integrate existing best-in-class systems when we believe these solutions best meet our clients’ needs. Expenditures relating to the acquisition and internal development of software totaled approximately $93 million, $72 million and $96 million in fiscal years 2008, 2007 and 2006, respectively.

We develop systems that are adaptable across multiple delivery channels (internet, automated voice response and call center). It was this technology strategy that led us to innovations such as Total Benefit Administration™, the first system for administering all three primary benefits programs through a single, integrated database and that enabled real-time interactions over multiple customer channels. Examples of other technology-based tools and service enhancements include:

•

myHR®, a comprehensive human resources portal presenting policies, resources and data personalized by role and by each individual’s eligibility and participation in applicable compensation, benefits and other human resources programs;

•	AccessDirect™, a personalized navigation system for the web or telephone that connects employees to benefits providers;

•

Your Benefits Resources™, a web platform that uses dynamic personalization to provide employees with customized content and decision support tools and allows real-time management of health and welfare, defined contribution and defined benefit decisions and transactions;

•

Hewitt Plan Sponsor Sight, utilizing best-in-class portal, collaboration and data warehousing technologies, offers an on-line center allowing clients to collaborate and manage work with us, analyze and report on their benefits programs and interact with a community of their peers; and

•

Your Total Rewards and Your Total Rewards Executive, web platforms that present to employees or executives comprehensive information on the full value of the employment relationship, including base salary and bonuses, stock compensation, retirement plans, health care coverage, life and accident insurance, training and development opportunities, work/life benefits and other rewards.

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

Employees

As of September 30, 2008, we had approximately 23,000 employees serving our clients through 111 offices in 33 countries, excluding joint ventures and minority investments.

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

A significant or prolonged economic downturn could have a material adverse effect on our revenues, financial condition and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Many economists are now predicting that the United States economy, and possibly the global economy, may enter into a prolonged recession as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. Economic slowdowns in some markets, particularly in the United States, may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. Our revenues under many of our Outsourcing contracts depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions or reductions in the size of our clients’ workforce. Reduced demand for our services could increase price competition. Some portion of our Consulting services may be considered by our clients to be more discretionary in nature and as such, demand for these services may be impacted by economic slowdowns. Furthermore, a prolonged tightening of the credit market could significantly impact our ability to access capital or liquidate investments in the future. Any of these effects could have a material adverse effect on our revenues, financial condition or results of operations.

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

Projecting contract profitability on our long-term outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. In particular, HR BPO is a relatively immature industry and we have limited experience in estimating implementation and ongoing costs compared to our more mature Benefits Outsourcing business. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results.

The loss of a significantly large client or several clients could have a material adverse effect on our revenues and profitability.

Although no one client comprised more than ten percent of our net revenues in any of the three years ended September 30, 2008, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Our largest clients employ us for Benefits Outsourcing and HR BPO services. As a result, given the amount of time needed to implement new outsourcing clients, there is no assurance that we would be able to promptly replace the revenues or income lost if a significantly large client or several clients terminated our services or decided not to renew their contracts with us.

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

Any excess of the purchase price paid by Hewitt in an acquisition over the fair value of the net tangible and identifiable intangible assets acquired will be accounted for as goodwill. Goodwill is not amortized against income but is subject to periodic reviews for impairment. Refer to Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. If an impairment charge is required in the future, the charge would negatively impact reported earnings in the period of the charge. For the years ended September 30, 2007 and 2006, the Company recorded impairments of goodwill related to the HR BPO segment in the amounts of $280 million and $172 million, respectively, as a component of operating results in the consolidated statement of operations in Item 8. Financial Statements and Supplementary Data.

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

Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients, prospective clients and their employees and our ability to deliver the efficiencies and convenience afforded by technology. If growth in the use of technology does not continue, demand for our services may decrease. Use of new technology for commerce generally requires understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that would not utilize their existing personnel and infrastructure.

If our clients or third parties are not satisfied with our services, we may face damage to our professional reputation or legal liability.

We depend, to a large extent, on our relationships with our clients and our reputation for high-quality outsourcing and consulting services. As a result, if a client is not satisfied with our services, it may be more damaging to our business than to other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. The nature of our work, especially our actuarial services, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors. Further, a client may claim it suffered losses due to reliance on our consulting advice. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. Our exposure to liability on a particular engagement may be greater than the profit opportunity of the engagement. In addition to client liability, governmental authorities may impose penalties with respect to our errors or omissions and may preclude us from doing business in relevant jurisdictions. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business.

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

Since our initial public offering, we have made, and anticipate making in the future, equity-based awards to many of our employees to serve, in part, as an incentive to remain employed with the Company. In addition, the incentives provided by these awards may not be effective in attracting new talent or causing then-current employees to stay with our organization.

Our global operations and expansion strategy pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

As of September 30, 2008, we had a total of 111 offices in 33 countries and 3 additional offices in 2 additional countries through joint ventures and minority investments. In fiscal 2008, approximately 74% of our total revenues were attributable to activities in the United States and approximately 26% of our revenues were attributable to our activities in Europe, Canada, the Asia-Pacific region and Latin America. Our ability to provide services from global locations having lower cost structures than the United States and continued penetration of markets beyond the United States are important components of our growth strategy. A number of risks may inhibit our international operations and global sourcing efforts, preventing us from realizing our global expansion objectives, including:

•	insufficient demand for our services in international jurisdictions, which may be due to applicable laws and regulations or benefit practices in such jurisdictions;

•	ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•

the burdens of complying with a wide array of international laws and regulations, and U.S. laws, regulating operations outside the U.S., including but not limited to regulations regarding the flow and transfer of data and other information between countries;

•	multiple and possibly overlapping and conflicting tax laws;

•	restrictions on the movement of cash;

•	political instability and international terrorism;

•	currency fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of technologies;

•	price controls or restrictions on exchange of foreign currencies;

•	trade barriers; and

•	inflationary risks in foreign countries.

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

In addition, the growth for certain Benefits Outsourcing services has slowed, particularly in the large plan market (over 20,000 participants). Most companies have already outsourced their defined contribution plans, many companies have frozen their defined benefit plans and few new defined benefit plans are being adopted. Some larger companies that have not previously outsourced some of their benefit programs may wish to continue to administer such programs themselves rather than outsource a larger portion of their human resources function. If a greater than anticipated percentage of such organizations determines not to outsource such programs, it could also have an adverse impact on our revenues and profit margins.

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

We may lose client data as a result of major catastrophes and other similar problems that may materially adversely impact our operations. We have multiple processing centers around the world which use various commercial methods for disaster recovery capabilities. Our main data processing center, located in Lincolnshire, Illinois is in a dual (separate) data center configuration to provide back-up capabilities. In the event of a disaster, we have developed business continuity plans; however, they may not be sufficient, and the data recovered may not be sufficient for the administration of our clients’ human resources programs and processes.

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

At September 30, 2008, the Company had a total of $124,530 in long-term investments, which are comprised of available-for-sale auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. During the last three quarters of the fiscal year, all of the Company’s outstanding ARS were subject to failed auctions. As a result, the Company reclassified the securites from short-term to long-term, determined that there had been a reduction in the fair value of its ARS and recorded an unrealized loss of $6,920 ($4,273 net of tax) within other comprehensive income, a component of stockholder’s equity. We may not be able to liquidate our ARS when we desire liquidity. If we determine that the fair value of these securities is other than temporarily impaired, we would record a loss in our consolidated statement of operations, which could materially impact our results of operations.

Refer to Note 5 of the consolidated financial statements for more information related to our auction rate securities.

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

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire complex comprises 11 buildings on two campuses and approximately 2.2 million square feet, including 3 buildings and approximately 0.8 million square feet which are vacated. As of September 30, 2008, we had a total of 111 offices in 33 countries and 3 additional offices in 2 additional countries through joint ventures and minority investments. We do not own any significant real property, but typically lease office space under long-term leases. We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing or consulting agreements, professional liability claims, vendors or service providers or employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

In December 2007, the Company settled a dispute with a client and incurred a charge of $15 million, which was previously reserved. The Company paid this settlement during the first quarter.

In March 2008, the Company restructured an outsourcing contract. In conjunction with the restructuring, the Company will transition back to the client certain HR BPO services and extend the Benefits Outsourcing services portion of the contract. The Company recorded a net charge of $15.9 million in the second quarter, in addition to a $4 million charge recorded in the first quarter, mostly relating to transition costs. During the third and fourth quarters, the Company recorded positive adjustments to these charges of $1.9 million and $0.2 million, respectively.

During the year ending September 30, 2008, the Company recorded net charges of approximately $20 million related to ongoing disputes and settlements in addition to those mentioned above.

The Company is involved in a dispute with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. The suit claims damages of up to £103 million ($187 million at September 30, 2008). The Company believes that it has valid defenses to Philips’ assertions and intends to defend vigorously any claim. Certain of the Company’s professional liability insurers have denied coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue. The Company has reserved $5 million related to the dispute, net of expected insurance recoveries.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “HEW”. The following table sets forth the range of high and low sales price for each quarter for the last two fiscal years.

	Fiscal 2007
	High	Low
1st Quarter	$26.03	$23.54
2nd Quarter	$30.77	$25.40
3rd Quarter	$32.20	$28.42
4th Quarter	$35.05	$29.40

	Fiscal 2008
	High	Low
1st Quarter	$38.84	$32.17
2nd Quarter	$40.39	$32.48
3rd Quarter	$43.00	$37.32
4th Quarter	$42.22	$34.40

Holders of Record

As of October 31, 2008, there were 803 stockholders of record of our Class A common stock as furnished by our Stock Transfer Agent and Registrar, Computershare. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual stockholders. Accordingly, our actual number of stockholders is difficult to determine with precision, but would be higher than the number of registered stockholders of record.

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

Share Repurchases

The following table provides information about Hewitt’s Class A share repurchase activity for the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 – 31, 2008 (1)
Class A	2,055,091	$36.48	1,813,930	$89,244,151
August 1 – 31, 2008 (1)
Class A	624,630	$39.00	615,000	$65,266,244
September 1 – 30, 2008 (1)
Class A	1,914,943	$38.96	1,658,045	$—

Total Shares Purchased:
Class A	4,594,664	$37.86	4,086,975	$—

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for July 1, 2008 through September 30, 2008 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the second quarter of fiscal year 2007, the Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common shares through January 31, 2009. The Company completed the repurchase under this authorization during the fourth quarter of fiscal 2008.

Item 6.	Selected Financial Data

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere herein.

	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004
	(In millions, except per share amounts)
Fiscal Year ended September 30:
Total revenues	$3,228	$2,990	$2,857	$2,890	$2,257
Operating income (loss)	313	(143)	(64)	234	223
Net income (loss)	188	(175)	(116)	135	123
Income (loss) per share
Basic	$1.90	$(1.62)	$(1.08)	$1.21	$1.28
Diluted	$1.85	$(1.62)	$(1.08)	$1.19	$1.25

As of September 30:
Cash and cash equivalents and short-term investments	$541	$595	$449	$218	$313
Working capital (5)	424	561	429	300	425
Total assets	2,993	2,756	2,768	2,657	1,808
Long-term portion of debt and capital lease obligations	650	233	255	287	201
Stockholders’ equity	650	1,038	1,256	1,311	859

(1)	In fiscal 2008, we recorded a pre-tax gain of $36 million related to the sale of the Cyborg business; pre-tax net charges of $13 million related to HR BPO contract restructurings; and pre-tax charges of $45 million related to the review of our real estate portfolio.
(2)	In fiscal 2007, we recorded non-cash charges of $329 million related to impairment of goodwill, intangible assets and contract loss provisions; a pre-tax severance charge of $32 million resulting from ongoing productivity initiatives across the business; a pre-tax charge of $29 million related to the review of our real estate portfolio; a pre-tax charge of $15 million related to the anticipated restructuring of an HR BPO contract; and a pre-tax charge of $5 million resulting from the second-quarter resolution of a legal dispute with a vendor.
(3)	In fiscal 2006, we recorded non-cash charges of $264 million related to our HR BPO business.

(4)	On October 1, 2004, we completed a merger with Exult, Inc. and its results are included in our results from that date.
(5)	In fiscal 2008, we reclassified the current portion of deferred contract costs of $83 million and deferred contract revenues of $53 million from non-current assets and non-current liabilities, respectively, into current assets and current liabilities, respectively. Fiscal 2007 results were reclassified to be comparable to the current year presentation; $76 million of deferred contract costs and $50 million of deferred contract revenues were reclassified into current assets and current liabilities, respectively. Working capital data prior to fiscal 2007 have not been reclassified as it was not practical to do so. Therefore working capital data prior to fiscal 2007 are not comparable to fiscal 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Hewitt made significant progress during fiscal year 2008 on executing against the four key strategic priorities established in the prior year. We grew revenue and expanded margins while continuing to invest in our Benefits Outsourcing and Consulting segments. We focused on stabilizing the HR BPO business, restructuring two more contracts during the year. We raised $500 million from a debt offering during the fourth quarter and maintained a strong balance sheet with significant liquidity even as the broader economy endured the effects of the credit crisis and equity market volatility. We made three strategic acquisitions to broaden our service offerings to our clients and completed our existing share repurchase authorization prior to the January 31, 2009 expiration date.

Fiscal year 2008 net revenues, excluding third party supplier revenues and adjusting for the favorable effect of foreign currency translation of $40.9 million and the net favorable effect of acquisitions/divestiture of $9.5 million, increased 7.4% as compared to the prior-year period and was driven by growth across all segments, particularly in Consulting. Consulting revenue growth over the prior year, adjusting for the favorable effects of foreign currency translation of $26.0 million and acquisitions of $13.9 million, resulted principally from Retirement and Financial Management services as well as Talent and Organizational Consulting services. HR BPO reported revenue growth in the year, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $10.5 million and the impact of $21.1 million from the additional revenues generated by Cyborg in the prior fiscal year. The HR BPO revenue increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volumes. This was partially offset by planned service reductions to certain current and former clients. Also contributing to the increase was the benefit of $14.1 million related to the resolution of two contract restructurings. Benefits Outsourcing also reported higher revenue during the year, adjusting for the favorable impact of foreign currency translation of $4.5 million and acquisitions of $16.7 million. Higher revenue related to Benefits Outsourcing was due to an increase in clients going live with contract services over the last twelve months, increased project work, and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings, partially offset by lost clients.

Fiscal year 2008 operating income increased to $312.8 million, from an operating loss of $143.0 million in the prior year. The improvement was primarily due to the significant non-cash charges incurred in fiscal year 2007 for goodwill and asset impairment in the HR BPO segment. See Note 8 to the Consolidated Financial Statements for more information relating to these charges. Revenue growth in the Consulting and Benefits Outsourcing segments and continued improvement in the HR BPO operating results also contributed to the increase in operating income. Segment results are discussed in greater detail later in this section.

We announced three acquisitions during fiscal 2008: New Bridge Street Consultants, one of the leading specialist compensation consultancies in the United Kingdom; CSi – The Remuneration Specialists, a specialist compensation consultancy that provides data, analytics and compensation consulting solutions to organizations in Australia and New Zealand; and LCG, which provides an array of integrated disability, leave and absence management solutions for mid- to large-sized employers. RealLife HR, which was acquired in fiscal year 2007 and provides health and welfare benefits services for middle market companies, has exceeded expectations for its first year. We also completed the sale of the Cyborg business, a licensed payroll and HR software services organization, to streamline our HR outsourcing offerings.

We continue to maintain an aggressive focus on our overall cost structure and continued several productivity initiatives across our business throughout the year. In conjunction with an ongoing review of our real estate portfolio, we announced our intention to consolidate facilities, and in some cases, exit certain properties. Accordingly, we recorded pre-tax charges of $44.8 million during the fiscal year.

At September 30, 2008, we had a total of $124.5 million in long-term investments, which are comprised of available-for-sale auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to our ARS. During the second, third and fourth quarter, all of our outstanding ARS were subject to failed auctions. During the third and fourth quarter, $8.0 million of our ARS issues were called at par. At September 30, 2008, our ARS portfolio had a fair value of $124.5 million and a par value of $131.5 million. We used a discounted cash flow model to determine the estimated fair value of our ARS at September 30, 2008. As a result, we determined that there was a reduction in the fair value of our ARS and recorded an unrealized loss of $6.9 million ($4.3 million net of tax) within other comprehensive income, a component of stockholders’ equity. Since the impairments in fair values have been relatively short in duration and considering the overall quality of the underlying investments and the anticipated future market for such investments, the impairment is considered to be temporary as of September 30, 2008.

We believe that the current lack of liquidity relating to our ARS investments will not materially affect our ability to fund our ongoing operations and growth initiatives. As of September 30, 2008, we have classified the entire ARS investment balance from short-term investments to long-term investments on the consolidated balance sheet reflecting our inability to determine when these investments in ARS will become liquid. At September 30, 2008, we have determined that we have the intent and ability to hold these securities until maturity and that the current reduction in fair value is temporary.

During fiscal year 2008, we continued to repurchase our outstanding common shares. During the year, we repurchased approximately 15.1 million of our outstanding shares at an average price of $37.54, for a total of approximately $566.4 million, completing our original $750 million share repurchase authorization announced during the second quarter of fiscal year 2007.

For further discussion of our Company’s results, please see our discussion of Consolidated and Segment results on the following page.

CONSOLIDATED RESULTS

The following table sets forth our historical results of operations.

	Year Ended September 30,			% of Net Revenues
($ in thousands)	2008	2007	% Change	2008	2007
Revenues:
Net revenues (1)	$3,151,389	$2,921,076	7.9%
Reimbursements	76,259	69,250	10.1%

Total revenues	3,227,648	2,990,326	7.9%

Operating expenses:
Compensation and related expenses	2,042,623	1,906,158	7.2%	64.8	65.3
Goodwill and asset impairment	4,117	326,615	(98.7)%	0.1	11.2
Reimbursable expenses	76,259	69,250	10.1%	2.4	2.4
Other operating expenses (1)	624,989	636,698	(1.8)%	19.8	21.8
Selling, general and administrative expenses	202,483	194,572	4.1%	6.5	6.6
Gain on sale of business	(35,667)	—	n/a	(1.1)	—

Total operating expenses	2,914,804	3,133,293	(7.0)%	92.5	107.3

Operating income (loss)	312,844	(142,967)	n/m	9.9	(4.9)

Other income, net:
Interest expense	(24,788)	(20,019)	23.8%	(0.8)	(0.7)
Interest income	22,023	30,219	(27.1)%	0.7	1.0
Other income, net	6,365	8,049	(20.9)%	0.2	0.3

Total other income, net	3,600	18,249	(80.3)%	0.1	0.6

Income (loss) before income taxes	316,444	(124,718)	n/m	10.0	(4.3)

Provision for income taxes	128,302	50,362	154.8%	4.0	1.7

Net income (loss)	$188,142	$(175,080)	n/m	6.0%	(6.0)%

(1)	Net revenues include $40,498 and $69,842 of third party supplier revenues for the years ended September 30, 2008 and 2007, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues, excluding third party supplier revenues and adjusting for the favorable effects of foreign currency translation and net acquisitions/divestiture of $40.9 million and $9.5 million, respectively, increased 7.4% as compared to the prior year. The increase in net revenues was driven by revenue growth across all segments, with Consulting showing the largest increase. Consulting revenue growth, adjusting for the favorable effects of foreign currency translation of $26.0 million and acquisitions of $13.9 million, was due to growth in Retirement and Financial Management and Talent and Organizational Consulting services. HR BPO revenue growth, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $10.5 million and the impact of $21.1 million from the additional revenue generated by Cyborg in the prior fiscal year, was primarily due to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volumes. This was partially offset by planned service reductions to certain current and former clients. Also contributing to the increase in HR BPO revenue was the benefit of $14.1 million related to the resolution of two contract restructurings. Benefits Outsourcing also contributed to the revenue growth, adjusting for the favorable impact of foreign currency translation of $4.5 million and acquisitions of $16.7 million, primarily due to an increase in clients going live with contract services over the last twelve months, increased project work, and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings, partially offset by lost clients. Segment results are discussed in greater detail later in this section.

Compensation and Related Expense

Compensation and related expenses increased 7.2%, or $136.5 million. An increase in salary costs resulted from an increase in Consulting activities to support Consulting demand and higher performance-based compensation. Offsetting these increases were lower salary costs associated with global sourcing and other cost management efforts and a decrease in severance expense.

Goodwill and Asset Impairment

The current year impairment charge of $4.1 million resulted from the write-off of deferred set-up costs and capitalized software associated with certain client contracts, in addition to the impairment of customer relationship intangible assets. During the year ended September 30, 2007, the Company evaluated certain intangible assets related to the HR BPO and Benefits Outsourcing segments for impairment. This review resulted in non-cash impairment charges of $326.6 million including $280 million of goodwill impairment and $47 million of asset impairment, which included capitalized software and core technology of $33 million, customer relationships of $6 million and $8 million of anticipated losses on certain contracts.

Other Operating Expenses

The decrease in other operating expense of $11.7 million was primarily due to lower infrastructure costs, including decreases in depreciation and amortization expense mostly resulting from prior year asset impairment and real estate exit charges, in addition to a reduction in third party supplier costs of $27.8 million. The decrease was partially offset by higher real estate related charges. Current and prior year operating expenses include $44.8 million and $29.3 million, respectively, of real estate-related charges primarily due to recognition of the fair value of lease vacancy obligations and lease termination charges related to exit of certain locations, and related acceleration of depreciation of leasehold improvements and equipment and other charges in those years. The current year decrease in other operating expenses was also offset by higher client service delivery charges, net of deferrals, of $8.9 million primarily related to the increased number of clients who are live with ongoing services and the impact of two previously announced contract restructurings.

Selling, General and Administrative (SG&A) Expense

The increase in SG&A expense of $7.9 million is primarily attributable to net charges related to ongoing disputes and settlements with various clients of approximately $24.1 million in the current year. Additionally, $4.6 million higher allowance for doubtful accounts contributed to the increase. A $15 million charge associated with the restructuring of an HR BPO contract and a $5 million charge associated with the resolution of a legal dispute with a vendor were both recorded in the same prior-year period, offsetting the increases noted above.

Gain on Sale of Business

On January 31, 2008, we sold the Cyborg business, which was included in the HR BPO segment. Cyborg was acquired in 2003 and provides licensed, processed and hosted payroll software services. The divestiture is a part of the Company’s continued efforts to streamline its HR outsourcing service offerings. The Company recorded a pre-tax gain of $35.7 million during the quarter ended March 31, 2008 as a result of the sale.

Total Other Income, Net

Total other income decreased by $14.6 million in the period driven by lower interest income of $8.2 million, due to lower average investment balances and lower average interest rates as compared to the prior-year period. Higher interest expense of $4.8 million, resulting from higher average debt balances as compared to the prior-year period, and accelerated discount amortization related to the 2.5% convertible senior notes also contributed to the increase.

Lower other income, net of $1.7 million resulted from lower investment gains and higher gains on foreign currency transactions. In fiscal 2008, the Company recognized gains of $2.6 million related to the sale of two equity investments. In fiscal 2007, the Company recognized a gain of $6.0 million related to the sale of a cost method investment.

Provision for Income Taxes

The Company’s consolidated effective income tax rate is 40.5% for the year ended September 30, 2008, as compared to 40.4% for the comparable prior-year period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The higher effective tax rate in the current period compared to the comparable prior-year period is due to the mix of income across various jurisdictions and the effect of nonrecurring discrete items (including prior year return to provision adjustments and interest on FIN 48 liabilities) in the current period. The prior year tax rate was impacted by non-deductible goodwill impairment charges.

Effective October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Prior to October 1, 2007, we established contingencies for income tax when, despite the belief that our tax positions were fully supportable, we believed that it was probable that our positions would be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals included the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

Fiscal Years Ended September 30, 2007 and 2006

	Year Ended September 30,			% of Net Revenues
($ in thousands)	2007	2006	% Change	2007	2006
Revenues:
Net revenues (1)	$2,921,076	$2,788,722	4.7%
Reimbursements	69,250	68,439	1.2%

Total revenues	2,990,326	2,857,161	4.7%

Operating expenses:
Compensation and related expenses	1,906,158	1,799,743	5.9%	65.3	64.5
Goodwill and asset impairment	326,615	255,873	27.6%	11.2	9.2
Reimbursable expenses	69,250	68,439	1.2%	2.4	2.5
Other operating expenses (1)	636,698	642,803	(0.9)%	21.8	23.1
Selling, general and administrative expenses	194,572	154,564	25.9%	6.6	5.5

Total operating expenses	3,133,293	2,921,422	7.3%	107.3	104.8

Operating loss	(142,967)	(64,261)	122.5%	(4.9)	(2.3)

Other income, net:
Interest expense	(20,019)	(23,072)	(13.2)%	(0.7)	(0.8)
Interest income	30,219	17,795	69.8%	1.0	0.6
Other income, net	8,049	9,968	(19.3)%	0.3	0.4

Total other income, net	18,249	4,691	289.0%	0.6	0.2

Loss before income taxes	(124,718)	(59,570)	109.4%	(4.3)	(2.1)

Provision for income taxes	50,362	56,368	(10.7)%	1.7	2.1

Net loss	$(175,080)	$(115,938)	51.0%	(6.0)%	(4.2)%

(1)	Net revenues include $69,842 and $117,964 of third party supplier revenues for the years ended September 30, 2007 and 2006, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

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

Compensation and Related Expense

The increase in expense over the prior year included $60.4 million of increased performance-based compensation and $45.4 million of higher salaries and wages partially offset by $12.7 million of lower share-based compensation related to lower IPO restricted stock award expense and an increase in the forfeiture rate. The increase in performance-based compensation reflected an overall increase in the expected payout compared to the prior year due to the improvement in underlying performance in fiscal 2007. The increase in salaries and wages was primarily attributable to increases in compensation, higher labor costs related to servicing live clients, and an increase in severance expense. Partially offsetting the increase in salaries and wages was lower contractor expense due to the Company’s continued efforts to optimize resources.

Goodwill and Asset Impairment

During the year ended September 30, 2007, the Company evaluated certain intangible assets related to the HR BPO and Benefits Outsourcing segments for impairment. This review resulted in non-cash impairment charges of $326.6 million including $280 million of goodwill impairment and $47 million of asset impairment, which included capitalized software and core technology of $33 million, customer relationships of $6 million and $8 million of anticipated losses on certain contracts. During fiscal 2006, the Company recognized $256 million of impairment charges related to HR BPO. The non-cash charges consisted of $172 million of goodwill impairment, $62 million of asset impairment for certain existing contracts due to higher than expected costs to be incurred over the life of the contracts, $13 million of asset impairment resulting from the termination of a client contract and $9 million of long-lived asset impairment primarily due to lower than expected utilization of an acquired asset.

Other Operating Expenses

The decrease in other operating expense was due to a reduction in third party supplier costs of $47.8 million, offset by $29.3 million of real estate-related charges primarily due to recognition of the fair value of lease vacancy obligations and lease termination charges related to exit of certain locations, and related acceleration of depreciation of leasehold improvements and equipment and other charges. Also offsetting the decrease was an increase in client service delivery charges, net of deferrals, of $7.5 million primarily related to the increased number of HR BPO clients who were live with ongoing services.

Selling, General and Administrative (SG&A) Expense

The increase in SG&A expense was primarily due to a $15 million charge associated with the anticipated restructuring of an HR BPO contract and a $5 million charge, recorded within Benefits Outsourcing, associated with the resolution of a legal dispute with a vendor. Also contributing to the increase was higher amortization of intangible assets resulting from the shortening of the remaining useful life of a customer relationship and higher consulting charges related to the Company’s assessment of its longer-term strategy.

Total Other Income, Net

Total other income increased by $14 million over the prior year due to higher interest income derived from significantly higher average investment balances and rising interest rates yielding higher returns. In addition, in fiscal 2007, we sold an investment that was accounted for using the cost basis method of accounting and recognized a gain of $6 million. In fiscal 2006, we recognized a $7 million gain in connection with a contribution of our German Retirement and Financial Management business in exchange for an increased investment in a German actuarial business.

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

In fiscal 2007 and 2006, a number of significant items, including a non-deductible goodwill impairment charge, as well as a reduction of deferred tax assets related to certain foreign entities, impacted the current year rate.

Effective October 1, 2007, we adopted FIN 48, which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Prior to October 1, 2007, we established contingencies for income tax when, despite the belief that our tax positions were fully supportable, we believed that it was probable that our positions would be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals included the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

SEGMENT RESULTS

The following table sets forth unaudited historical segment results for the periods presented. Results for the prior year have been reclassified to be comparable to the current year presentation, primarily due to changes to the Company’s current organizational structure.

	Year Ended September 30,
($ in thousands)	2008	2007	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$1,550,110	$1,475,326	5.1%
Segment income	365,336	303,984	20.2%
Segment income as a percentage of segment revenues	23.6%	20.6%

HR BPO
Segment revenues before reimbursements (1)	$554,854	$539,452	2.9%
Segment loss	(83,277)	(492,193)	(83.1)%
Segment loss as a percentage of segment revenues	(15.0)%	(91.2)%

Consulting
Segment revenues before reimbursements	$1,094,323	$945,866	15.7%
Segment income	143,217	143,992	(0.5)%
Segment income as a percentage of segment revenues	13.1%	15.2%

Total Company
Segment revenues before reimbursements (1)	$3,199,287	$2,960,644	8.1%
Intersegment revenues	(47,898)	(39,568)	21.1%

Revenues before reimbursements (net revenues)	3,151,389	2,921,076	7.9%
Reimbursements	76,259	69,250	10.1%

Total revenues	$3,227,648	$2,990,326	7.9%

Segment income (loss)	$425,276	$(44,217)	n/m
Unallocated shared service costs	112,432	98,750	13.9%

Operating income (loss)	$312,844	$(142,967)	n/m

(1)	HR BPO net revenues include $40,498 and $69,842 of third party supplier revenues for the year ended September 30, 2008 and 2007, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the favorable impact of foreign currency translation of $4.5 million and acquisitions of $16.7 million, increased 3.7%. The increase in revenue is primarily due to an increase in clients going live with contract services over the last twelve months, increased project work, and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings, partially offset by lost clients.

Benefits Outsourcing operating income increased 20.2% compared to the prior year. Growth was mostly due to an increase from the prior year in higher margin project work, a decrease in compensation expense associated with lower severance and lower salary costs related to global sourcing, and other infrastructure cost management efforts. This growth was partially offset by higher contractor costs and operating expense related to certain large, complex clients that went live with ongoing services, as well as higher performance-based compensation and net litigation costs. The prior year results also reflected $10 million of additional loss reserves for anticipated losses on certain European contracts, and $5 million resulting from the resolution of a legal dispute with a vendor.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the favorable impact of foreign currency translation of $10.5 million and the impact of $21.1 million from the additional revenues generated by Cyborg in the prior fiscal year, increased 12.4%. The increase is primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volumes. This was partially offset by planned service reductions to certain current and former clients. Also contributing to the increase was the benefit of $14.1 million related to the resolution of two contract restructurings.

HR BPO operating loss decreased 83.1% compared to the prior year. The decrease in the loss was due to lower impairment charges recorded in fiscal 2008 and improvements in operating performance. Fiscal 2007 results reflect charges of $280 million for goodwill impairment and $30 million for intangible asset impairment relating to the impairment of capitalized software, core technology intangible assets and customer relationship intangibles. The decrease in the loss was also due to lower operating expense in the current year which included a gain on the sale of Cyborg of $35.7 million. The segment loss also improved due to staffing leverage, infrastructure cost management efforts and increased direct revenue. The current year includes net charges of $12.8 million related to the previously announced restructurings of two HR BPO contracts as compared to $15 million of charges recorded in the prior year related to the restructuring of a client contract. The current year also includes net charges related to ongoing disputes and settlements with various clients of $4 million.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $26.0 million and acquisitions of $13.9 million, increased 11.5%. The majority of this growth resulted from increased demand in North America and Europe for Retirement and Financial Management consulting, in particular, driven by funding legislation and ongoing pension accounting changes. Also contributing to the revenue growth was increased demand for Talent and Organizational Consulting in the U.S., the Asia-Pacific region, and Europe, as well as demand for Health Management consulting in the U.S.

Segment income decreased 0.5% compared to the prior year. The decrease was mostly due to higher compensation expense, some of which related to investments for practice growth and driven by increased salaries, performance-based compensation, benefits, and severance. The current year includes $12.6 million in severance charges related to workforce restructuring. Offsetting the decrease was revenue growth.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated costs increased $13.7 million, or 13.9%, primarily due to the result of charges related to the leased real estate restructurings, higher performance-based compensation expenses and legal fees in the current period, partially offset by lower costs due to severance expense incurred in the prior year related to restructuring actions and lower outside consulting costs.

Fiscal Years Ended September 30, 2007 and 2006

The following table sets forth unaudited historical segment results for the periods presented. Results for fiscal 2007 have been reclassified to be comparable to the current year presentation, primarily due to changes to the Company’s current organizational structure. Results for fiscal 2006 have not been reclassified as it was not practical to do so. As a result, the fiscal 2006 segment results do not reflect changes to the Company’s current organizational structure and are not comparable to fiscal 2007.

	Year Ended September 30,
($ in thousands)	2007	2006	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$1,475,326	$1,465,710	0.7%
Segment income	303,984	321,735	(5.5)%
Segment income as a percentage of segment revenues	20.6%	22.0%

HR BPO
Segment revenues before reimbursements (1)	$539,452	$517,502	4.2%
Segment loss	(492,193)	(423,407)	16.2%
Segment loss as a percentage of segment revenues	(91.2)%	(81.8)%

Consulting
Segment revenues before reimbursements	$945,866	$842,616	12.3%
Segment income	143,992	137,028	5.1%
Segment income as a percentage of segment revenues	15.2%	16.3%

Total Company
Segment revenues before reimbursements (1)	$2,960,644	$2,825,828	4.8%
Intersegment revenues	(39,568)	(37,106)	6.6%

Revenues before reimbursements (net revenues)	2,921,076	2,788,722	4.7%
Reimbursements	69,250	68,439	1.2%

Total revenues	$2,990,326	$2,857,161	4.7%

Segment (loss) income	$(44,217)	$35,356	n/m
Charges not recorded at the segment level:
Initial public offering restricted stock awards	—	9,397	(100.0)%
Unallocated shared service costs	98,750	90,220	9.5%

Operating (loss)	$(142,967)	$(64,261)	122.5%

(1)	HR BPO net revenues include $69,842 and $117,964 of third party supplier revenues for the year ended September 30, 2007 and 2006, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue, adjusting for the impact of foreign currency translation of $7.6 million, essentially was unchanged as compared to the year ended September 30, 2006. An increase in services to new and existing clients, organic growth of existing clients and an increase in project work, was offset by the impact of lost clients and longer implementation cycles required for some of the Company’s large, complex clients.

Benefits Outsourcing operating income decreased 5.5% as compared to fiscal 2006. Fiscal 2007 reflected charges of $22 million related to the real estate restructurings, $13 million related to severance charges, $10 million of additional loss reserves for anticipated losses on certain European contracts, and $5 million resulting from the resolution of a legal dispute with a vendor. Asset impairment charges of $7.6 million primarily related to the write-off of customer relationship intangibles and capitalized software, as well as increased client service delivery expense, also contributed to the decrease in segment income. Partially offsetting the decrease were efficiencies driven by global sourcing and other cost management efforts.

HR BPO

HR BPO net revenue, excluding third party revenue and adjusting for the impact of foreign currency translation of $7.8 million, increased 15.2% during the year ended September 30, 2007 as compared to the prior year. The increase was primarily related to an increase in the number of clients who went live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work.

HR BPO operating loss increased 16.2% as compared to fiscal 2006. Fiscal 2007 results included charges of $280 million for goodwill impairment and $30 million for intangible asset impairment relating to the impairment of capitalized software, core technology intangible assets and customer relationship intangibles. Fiscal 2007 also included charges of $5 million related to real estate restructurings, $15 million associated with the anticipated restructuring of a client contract and an increase in severance charges of $11 million. Fiscal 2006 results included charges of $172 million for goodwill impairment, $73 million for anticipated losses on certain contracts, $10 million net asset impairment from the termination of a client in the first quarter of fiscal 2006 and $9 million for impairment of long-lived assets. Excluding these fiscal 2007 and fiscal 2006 charges, the segment loss improved primarily due to the stabilization of the existing client base, as well as overall cost management efforts, offset in part by the impact of new contract implementations and increased intangible asset amortization.

Consulting

Consulting net revenues, adjusting for the favorable effects of foreign currency translation of $32.8 million and acquisitions of approximately $9.4 million, increased 7.2%. The majority of this growth resulted from increased demand in North America and Europe for Retirement and Financial Management consulting, in particular, driven by the new funding legislation in the U.S. and upcoming pension accounting changes. Also contributing to the revenue growth was increased demand for Talent and Organizational Consulting services, particularly in the Asia-Pacific region.

Segment income increased 5.1% as compared to fiscal 2006 due to revenue growth, partially offset by higher compensation expense driven by increased wages and performance-based incentives.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated costs increased 9.5% primarily due to increased professional services related to the Company’s strategic initiatives and increased performance-based compensation expense, offset by productivity savings resulting from restructuring activities.

Critical Accounting Policies and Estimates

Conforming with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this Annual Report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically re-evaluate these significant factors and make adjustments when facts and circumstances change; however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition and client contract loss reserves, deferred contract costs and revenues, performance-based compensation, accounts receivable and unbilled work in process, goodwill and other intangible assets, retirement plans, income taxes, share-based compensation and investments.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Outsourcing contract terms typically range from three to five years for benefits contracts and seven to ten years for HR BPO contracts, while consulting arrangements are generally short-term in nature.

In connection with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we have contracts with multiple elements primarily in our Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered items; and

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

Contract losses on outsourcing or consulting arrangements are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs, including any remaining deferred contract costs, exceed the estimated total revenues that will be generated by the contract. When a loss is identified, it is first recorded as an impairment of deferred contract costs related to the specific contract, if applicable, with the remaining amount recorded as a loss reserve. Estimates are monitored during the term of the contract and any changes to the estimates are recorded in the period the change is identified and may result in adjustments to the loss reserve.

Deferred Contract Costs and Deferred Contract Revenues

For long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or customizing systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting, specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from our clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the contract ongoing services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded if necessary and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date.

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management subject to an annual review by the Compensation and Leadership Committee of the Board of Directors. Performance-based compensation is discretionary and is based on individual, team and total Company performance. Performance-based compensation is paid once per fiscal year after our annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim reporting dates involves judgment, is based on annual results as compared to internal targets and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual performance varies from performance levels anticipated in prior interim periods.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable or unbilled work in process to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due or unbilled work in process is not billed. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. A key factor mitigating this risk is our diverse client base. For the years ended September 30, 2008, 2007 and 2006, no single client accounted for more than 10% of our total revenues.

Goodwill and Other Intangible Assets

In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired are based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value are based primarily upon future cash flow projections for the acquired businesses and net assets, discounted to present value using a risk-adjusted discount rate. These estimates are generally made in consultation with a third party valuation specialist. We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Retirement Plans

We provide pension benefits to certain of our employees outside of North America and other postretirement benefits to certain of our employees in North America. The valuation of the funded status and net periodic pension and other postretirement benefit costs are calculated using actuarial assumptions, which are reviewed annually. The assumptions include rates of increases in employee compensation, interest rates used to discount liabilities, the long-term rate of return on plan assets, anticipated future health-care costs and other assumptions involving demographic factors such as retirement, mortality and turnover. The selection of assumptions is based on both short-term and long-term historical trends and known economic and market conditions at the time of the valuation. The use of different assumptions would have resulted in different measures of the funded status and net periodic pension and other postretirement benefit expenses. Actual results in the future could differ from expected results. We are not able to estimate the probability of actual results differing from expected results, but believe our assumptions are appropriate. Please refer to Note 15 for more information on our assumptions. The most critical assumptions pertain to the plans covering employees outside North America, as these plans are the most significant to our consolidated financial statements.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provisions and net income in the period in which such determination is made.

Effective October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Prior to October 1, 2007, we established contingencies for income tax when, despite the belief that our tax positions were fully supportable, we believed that it was probable that our positions would be challenged and could be disallowed by various authorities. The consolidated tax provision and related accruals included the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

Share-based Compensation

Our employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis (if cliff vesting) or on an accelerated-attribution basis (if graded vesting) annually over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeiture rate are adjusted through current period earnings. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer, generally for four years from the grant date.

The Company also grants nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. The Company applies the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures, on a straight-line basis so that the award is fully expensed at the vesting date. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years.

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

Investments

Short-term and long-term investments include marketable equity and debt securities that are classified as available-for-sale and recorded at fair value. Marketable debt securities include auction rate securities (“ARS”) which generally have long-term nominal maturities that exceed one year, with interest rates that reset periodically in scheduled auctions (generally every 7-35 days). Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss) to the extent they are considered temporary. Realized gains or losses and other than temporary unrealized losses are reported in other income (expense), net on the consolidated statements of operations. At September 30, 2008, the Company’s auction rate securities are classified as long-term investments because the auctions have failed.

Refer to Note 5 of the consolidated financial statements for more information related to our auction rate securities.

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

Summary of Cash Flows (in thousands)	Year Ended September 30,
	2008	2007	2006
Cash provided by operating activities	$327,902	$435,230	$381,018
Cash used in investing activities	(122,828)	(32,502)	(387,274)
Cash used in financing activities	(33,152)	(174,579)	(16,660)
Effect of exchange rates on cash and cash equivalents	(9,171)	11,666	3,916

Net increase (decrease) in cash and cash equivalents	162,751	239,815	(19,000)
Cash and cash equivalents at beginning of year	378,743	138,928	157,928

Cash and cash equivalents at end of year	$541,494	$378,743	$138,928

The Company believes it will be able to meet its cash requirements for operations, anticipated growth and capital expansion. Cash, cash equivalents and short-term investments were $541 million, $595 million and $449 million as of September 30, 2008, 2007 and 2006, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

Operating activities: The Company’s cash provided by operating activities decreased by $107.3 million from the prior year. The Company faced increasing working capital requirements for client receivables and unbilled work in process, higher tax payments and higher performance-based compensation paid in the current year for fiscal 2007 performance. These factors more than offset the increase in the Company’s net income, net of non-cash gains and charges, and higher deferred contract costs that provided more operating cash in the prior fiscal year.

The increase in cash provided by operating activities in fiscal 2007 was primarily due to an increase in cash collected on accounts receivable and proceeds from contracts where revenue was deferred until future periods. These were partially offset by a higher level of performance-based compensation, severance payments and tax payments, net of refunds.

Investing activities: Cash used in investing activities increased $90.3 million from the prior fiscal year. The primary causes of this change were increases in capital expenditures and additions to capitalized software, along with an increase in cash used for the Company’s three acquisitions in fiscal year 2008. The cash proceeds received from the sale of the Cyborg business partially offset these increases. Net sales of investments also provided slightly less cash in the current fiscal year.

The decrease in cash used in investing activities in fiscal 2007 was due to increased proceeds from net sales of short-term investments and a decrease in capital expenditures. These were partially offset by an increase in the purchase of short-term investments and an increase in acquisitions. The short-term investment proceeds were utilized to fund higher performance-based compensation and the Company’s share repurchase program.

Financing activities: Cash used in financing activities decreased $141.4 million from the prior fiscal year as the proceeds from the Company’s long-term debt offering more than offset the increased use of cash to repurchase Hewitt’s common stock. The Company repurchased approximately 15.1 million of its outstanding shares at an average price of $37.54, for a total of approximately $566.4 million, during the fiscal year. Net payments on the Company’s short-term debt holdings also used more cash in the current fiscal year.

The increase in cash used in financing activities in fiscal 2007 was primarily due to an increase in share repurchases relating to the Company’s share repurchase program, partially offset by an increase in proceeds from the exercise of stock options. The Company repurchased approximately 6.1 million of its outstanding shares at an average price of $30.24, for a total of approximately $183.6 million, during fiscal year 2007.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the foreseeable future.

At September 30, 2008, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of September 30, 2008 was approximately $225.9 million. Additional information on the Company’s borrowings and available credit is included in Note 10 and Note 11 to the consolidated financial statements.

Contractual Obligations

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and other long-term liabilities. The following table shows the minimum payments required under existing agreements which have initial or remaining non-cancelable terms in excess of one year as of September 30, 2008.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2009	2010- 2011	2012- 2013	Thereafter
	(in millions)
Operating leases (1)	$667	$93	$164	$143	$267

Capital leases (2):
Principal	82	8	18	20	36
Interest	26	5	9	7	5

	108	13	27	27	41

Debt (3):
Principal	719	144	56	289	230
Interest	193	36	64	53	40

	912	180	120	342	270

Purchase commitments (4)	116	57	52	6	1

Other long-term obligations (5)	92	9	17	17	49

Total contractual obligations	$1,895	$352	$380	$535	$628

(1)	We have various third party operating leases for office space, furniture and equipment such as copiers, servers and disk drives with terms ranging from one to twenty years. Refer to Note 12 to the consolidated financial statements for additional information on operating leases.
(2)	We have various telecommunications equipment installment notes under capital lease which are payable over three to five years and are secured by the related equipment. Refer to Note 12 to the consolidated financial statements for additional information on capital leases.
(3)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. Convertible debt is included at its face value. The amounts include interest on both fixed and variable interest rate debt. The current rate as of September 30, 2008 is assumed for the variable rate debt. See Note 10 and Note 11 to the consolidated financial statements for additional information regarding our debt.
(4)	Purchase commitments include, among other things, telecommunication usage, software licenses, consulting services and insurance coverage obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.
(5)	Other long-term obligations consist primarily of payments for pension plans, post retirement benefit plans and other long-term obligations. Other long-term obligations do not include income taxes payable or long-term income taxes payable for uncertain tax positions. We are unable to reasonably estimate the timing of future payments related to uncertain tax positions. Refer to Note 20 to the consolidated financial statements for additional information on uncertain tax positions.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement or are reasonably likely to have a material effect on our consolidated financial statements.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In December 2007, we initiated a foreign currency management program involving the uses of financial derivatives and, in August 2008, we initiated a debt risk management program involving interest rate swaps. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2008, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

Foreign exchange risk

For the year ended September 30, 2008, revenues from U.S. operations as a percent of total revenues were approximately 74%. Operating in international markets means that we are exposed to fluctuations in foreign exchange rates. Approximately 12% of our net revenues for the year ended September 30, 2008, were from the United Kingdom and approximately 6% of our net revenues for the year ended September 30, 2008, were from Canada. Changes in these foreign exchange rates can have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the year ended September 30, 2008, would have impacted our annual operating income by approximately $1.9 million. A 10% change in the average exchange rate for the Canadian dollar for the year ended September 30, 2008, would have impacted our annual operating income by approximately $2.7 million.

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge approximately 75% of future exposures. As of September 30, 2008, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 73% of forecasted transactions of approximately $117 million. A 10% change in the exchange rate on the related exposure will result in an increase or decrease of related expenses of approximately $12 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $8 million on settlement of the derivative instruments.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term and long-term investments and variable interest rate debt.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We invest in U.S. treasuries and agencies, AAA rated money market funds, A1/P1 rated commercial paper and bank/term deposits and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. Our portfolio earned interest at an average rate of 4.0% during the year ended September 30, 2008. A one percentage point change would have impacted our interest income by approximately $3.6 million for the year ended September 30, 2008.

Our long-term investments consist of auction rate securities (“ARS”) which are comprised of federally insured student loan backed securities. These securities were valued using a discounted cash flow model based on assumptions including current interest yields and an after-tax discount rate commensurate with the expected holding period. A one percentage point change on the interest income yields would impact the fair value of the ARS holdings by approximately $3.2 million. A one percentage point change on the discount rate used for valuing the ARS holdings would impact the fair value of the ARS holdings by approximately $3.3 million.

Our short-term variable rate debt consists of our unsecured lines of credit. Our variable interest rate debt had an effective interest rate of 4.54% during the year ended September 30, 2008. A one percentage point change would have impacted our interest expense related to all outstanding variable rate debt by approximately $1.4 million for the year ended September 30, 2008.

On August 8, 2008, the Company entered into a long term loan agreement that provides for a senior unsecured term loan in the amount of $270 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and the margin will change depending on the Company’s leverage ratio. The Term Loan matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long term variable rate debt. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. The Company swapped $170 million of the Term Loan for the first three years and $85 million of the Term Loan for the fourth year. Only the variable LIBOR component of the Term Loan debt was swapped to fixed rate. As of September 30, 2008, these hedges are still in place. A one percentage point change in LIBOR would increase or decrease our interest expense related to the Term Loan, by approximately $2.7 million over a full year. Consistent with the use of the derivatives to offset the effect of interest rate fluctuations, such increases or decreases in interest rate expenses would be offset by corresponding gains or losses, respectively of approximately $1.7 million on settlement of the derivative instruments.

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

Evaluation of Disclosure Controls and Procedures

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

As required under this Item 9A, the management report titled “Management’s Assessment of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” appear on pages 44 and 45 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Reference is made to the Proxy Statement under the heading “Director Independence” (hereby incorporated by reference) for information related to director independence and to “Certain Relationships and Related Transactions” for information related to transactions with related persons.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Proxy Statement under the heading “Audit Fees” (hereby incorporated by reference) for this information.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The financial statements listed on the Index to Financial Statements (page 43) are filed as part of this Annual Report.

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 93 through 96) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

By:	/s/ JOHN J. PARK
John J. Park
Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of November 2008:

/s/ RUSSELL P. FRADIN	/s/ MICHAEL E. GREENLEES
Russell P. Fradin	Michael E. Greenlees
Chairman and Chief Executive Officer	Director
(Principal executive officer)

/s/ JOHN J. PARK	/s/ MICHELE M. HUNT
John J. Park	Michele M. Hunt
Chief Financial Officer	Director
(Principal financial and accounting officer)

/s/ WILLIAM J. CONATY	/s/ ALEX J. MANDL
William J. Conaty	Alex J. Mandl
Director	Director

/s/ STEVEN A. DENNING	/s/ CARY D. McMILLAN
Steven A. Denning	Cary D. McMillan
Director	Director

/s/ CHERYL A. FRANCIS	/s/ THOMAS J. NEFF
Cheryl A. Francis	Thomas J. Neff
Director	Director

/s/ JULIE S. GORDON	/s/ STEVEN P. STANBROOK
Julie S. Gordon	Steven P. Stanbrook
Director	Director

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment using those criteria, as of September 30, 2008, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended September 30, 2008, 2007 and 2006 and the Company’s internal control over financial reporting as of September 30, 2008. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

HEWITT ASSOCIATES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited Hewitt Associates, Inc.’s (the Company) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewitt Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hewitt Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Hewitt Associates, Inc. as of September 30, 2008 and 2007, and for each of the three years in the period ended September 30, 2008, and our report dated November 14, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

November 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hewitt Associates, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 in the notes to the consolidated financial statements, effective October 1, 2007 the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and EITF 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. As disclosed in Note 2 in the notes to the consolidated financial statements, effective September 30, 2007, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewitt Associates, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

November 14, 2008

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	September 30, 2008	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$541,494	$378,743
Short-term investments	—	216,726
Client receivables and unbilled work in process, less allowances of $18,029 and $18,933 at September 30, 2008 and 2007, respectively	655,543	632,011
Prepaid expenses and other current assets	129,529	86,683
Funds held for clients	116,488	133,163
Short-term deferred contract costs, net	83,444	75,684
Deferred income taxes, net	34,104	32,533

Total current assets	1,560,602	1,555,543

Non-Current Assets:
Deferred contract costs, net, less current portion	287,060	296,679
Property and equipment, net	385,885	355,907
Other intangible assets, net	206,822	196,133
Goodwill	364,141	319,314
Long-term investments	124,530	—
Other non-current assets, net	63,762	31,962

Total non-current assets	1,432,200	1,199,995

Total Assets	$2,992,802	$2,755,538

LIABILITIES

Current Liabilities:
Accounts payable	$15,880	$21,304
Accrued expenses	239,521	212,097
Funds held for clients	116,488	133,163
Advanced billings to clients	158,238	170,131
Accrued compensation and benefits	403,611	353,265
Short-term deferred contract revenues	52,733	49,581
Short-term debt	17,602	30,369
Current portion of long-term debt and capital lease obligations	133,002	24,222

Total current liabilities	1,137,075	994,132

Non-Current Liabilities:
Deferred contract revenues, less current portion	237,648	221,778
Debt and capital lease obligations, less current portion	650,182	233,465
Other non-current liabilities	240,637	165,264
Deferred income taxes, net	77,058	102,887

Total non-current liabilities	1,205,525	723,394

Total Liabilities	$2,342,600	$1,717,526

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	September 30, 2008	September 30, 2007
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 130,390,880 and 127,672,253 issued, 94,227,120 and 107,126,309 shares outstanding, as of September 30, 2008 and 2007, respectively	$1,304	$1,277
Additional paid-in capital	1,579,077	1,472,409
Cost of common stock in treasury, 36,163,760 and 20,545,944 shares of Class A common stock as of September 30, 2008 and 2007, respectively	(1,183,427)	(597,200)
Retained earnings	206,558	38,144
Accumulated other comprehensive income, net	46,690	123,382

Total stockholders’ equity	650,202	1,038,012

Total Liabilities and Stockholders’ Equity	$2,992,802	$2,755,538

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share and per share amounts)

	Year Ended September 30,
	2008	2007	2006
Revenues:
Revenues before reimbursements (net revenues)	$3,151,389	$2,921,076	$2,788,722
Reimbursements	76,259	69,250	68,439

Total revenues	3,227,648	2,990,326	2,857,161

Operating expenses:
Compensation and related expenses	2,042,623	1,906,158	1,799,743
Goodwill and asset impairment	4,117	326,615	255,873
Reimbursable expenses	76,259	69,250	68,439
Other operating expenses	624,989	636,698	642,803
Selling, general and administrative expenses	202,483	194,572	154,564
Gain on sale of business	(35,667)	—	—

Total operating expenses	2,914,804	3,133,293	2,921,422

Operating income (loss)	312,844	(142,967)	(64,261)

Other income, net:
Interest expense	(24,788)	(20,019)	(23,072)
Interest income	22,023	30,219	17,795
Other income, net	6,365	8,049	9,968

Total other income, net	3,600	18,249	4,691

Income (loss) before income taxes	316,444	(124,718)	(59,570)

Provision for income taxes	128,302	50,362	56,368

Net income (loss)	$188,142	$(175,080)	$(115,938)

Earnings (loss) per share:
Basic	$1.90	$(1.62)	$(1.08)
Diluted	$1.85	$(1.62)	$(1.08)

Weighted average shares:
Basic	98,791,739	107,866,281	107,642,383
Diluted	101,970,321	107,866,281	107,642,383

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except for share and per share amounts)

	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2005	72,970,960	730	45,181,849	452	3,540,461	35	98,967	2,035	1,315,119	13,514,395	(388,638)	329,162	(17,326)	$69,788	1,311,357

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(115,938)	—	—	(115,938)
Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	2,397	2,397
Unrealized gains on short-term investments, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	127	127
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	2,760	2,760

Total other comprehensive income														5,284	5,284
Total comprehensive loss															(110,654)
Restricted stock award grant	2,750,481	28	—	—	—	—	—	—	(28)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	55,126	—	—	—	—	—	55,126
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—	(119)	—	—	—	—	—	(119)
Excess tax benefits from stock plans	—	—	—	—	—	—	—	—	(1,151)	—	—	—	—	—	(1,151)
Restricted stock unit vesting	121,520	1	—	—	—	—	—	—	(1)	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	595,385	(12,727)	—	—	—	(12,727)
Issuance of Class A common shares:
Employee stock options	647,740	6	—	—	—	—	—	—	14,531	—	—	—	—	—	14,537
Outside Directors	17,089	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Rule 144 share conversions and other share conversions	48,722,310	487	(45,181,849)	(452)	(3,540,461)	(35)	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(297,911)	(3)	—	—	—	—	—	—	—	—	—	—	—	—	(3)
Adoption of SFAS 123(R) – Adjustment to remove restricted stock units and unearned compensation	—	—	—	—	—	—	(98,967)	(2,035)	(15,288)	—	—	—	17,326	—	3

Balance at September 30, 2006	124,932,189	1,249	—	—	—	—	—	—	1,368,189	14,109,780	(401,365)	213,224	—	75,072	1,256,369

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued

(In thousands except for share and per share amounts)

	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2006	124,932,189	1,249	—	—	—	—	—	—	1,368,189	14,109,780	(401,365)	213,224	—	75,072	1,256,369

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(175,080)	—	—	(175,080)
Other comprehensive income:
Unrealized gains on short-term investments, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	8	8
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	49,827	49,827

Total other comprehensive income														49,835	49,835
Total comprehensive loss															(125,245)
Share-based compensation expense	—	—	—	—	—	—	—	—	40,925	—	—	—	—	—	40,925
Excess tax benefits from stock plans	—	—	—	—	—	—	—	—	9,140	—	—	—	—	—	9,140
Restricted stock unit vesting	613,678	6	—	—	—	—	—	—	(6)	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	6,436,164	(195,835)	—	—	—	(195,835)
Issuance of Class A common shares:
Employee stock options	2,377,618	24	—	—	—	—	—	—	54,159	—	—	—	—	—	54,183
Outside Directors	3,508	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(254,740)	(2)	—	—	—	—	—	—	2	—	—	—	—	—	—
Adoption of SFAS 158 (net of tax)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,525)	(1,525)

Balance at September 30, 2007	127,672,253	$1,277	—	$—	—	$—	—	$—	$1,472,409	20,545,944	$(597,200)	$38,144	$—	$123,382	$1,038,012

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued

(In thousands except for share and per share amounts)

	Class A Common Shares		Class B Common Shares		Class C Common Shares		Restricted Stock Units		Additional Paid-in Capital	Treasury Stock, at Cost		Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2007	127,672,253	$1,277	—	$—	—	$—	—	$—	$1,472,409	20,545,944	$(597,200)	$38,144	$—	$123,382	$1,038,012

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	188,142	—	—	188,142
Other comprehensive loss:
Unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,273)	(4,273)
Retirement Plans, net of tax														(23,834)	(23,834)
Unrealized gains (losses) on hedging transactions, net of tax														(6,412)	(6,412)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,173)	(42,173)

Total other comprehensive loss														(76,692)	(76,692)
Total comprehensive income															111,450
Share-based compensation expense	—	—	—	—	—	—	—	—	48,345	—	—	—	—	—	48,345
Excess tax benefits from stock plans	—	—	—	—	—	—	—	—	14,744	—	—	—	—	—	14,744
Restricted stock unit vesting	938,872	9	—	—	—	—	—	—	(9)	—	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	—	—	—	—	—	—	15,617,816	(586,227)	—	—	—	(586,227)
Issuance of Class A common shares:
Employee stock options	1,847,653	18	—	—	—	—	—	—	43,588	—	—	—	—	—	43,606
Net forfeiture of restricted common stock pursuant to the global stock plan and other	(67,898)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	—	(7,036)	—	—	(7,036)
Adoption of EITF 06-02 (net of tax)	—	—	—	—	—	—	—	—	—	—	—	(12,692)	—	—	(12,692)

Balance at September 30, 2008	130,390,880	$1,304	—	$—	—	$—	—	$—	$1,579,077	36,163,760	$(1,183,427)	$206,558	$—	$46,690	$650,202

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$188,142	$(175,080)	$(115,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	174,767	190,393	166,603
Goodwill and asset impairment	4,117	326,615	255,873
Gain on sale of business	(35,667)	—	—
Share-based compensation	48,345	40,937	55,007
Deferred income taxes	6,976	(19,147)	17,906
Gain on contribution of business	—	—	(7,127)
Gain on sale of investments	(2,581)	(5,982)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(34,271)	13,342	(14,634)
Prepaid expenses and other current assets	(51,155)	(4,581)	21,072
Deferred contract costs	(102,214)	(143,619)	(170,309)
Other assets	(22,646)	(5,102)	1,244
Accounts payable	(4,962)	(11,183)	(27,324)
Accrued compensation and benefits	34,787	82,024	89,864
Accrued expenses	22,518	30,842	2,513
Advanced billings to clients	(1,515)	(7,525)	18,361
Deferred contract revenues	96,077	111,930	95,189
Other long-term liabilities	7,184	11,366	(7,282)

Net cash provided by operating activities	327,902	435,230	381,018
Cash flows from investing activities:
Purchases of investments	(426,675)	(400,794)	(356,365)
Proceeds from sales of investments	513,064	502,331	105,678
Additions to property and equipment	(117,556)	(88,477)	(129,936)
Cash paid for acquisitions and transaction costs, net of cash acquired	(134,081)	(45,562)	(6,651)
Cash received for sale of business	42,420	—	—

Net cash used in investing activities	(122,828)	(32,502)	(387,274)

Cash flows from financing activities:
Proceeds from the exercise of stock options	43,606	54,183	14,537
Excess tax benefits from the exercise of share-based awards	10,227	4,912	1,084
Proceeds from short-term borrowings	185,468	103,771	140,154
Proceeds from long-term borrowings	539,751	—	—
Repayments of short-term borrowings, capital leases and long-term debt	(225,977)	(141,610)	(159,708)
Purchase of Class A common shares for treasury	(586,227)	(195,835)	(12,727)

Net cash used in financing activities	(33,152)	(174,579)	(16,660)

Effect of exchange rate changes on cash and cash equivalents	(9,171)	11,666	3,916

Net increase (decrease) in cash and cash equivalents	162,751	239,815	(19,000)

Cash and cash equivalents, beginning of year	378,743	138,928	157,928

Cash and cash equivalents, end of year	$541,494	$378,743	$138,928

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for contract and project loss reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, long-term investments, asset impairment, taxes and contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the estimates.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is determinable and collectibility is reasonably assured.

The Company’s outsourcing contracts typically have three to five year terms for benefits services and seven to ten year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period that the related ongoing service revenues are recognized. Services provided outside the scope of the Company’s outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

The Company’s clients typically pay for consulting services either on a time-and-material or fixed-fee basis. Revenues are recognized monthly under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using a proportional performance method or at the completion of a project based on facts and circumstances of the client arrangement.

Contract losses on outsourcing or consulting arrangements are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs, including any remaining deferred contract costs, exceed the estimated total revenues that will be generated by the contract. When a loss is identified, it is first recorded as an impairment of deferred contract costs related to the specific contract, if applicable, with the remaining amount recorded as a loss reserve. Estimates are monitored during the term of the contract and any changes to the estimates are recorded in the period the change is identified and may result in an adjustment to the loss reserve.

During fiscal 2007, the Company recorded a $10,146 pre-tax, non-cash charge related to certain European Benefits Outsourcing contracts. This charge is reflected as a $3,140 impairment of deferred contract costs and a $7,006 loss reserve provision included in compensation and related expenses.

During fiscal 2006, the Company recorded a $72,641 pre-tax, non-cash charge related to certain HR BPO contracts resulting from higher than expected implementation and future ongoing costs to be incurred over the life of the contract. This charge was reflected as a $61,614 impairment of deferred contract costs and a $11,027 loss reserve provision included in compensation and related expenses.

In connection with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has contracts with multiple elements primarily in its Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered items; and

•

The arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Revenue is then recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis (as adjusted primarily for volume changes), as appropriate. If these criteria are not met, deliverables included in an arrangement are accounted for as a single unit of accounting and revenue and cost are deferred until the period in which the final deliverable is provided or a predominant service level has been attained and then recognized over the life of the contract.

Revenues earned in excess of billings are recorded as unbilled work in process. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

The Company considers the criteria established by EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the delivery of services, changes to the delivered product, performs part of the service delivered, has discretion on vendor selection or bears credit risk.

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

Deferred Contract Costs and Deferred Contract Revenues

For long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period that the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or customizing systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting, specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from our clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date.

Performance-Based Compensation

The Company’s compensation program includes a performance-based component that is determined by management subject to annual review by the Compensation and Leadership Committee of the Board of Directors. Performance-based compensation is discretionary and is based on individual, team and total Company performance. Performance-based compensation is paid once per fiscal year after the Company’s annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim dates involves judgment, is based on annual results as compared to internal targets and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the Company, team or individual. As such, accrued amounts are subject to change in future periods if actual performance varies from performance levels anticipated in prior interim periods.

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

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Prior to October 1, 2007, the Company established contingencies for income tax when, despite the belief that its tax positions were fully supportable, the Company believed that it was probable that its positions would be challenged and could be disallowed by various authorities. The consolidated tax provision and related accruals included the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

Foreign Currency Translation

The Company’s foreign operations use local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign exchange transactions are recorded in earnings within other income (expense), net. Transaction gains (losses) totaled $254, ($3,589) and ($94) in fiscal 2008, 2007 and 2006, respectively.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables, unbilled work in process and long-term investments. Hewitt invests its cash equivalents in government and agency paper, the highest rated money market and similar investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no client makes up a significant portion of the Company’s billings. The majority of the Company’s long-term investments are comprised of federally insured student loan backed securities which are rated Aaa/AAA by Moody’s and S&P, respectively, and are spread among many state issuers. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2008, 2007 and 2006, no single client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents and client receivables are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. As of September 30, 2008 and 2007, the carrying value of the Company’s fixed rate unsecured senior term notes was $283,000 and $70,000, respectively, and the fair value was estimated to be approximately $287,649 and $74,955, respectively. The estimate of fair value was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities. At September 30, 2008 and 2007, the carrying value of the Company’s unsecured convertible senior notes with a face value of $110,000 was $110,000 and $106,080, respectively, and the fair value was estimated to be $109,104 and $106,563, respectively based on the current market value of this publicly traded security. Refer to Note 5 for discussion on fair value of auction rate securities.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased. At September 30, 2008 and 2007, cash and cash equivalents included cash in checking and money market accounts as well as corporate tax-advantaged money market investments maturing in 90 days or less. At September 30, 2008, $814 of the Company’s cash was restricted in connection with a prior year acquisition. The restricted cash was paid out under the terms of an Escrow Agreement on October 30, 2008.

Funds Held for Clients

Some of the Company’s outsourcing agreements require the Company to hold funds on behalf of clients. Funds held on behalf of clients are segregated from Hewitt corporate funds. There is usually a short period of time between when we receive funds and when we pay obligations on behalf of clients.

Investments

Short-term and long-term investments include marketable equity and debt securities that are classified as available-for-sale and recorded at fair value. Marketable debt securities include auction rate securities (“ARS”) which generally have long-term nominal maturities that exceed one year, with interest rates that reset periodically in scheduled auctions (generally every 7-35 days). Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss) to the extent they are deemed temporary. Realized gains or losses and other than temporary unrealized losses are reported in other income (expense), net on the consolidated statements of operations. At September 30, 2008, the Company’s auction rate securities are classified as long-term investments because the auctions have failed.

Refer to Note 5 for more information on the Company’s investments.

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

Costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized.

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators of impairment arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying values of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions.

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

Amortization of the Company’s definite-lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Trademarks and tradenames	3 to 10 years
Core technology	10 years
Customer relationships	10 to 30 years

Share-Based Compensation

On October 1, 2005, the Company adopted SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. Upon the adoption of SFAS 123(R), the Company recognized an immaterial one-time gain in compensation and related expenses related to the requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. The Company has also elected to recognize the compensation cost of all share-based awards, other than those with performance conditions, on a straight-line basis over the vesting period of the award. Compensation cost of all share-based awards with performance conditions are recognized on a straight-line basis (if cliff vesting) or on an accelerated-attribution basis (if graded vesting) over the requisite service period or the implicit service period, if it is probable that the performance conditions will be met. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeiture rate are recorded in current period earnings. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer based on vesting dates.

The Company also grants nonqualified stock options at an exercise price equal to the fair market value of the Company’s stock on the grant date. The Company applies the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures, on a straight-line basis so that the award is fully expensed at the vesting date. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 will become effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (Hewitt’s second quarter of fiscal year 2009). The Company is currently evaluating the potential impact, if any, of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). This Statement establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Hewitt’s fiscal year 2010). The Company is currently evaluating the potential impact, if any, of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS No. 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008 (Hewitt’s fiscal year 2010); however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to October 1, 2009. The Company will adopt SFAS No. 141(R) for any business combinations occurring at or subsequent to October 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (Hewitt’s fiscal year 2009). The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The adoption of SAB No. 108, effective September 30, 2007, did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (Hewitt’s fiscal year 2009) and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is effective upon issuance. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end. The provisions of this Statement are effective for an employer with publicly traded equity securities which require the Company to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (Hewitt’s fiscal year 2007); the measurement requirements are effective for fiscal years ending after December 15, 2008 (Hewitt’s fiscal year 2009). The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of September 30, 2007. Adoption of SFAS No. 158 resulted in a decrease to accumulated other comprehensive income of approximately $1,525, net of deferred income tax of $1,202.

The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the consolidated balance sheet at September 30, 2007:

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	After Application of SFAS No. 158
Current assets – deferred income taxes, net	$31,795	$738	$32,533
Other non-current liabilities	162,537	2,727	165,264
Non-current liabilities – deferred income taxes, net	103,351	(464)	102,887
Accumulated other comprehensive income, net	124,907	(1,525)	123,382

For further discussion on Hewitt’s retirement plans, see Note 15.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007. Refer to Note 20 for further discussion.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective October 1, 2007, as required and recorded a $12,692 cumulative adjustment, net of tax, to decrease retained earnings on October 1, 2007.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of the current portion of deferred contract costs and deferred contract revenues from non-current assets and non-current liabilities, respectively, into current assets and current liabilities, respectively.

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

In July 2006, the Company’s Class B stockholders who were parties to a Stockholders’ Agreement, agreed to terminate that agreement which provided for, among other things, block voting of Class B common stock. In connection with the termination of the Stockholders’ Agreement, effective July 31, 2006, an aggregate of 34,703,814 shares of Class B common stock and 2,892,943 shares of Class C common stock were converted into an aggregate of 37,596,757 shares of Class A common stock. As a result, the Company has no Class B or Class C shares outstanding, effective with that date. Prior to that date, each share of the Company’s Class B and Class C common stock was convertible into Class A common stock on a one-for-one basis, subject to certain restrictions. The Company has amended its Certificate of Incorporation to eliminate the Class B and Class C common stock.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Year Ended September 30,
	2008	2007	2006
Net income (loss) as reported	$188,142	$(175,080)	$(115,938)

Weighted average outstanding shares – basic	98,791,739	107,866,281	107,642,383

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	1,303,573	—	—
Unexercised stock options	1,872,704	—	—
Unexercised warrants	2,305	—	—

Weighted average outstanding shares – diluted	101,970,321	107,866,281	107,642,383

Earnings (loss) per share – basic	$1.90	$(1.62)	$(1.08)
Earnings (loss) per share – diluted	$1.85	$(1.62)	$(1.08)

During fiscal 2007 and 2006, the Company reported a consolidated net loss. As a result of the net loss, unvested restricted stock awards and unexercised in-the-money stock options were antidilutive for these years and were not included in the computation of diluted weighted average shares.

Debt securities convertible into 1,870,748 weighted average shares of Class A common stock were outstanding in the years ended September 30, 2008, 2007 and 2006, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive. Refer to Note 26 for recent developments related to the Company’s convertible debt. Warrants to purchase 200,000 weighted average shares of Class A common stock were outstanding in the years ended September 30, 2008, 2007 and 2006, but were not included in the computation of diluted earnings per share for the years ended September 30, 2007 and 2006 because the exercise price of the warrants, which is formula-based with a minimum price of $37.75 per share, was greater than the average market price of Class A common stock. Of the outstanding stock options as of September 30, 2008, 2007 and 2006, 54,244, 888,494 and 9,822,136 weighted average shares for each year, respectively, were not included in the computation of diluted earnings per share because the effects of including the stock options would have been antidilutive.

4.	Acquisitions and Divestitures

The Company continually assesses strategic acquisitions to complement its current business or to expand related services. During fiscal 2008, 2007 and 2006, the Company completed the following acquisitions and divestitures:

2008 Acquisitions and Divestitures

Sale of Cyborg

On January 31, 2008, the Company sold the net assets of its Cyborg business (“Cyborg”). Cyborg was acquired in 2003 and provides licensed, processed and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture is a part of the Company’s continued efforts to streamline its HR outsourcing service offerings. The Company recorded a pre-tax gain of $35,667 during the quarter ended March 31, 2008 as a result of the sale.

2008 Acquisitions

During 2008, the Company acquired various entities for cash at an aggregate cost of $134,081. The purchase price allocations resulted in the preliminary aggregate allocation of $83,779 to goodwill, of which $46,920 was assigned to the Benefits Outsourcing segment and $36,859 assigned to the Consulting segment. The Company will finalize the opening balance sheet related to these acquisitions during fiscal 2009 in accordance with the requirements of SFAS No. 141, Business Combinations (“SFAS No. 141”).

2007 Acquisitions

RealLife HR Acquisition

On September 4, 2007, the Company purchased 100% of the outstanding shares of RealLife HR (“RealLife”) for $42,000. The purchase price was paid in cash with $4,000 of the consideration paid to an escrow fund to be utilized to settle purchase price adjustments. RealLife was a health and welfare administration firm located in the U.S. RealLife historically had focused on outsourcing services for middle market entities. The Company finalized its purchase price allocation, resulting in goodwill of $23,416 recorded in the Benefits Outsourcing segment.

2006 Acquisitions and Divestitures

On September 20, 2006, the Company purchased 100% of the outstanding shares of an analytical consultancy business focused on pay and benefits benchmarking in Sweden for approximately $6,400. The purchase price is subject to certain contingent payments of approximately $814, held as restricted cash, if the acquired entity achieved specific operating targets. The restricted cash was paid out under the terms of an Escrow Agreement on October 30, 2008 and will be accounted for as additional purchase price in accordance with SFAS No. 141 in fiscal 2009.

On October 1, 2005, the Company contributed its retirement and financial management business in Germany in exchange for an increased investment in a German actuarial business (“investee”). The Company had acquired a minority interest in investee on July 13, 2005 for approximately $5,400 and currently has a 28% non-controlling interest in the investee. The investment is accounted for under the equity method of accounting. At the end of year six from the original investment date, the Company has an option to purchase the remaining interest in the investee and the investee stockholders have an option to put their remaining interest in the investee to the Company. The final purchase price will be subject to a third party independent appraiser.

5.	Investments

At September 30, 2008, the Company had a total of $124,530 in long-term investments, which are comprised of available-for-sale auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS and there have been no successful auctions to date. During the last three quarters of the fiscal year, all of the Company’s outstanding ARS were subject to failed auctions. In the third quarter and fourth quarter, $6,500 and $1,450, respectively, of the Company’s ARS issues were called at par. At September 30, 2008, the Company’s ARS portfolio with a par value of $131,450 had a fair value of $124,530. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS at September 30, 2008.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of September 30, 2008 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. These assumptions will be subject to change as the underlying data changes and market conditions evolve. Based on the valuation, the Company determined that the fair value of its ARS was $124,530 and recorded an unrealized loss of $6,920 ($4,273 net of tax) within other comprehensive income, a component of stockholders’ equity, as the unrealized loss is considered to be temporary.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings by approximately $3.2 million. A one percentage point change on the discount rate used for valuing the ARS holdings would impact the fair value of the ARS holdings by approximately $3.3 million.

As of September 30, 2008, approximately 97% of the Company’s ARS portfolio was comprised of federally insured student loan backed securities and 91% of the Company’s ARS portfolio was comprised of Aaa/AAA rated investments by Moody’s and S&P, respectively.

Because the impairments in fair values have been relatively short in duration and considering the overall quality of the underlying investments and the anticipated future market for such investments, and given the Company’s ability and intent to hold these investments until they fully recover in value (including until contractual maturity if necessary), the impairment is considered to be temporary. However, the Company will reassess this conclusion in future reporting periods based on several factors, including possible failure of the investments to be redeemed, potential deterioration of the credit ratings of the investments, market risk, the Company’s continued ability and intent to hold until contractual maturity and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations, which could materially adversely impact its results of operations and financial condition.

Based on the contractual maturities of the available-for-sale auction rate securities as of September 30, 2008, the par value and estimated fair market value of the securities were as follows:

	September 30, 2008
	Par Value	Estimated Fair Value
Long-term investments:
Due in less than one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	5,000	5,000
Due after ten years	126,450	119,530

Total	$131,450	$124,530

As of September 30, 2008, the Company has classified the entire ARS investment balance from short-term investments to long-term investments on the consolidated balance sheet reflecting the Company’s inability to determine when these investments in ARS will become liquid. At September 30, 2007, the Company had a total of $216,726 of ARS classified as short-term investments.

Short-term investments

As of September 30, 2007, short-term investments were comprised of available-for-sale securities as follows:

	September 30, 2007
	Par Value	Estimated Fair Value
Short-term investments:
Auction rate securities	$216,726	$216,726

Total	$216,726	$216,726

Based on the contractual maturities of the available-for-sale debt securities as of September 30, 2007, the par value and estimated fair market value of the securities were as follows:

	September 30, 2007
	Par Value	Estimated Fair Value
Short-term investments:
Due in less than one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	5,000	5,000
Due after ten years	211,726	211,726

Total	$216,726	$216,726

As of September 30, 2007, there were no unrealized holding gains and losses.

In October 2008, the Company received an offer from UBS AG (“UBS”), one of its investment brokers, to sell at par value auction rate securities originally purchased from UBS (approximately $68,800 of par value) at any time during a two-year period beginning June 30, 2010. The Company has accepted this non-transferable offer.

6.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at September 30, 2008 and 2007, consisted of the following:

	2008	2007
Client receivables	$414,160	$401,282
Unbilled work in process	241,383	230,729

	$655,543	$632,011

As of September 30, 2008 and 2007, $53 and $4,552, respectively, of long-term unbilled work in process is classified within other non-current assets, net.

The activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2008, 2007 and 2006, consisted of the following:

	2008	2007	2006
Balance at beginning of year	$18,933	$25,333	$23,922
Increase in allowances	12,044	8,667	8,360
Use of allowances	(12,948)	(15,067)	(6,949)

Balance at end of year	$18,029	$18,933	$25,333

7.	Property and Equipment

As of September 30, 2008 and 2007, net property and equipment, which includes assets under capital leases, consisted of the following:

	2008	2007
Property and equipment:
Buildings	$93,756	$93,930
Capitalized software	351,048	311,741
Computer equipment	289,637	283,888
Telecommunications equipment	137,175	136,418
Furniture and equipment	164,815	148,088
Leasehold improvements	189,907	160,354

Total property and equipment	1,226,338	1,134,419
Less accumulated depreciation and amortization	(840,453)	(778,512)

Balance at end of year	$385,885	$355,907

As of September 30, 2008 and 2007, buildings under capital leases were $88,944.

Long-lived assets with definite useful lives are depreciated or amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the years ended September 30, 2008, 2007 and 2006, the Company evaluated certain long-lived assets for impairment. For the years ended September 30, 2008, 2007 and 2006, the Company recorded $965, $13,645 and $5,718, respectively, of non-cash charges related to the impairment of capitalized software, shown within goodwill and asset impairment in the accompanying consolidated statements of operations, which was recorded as a decrease to the gross carrying value of the asset. The fiscal 2008 impairment charges were recorded within the HR BPO segment results. Fiscal 2007 impairment charges were recorded within the HR BPO, Benefits Outsourcing and Consulting segment results in the amounts of $9,521, $3,237 and $887, respectively. Fiscal 2006 impairment charges were recorded within the HR BPO segment results. The impairment charges were primarily due to lower than expected utilization of certain assets. Fair value was calculated using estimated discounted future cash flow projections and also, for the years ended September 30, 2007 and 2006, a third-party valuation firm.

For the years ended September 30, 2008, 2007 and 2006, the Company recognized depreciation and amortization expense on its property and equipment, which includes assets under capital leases, of $117,043, $135,700 and $124,240, respectively. The Company recognized $1,755 and $8,166 of accelerated depreciation related to the leased real estate restructuring activities during the years ended September 30, 2008 and 2007, respectively. Refer to Note 14 for a discussion on restructuring activities of the Company’s leased real estate.

8.	Goodwill and Other Intangible Assets

In conformity with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment annually or whenever indicators of impairment arise. During the fourth quarter of fiscal 2008, the Company performed its annual impairment review of goodwill. This review resulted in no impairment of goodwill during fiscal 2008.

During the fourth quarter of fiscal 2007, the Company performed its annual impairment review of goodwill. This review resulted in a non-cash impairment charge of $279,843 related to the HR BPO segment recorded as a component of operating results in the accompanying consolidated statements of operations, due to reduced growth expectations for the overall business, partially due to a revised strategy. The reduced growth expectations were driven by a reduction in the likely number of future engagements and reduced contract value of each engagement, as the Company focuses on identifying potential customers seeking a more standardized set of platforms and services. The Company engaged a third-party valuation firm to assist in determining the fair value of the reporting unit. The valuation was based on estimates of future cash flows developed by management. In determining the amount of goodwill impairment, the Company also used the outside valuation firm to assist in valuing the significant intangible assets of the reporting unit.

During fiscal 2006, the Company performed an interim impairment review of goodwill allocated to its HR BPO segment. This review was triggered by lower than expected performance of some of the Company’s HR BPO contracts. This review resulted in a non-cash charge of $172,000 recorded as a component of operating results in the accompanying consolidated statements of operations. The Company engaged a third-party valuation firm to assist in determining the fair value of the reporting unit. The valuation was based on estimates of future cash flows developed by management. In determining the amount of goodwill impairment, the Company also used the outside valuation firm to assist in valuing the significant intangible assets of the reporting unit.

The following is a summary of changes in the carrying amount of goodwill for the year ended September 30, 2008 and 2007:

	Benefits Outsourcing	HR BPO	Consulting	Total
Balance at September 30, 2006	$16,739	$268,948	$259,235	$544,922
Additions	30,859	—	3,009	33,868
Adjustment and reclassifications	—	—	(12,977)	(12,977)
Impairment	—	(279,843)	—	(279,843)
Effect of changes in foreign exchange rates	782	10,895	21,667	33,344

Balance at September 30, 2007	48,380	—	270,934	319,314

Additions	46,920	—	36,859	83,779
Adjustment and reclassifications	(7,443)	—	—	(7,443)
Effect of changes in foreign exchange rates	148	—	(31,657)	(31,509)

Balance at September 30, 2008	$88,005	$—	$276,136	$364,141

The additions to goodwill during fiscal 2008 in Consulting relate to the acquisitions of Talent and Organizational Consulting businesses, while the additions to Benefits Outsourcing are due to the acquisition of a leaves management business. The Company will finalize the opening balance sheet related to these acquisitions during fiscal 2009. The adjustment and reclassification from goodwill in Benefits Outsourcing during fiscal 2008 pertains to adjustments to the opening balance sheet related to the fiscal 2007 acquisition of RealLife HR as discussed in Note 4. The Company finalized the opening balance sheet related to this acquisition during the fourth quarter of the current year.

The additions to goodwill during the year ended September 30, 2007 primarily related to the acquisition of Real Life HR (Note 4) within the Benefits Outsourcing segment. The adjustments and reclassifications to goodwill during the year ended September 30, 2007 primarily related to a previously unclaimed tax benefit for share-based compensation relating to a prior year acquisition within the Consulting segment.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the year ended September 30, 2008, the Company evaluated certain intangible assets related to the HR BPO segment for impairment. For the year ended September 30, 2008, $769 of non-cash charges were recorded in the HR BPO segment results, shown within goodwill and asset impairment in the accompanying consolidated statements of operations, which is recorded as a decrease to the gross carrying value of the asset. The impairment charges related to customer relationships and were primarily due to lower than expected future cash flows. Fair value was determined using estimated discounted future cash flows.

During the year ended September 30, 2007, the Company evaluated certain intangible assets related to the HR BPO and Benefits Outsourcing segments for impairment. For the year ended September 30, 2007, the Company recorded $20,879 of non-cash charges in the HR BPO segment results and $4,395 of non-cash charges in the Benefits Outsourcing results, shown within goodwill and asset impairment in the accompanying consolidated statements of operations, which were recorded as a decrease to the gross carrying value of the assets. The impairment charge in the HR BPO segment primarily related to the impairment of core technology of $18,501, due to lower than expected utilization of the assets, and also customer relationships of $2,028, primarily due to lower than expected future cash flows. The impairment charge in the Benefits Outsourcing segment primarily related to the impairment of customer relationships of $3,957, primarily attributable to lower than expected future cash flows. Fair value was determined using estimated discounted future cash flows and a third-party valuation firm.

During the year ended September 30, 2006, the Company evaluated certain intangible assets related to the HR BPO segment for impairment. For the year ended September 30, 2006, $1,705 of non-cash charges were recorded in the HR BPO segment results, shown within goodwill and asset impairment in the accompanying consolidated statements of operations and were reflected as a decrease to the gross carrying value of the asset. The impairment charges were primarily due to changes in customer contract provisions. Fair value was determined using estimated discounted future cash flows.

The following was a summary of intangible assets at September 30, 2008 and 2007:

	September 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$16,380	$13,726	$2,654	$15,548	$14,498	$1,050
Core technology	32,999	15,865	17,134	25,499	12,572	12,927
Customer relationships	274,575	87,541	187,034	256,024	73,868	182,156

Total	$323,954	$117,132	$206,822	$297,071	$100,938	$196,133

The increase in the gross carrying amount of core technology pertains to adjustments to the opening balance sheet related to the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007. The increase in the gross carrying amount of customer relationships primarily pertains to the acquisitions of Talent and Organizational Consulting businesses during fiscal 2008 and the acquisition of a benefits management services provider which occurred in the fourth quarter of fiscal 2007, partially offset by the divestiture of the Company’s Cyborg business. Refer to Note 4 for additional information on acquisitions and divestitures.

Amortization expense related to definite-lived intangible assets for the years ended September 30, 2008, 2007 and 2006, was as follows:

	2008	2007	2006
Trademarks and tradenames	$780	$1,895	$2,694
Core technology	3,293	4,271	4,824
Customer relationships	25,808	27,492	17,222

Total	$29,881	$33,658	$24,740

Applying current foreign exchange rates, estimated amortization expense related to intangible assets with definite lives at September 30, 2008, for each of the years in the five-year period ending September 30, 2013 and thereafter is projected to be as follows:

Total
Fiscal year ending:
2009	$23,991
2010	21,597
2011	19,708
2012	19,321
2013	19,285
2014 and thereafter	102,920

Total	$206,822

9.	Other Non-Current Assets, Net

As of September 30, 2008 and 2007, other non-current assets, net, consisted of the following:

	2008	2007
Other non-current assets, net:
Long-term unbilled work in process	$53	$4,552
Prepaid long-term service contracts	18,272	1,194
Investments in affiliated companies	19,394	20,017
Prepaid pension asset	5,403	6,199
Long-term note receivable, net	2,901	—
Income tax receivable	17,739	—

Other non-current assets, net	$63,762	$31,962

The Company has several prepaid long-term contracts for maintenance on computer software systems. Benefits and expense related to these long-term prepaid maintenance contracts are received and recognized over the contractual period. In connection with a fiscal 2008 acquisition, the Company recorded prepaid compensation related to service agreements.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence, but lacks control, are accounted for using the equity method of accounting.

10.	Short-Term Debt

As of September 30, 2008 and 2007, the Company had short-term debt outstanding of $17,602 and $30,369, respectively, consisting of borrowings on unsecured lines of credit.

Unsecured lines of credit

As part of the 2005 merger with Exult, the Company assumed a domestic unsecured revolving line of credit facility. On September 26, 2007, the Company replaced the facility with an unsecured revolving line of credit facility which provided for borrowings up to $19,500 and accrued interest at LIBOR plus 30-60 basis points or a base rate. On August 7, 2008, the Company signed a new agreement and extended this facility until May 24, 2010. Borrowings under this facility accrue interest at LIBOR plus 100 basis points or a base rate. The Company had borrowings of $17,602 and $13,345 and accrued interest at a weighted average rate of 4.5% and 6.9% at September 30, 2008 and 2007, respectively.

On May 23, 2005, the Company entered into a five-year credit facility with a six-bank syndicate that provides for borrowings and letters of credit up to $200,000. Borrowings under this facility accrued interest at LIBOR plus 30-60 basis points or the prime rate, at the Company’s option. Borrowings are repayable at expiration of the facility on May 23, 2010 and quarterly facility fees ranging from 7.5-15 basis points are charged on the average daily commitment under the facility. On July 30, 2008, this facility was amended to change the Administrative Agent and, in September 2008, the number of banks participating in this credit facility increased to seven. At September 30, 2008 and 2007, there were no borrowings outstanding against this facility and the letters of credit secured by this facility were $10,500 at either date.

Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British pound sterling line of credit. In July 2005, the line of credit was amended and extended to allow for borrowings up to £5,000 until the expiration of the facility on July 31, 2006, which has been extended several times, currently through December 31, 2008. The Company plans to renew this facility upon expiration. The interest rate for this line of credit is LIBOR plus 87.5 basis points or a base rate plus 100 basis points. As of September 30, 2008 and 2007, the interest rates on the line of credit were 7.4% and 7.1%, respectively, and there was no outstanding balance at either date.

The Company has a contract with a lender to guarantee borrowings of its subsidiaries up to $20,500 in multiple currency loans and letters of credit as well as bank guarantees up to $2,715 in multiple currencies. There is no fixed termination date on this contract. This contract allows the Company’s foreign subsidiaries to secure financing at rates based on the Company’s creditworthiness. The facility provides for borrowings at LIBOR plus 75 basis points and is payable upon demand. As of September 30, 2008 and 2007, there were borrowings of $0 and $17,024 respectively, and letters of credit and bank guarantees of $2,715 and $2,727, respectively.

The Company has overdraft facilities and lines of credit of $4,967 available across Europe. There are no fixed termination dates for these contracts. As of September 30, 2008, there were no borrowings outstanding against these facilities and lines of credit.

11.	Debt

Debt at September 30, 2008 and 2007, consisted of the following:

	2008	2007
Term loan credit facility	$38,449	$8,122
Unsecured senior term loan	270,000	—
Capital lease obligations	81,649	72,910
Unsecured convertible senior term notes	110,000	106,080
Unsecured senior term notes	283,000	70,000
Other foreign debt	86	575

	783,184	257,687
Current portion of long-term debt and capital lease obligations	133,002	24,222

Debt and capital lease obligations, less current portion	$650,182	$233,465

The principal portion of long-term debt, excluding capital lease obligations, at September 30, 2008 becomes due as follows:

Fiscal year ending:
2009	$125,578
2010	25,568
2011	30,568
2012	15,548
2013	274,273
2014 and thereafter	230,000

Total	$701,535

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2008 and 2007, the Company was in compliance with all debt covenants.

Unsecured senior term loan

On August 8, 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270,000 (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and the margin will change depending on the leverage ratio of the Company. The Term Loan matures on August 8, 2013 without amortization. The Company has the option to prepay the Term Loan in whole or in part at any time without penalty subject to certain conditions. The Loan Agreement includes leverage ratio and interest coverage ratio covenants. The Company is exposed to interest rate risk from this long term variable rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to convert this variable rate exposure into fixed rate. The Company swapped $170,000 of the Term Loan for the first three years and $85,000 of the Term Loan for the fourth year. Only the variable LIBOR piece of the Term Loan debt was swapped to fixed rate. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. Refer to Note 18 for additional information on derivative instruments.

Unsecured senior term notes

On August 21, 2008, the Company issued and sold $230,000 aggregate principal amount of privately placed senior unsecured notes (the “Notes”), consisting of (a) $175,000 of 6.57% Series F Senior Notes due August 21, 2015 and (b) $55,000 of 6.98% Series G Senior Notes due August 21, 2018. Interest is payable semiannually in arrears. Subject to certain conditions, the Company may, at its option, prepay all or part of the Notes at any time with a make-whole adjustment. The Note Purchase Agreement includes leverage ratio and interest coverage ratio covenants. In the event of a default by the Company under the Note Purchase Agreement, any outstanding obligations under the Note Purchase Agreement may become due and payable immediately.

The Company also has outstanding unsecured senior term notes issued between May 30, 1996 and March 30, 2000. These notes were issued to various financial institutions. The terms and balances of the unsecured senior term notes are as follows:

Terms	Balance at Issuance	Interest Rate	September 30, 2008	September 30, 2007
Issued May 30, 1996, repayable in five annual installments beginning May 2004 through May 2008	50,000	7.45%	$—	$10,000
Issued July 7, 2000, repayable on June 30, 2010	10,000	8.11%	10,000	10,000
Issued on October 16, 2000, repayable on October 15, 2010	15,000	7.90%	15,000	15,000
Issued on March 30, 2000, repayable in five annual installments beginning March 2008 through March 2012	35,000	8.08%	28,000	35,000
Issued on August 21, 2008, repayable on August 21, 2015	175,000	6.57%	175,000	—
Issued on August 21, 2008, repayable on August 21, 2018	55,000	6.98%	55,000	—

	$340,000		$283,000	$70,000

Unsecured convertible senior term notes

In connection with the Company’s merger with Exult, the Company became obligated for $110,000 aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010. The notes ranked equally with all of Hewitt’s existing and future senior unsecured debt and were effectively subordinated to all liabilities of each of its subsidiaries. The Company recorded the notes at their estimated fair value of $102,300 as of October 1, 2004 and accreted the value of the discount over the remaining term of the notes to their stated maturity value using a method that approximates the effective interest method. As of September 30, 2008 and 2007, the carrying value on the notes was $110,000 and $106,080, respectively, with an unamortized discount of $0 and $3,920, respectively.

The notes were convertible into shares of Hewitt Class A common stock at any time before the close of business on the date of their maturity, unless the notes had previously been redeemed or repurchased, if (1) the price of Hewitt’s Class A common stock issuable upon conversion of a note reached a specified threshold, (2) the notes were called for redemption, (3) specified corporate transactions occurred or (4) the trading price of the notes fell below certain thresholds. The conversion rate was 17.0068 shares of Hewitt Class A common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This was equivalent to a conversion price of approximately $58.80 per share. Based upon the $58.80 conversion price, the notes would be convertible into 1,870,748 shares of Hewitt Class A common stock. Holders had the option, subject to certain conditions, to require Hewitt to repurchase all or a portion of the notes held by the holder on October 1, 2008 or upon a change in control, at a price equal to 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the date of purchase.

On or after October 5, 2008, Hewitt had the option to redeem all or a portion of the notes that had not been previously converted or repurchased at a redemption price of 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the redemption date.

Subsequent to the year ended September 30, 2008, the majority of the noteholders exercised their option to require Hewitt to repurchase $109,800 of the $110,000 aggregate notes on October 1, 2008. Hewitt paid the principal amount of $109,800 plus accrued interest on October 2, 2008. Hewitt intends to redeem the remaining $200 of the $110,000 notes in fiscal year 2009.

Term loan credit facility

On December 22, 2004, Hewitt Bacon & Woodrow Ltd., entered into a £6,000 term loan credit facility agreement which was repayable in 24 quarterly installments through December 2010 and accrues interest at LIBOR plus 80 basis points. On March 26, 2008, the Company replaced the term loan credit facility agreement and increased the amount to £23,750 which is repayable in 20 quarterly installments through March 26, 2013 and accrues interest at LIBOR plus 50 basis points. At September 30, 2008 and 2007, the outstanding balance of the term loan was approximately £21,375 or $38,449 and £4,000 or $8,122, respectively, and was accruing interest at 6.6% and 7.2%, respectively.

Other foreign debt

Other foreign debt outstanding at September 30, 2008 and 2007 totaled $86 and $575, respectively, pursuant to local banking relationships.

12.	Lease Agreements

The Company has obligations under long-term, non-cancelable lease agreements, principally for office space, furniture and equipment, with terms ranging from one to twenty years. At September 30, 2008 and 2007, all leases were with third-parties.

Capital Leases

Capital lease obligations at September 30, 2008 and 2007, consisted of the following:

	2008	2007
Building capital leases	$67,527	$72,123
Computer and telecommunications equipment capital leases	14,122	787

	81,649	72,910
Current portion	7,424	4,692

Capital lease obligations, less current portion	$74,225	$68,218

The following is a schedule of minimum future rental payments required as of September 30, 2008, under capital leases which have an initial or remaining non-cancelable lease term in excess of one year:

	Principal	Interest	Total
Fiscal year ending:
2009	$7,424	$5,109	$12,533
2010	8,903	4,707	13,610
2011	9,016	4,178	13,194
2012	9,802	3,598	13,400
2013	10,648	2,962	13,610
2014 and thereafter	35,856	5,023	40,879

Total minimum lease payments	$81,649	$25,577	$107,226

Building capital leases

The Norwalk, Connecticut, and Newport Beach, California, capital leases are payable in monthly installments at 7.3% interest and expire in April 2017 and May 2017, respectively. The leases provide for stepped rents over the lease term with the option for two renewal terms of five years each. The capitalized leases and the related capital lease obligations were recorded at lease inception and the capitalized lease assets are being amortized over the remaining lease term on a straight-line basis. The terms of the Norwalk lease also provide the Company with a right of first refusal if the landlord receives an offer for the sale of the building. In April 2007, the Company entered into a sublease agreement for the Norwalk lease. Minimum sublease rentals expected to be received in the future under the sublease are $23,979 at September 30, 2008.

Computer and telecommunications equipment capital leases

During fiscal 2008, the Company entered into a capitalized lease agreement in the amount of $13,278 relating to Voice Over Internet Protocol equipment. The Company is currently finalizing the terms of the lease, which is expected to include payments over five years in monthly installments at an interest rate of 6.5 percent, beginning on the date the equipment becomes operational. The Company expects to make payments on this lease starting in the first quarter of fiscal 2009.

The Company’s computer and other telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are typically payable over three to five years in monthly or quarterly installments at an interest rate of 5.0 percent.

Operating Leases

The Company also has various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. The Company has various office leases that grant a free rent period and have escalating rents. Certain office leases include landlord incentives for leasehold improvements. Landlord incentives are recognized as a reduction to rental expense over the term of the lease. The accompanying consolidated statements of operations include rent expense on a straight-line basis, recognized over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The Company also has leases that have lease renewal provisions.

The following is a schedule of minimum future rental commitments as of September 30, 2008, under operating leases with an initial or remaining non-cancelable lease term in excess of one year:

Total
Fiscal year ending:
2009	$93,423
2010	85,374
2011	78,270
2012	73,695
2013	68,892
2014 and thereafter	267,183

Total minimum lease payments	666,837

Total anticipated future sublease receipts	(28,599)

$638,238

Total rental expense for operating leases amounted to $131,686, $106,092 and $99,266 in 2008, 2007 and 2006, respectively. Included in rental expense for the years ended September 30, 2008 and 2007, are $40,688 and $17,777, respectively, related to the Company’s leased real estate restructuring activities. Refer to Note 14 for a discussion on restructuring activities of the Company’s leased real estate.

13.	Severance Accrual

As of September 30, 2008, the Company has estimated its severance obligations to be $27,859 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43. The Company’s severance policy provides that the affected employees are entitled to receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. The Company’s severance policy provides, in most cases, for salary continuation payments rather than lump sum termination payments. The Company recorded adjustments of $4,007 during the year ended September 30, 2008 primarily relating to higher than expected attrition and redeployment of associates to other positions, in addition to a refinement of estimates.

The following table summarizes the activity in the severance accrual for the years ended September 30, 2008 and 2007:

	2008	2007
Balance at beginning of year	$10,661	$—
Additions	31,630	31,887
Payments	(10,425)	(21,226)
Adjustments	(4,007)	—

Balance at end of year	$27,859	$10,661

The additions and adjustments were recorded in compensation and related expenses within the consolidated statements of operations. The Company anticipates that the majority of the remaining accrual will be paid out by the end of fiscal 2009, with the balance paid out by the end of fiscal 2010 based on the last date of potential salary continuation.

14.	Restructuring Activities

In conjunction with an ongoing review of the Company’s leased real estate portfolio, during the third quarter of fiscal 2007, the Company announced its intention to consolidate facilities, and in some cases, exit certain properties. During the fourth quarter of fiscal 2007, the Company recorded expense of $17,777 related to the exit and consolidation of certain facilities in both the U.S. and international locations. The charges consisted of $21,649 for recognition of the fair value of lease vacancy obligations and lease termination charges. This was offset by the reversal of accrued rent of $3,872. The net costs were recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $13,469, $3,082 and $1,226, respectively.

During the second quarter of fiscal 2008, the Company recorded expense of $5,934 related to the exit and consolidation of a certain facility in the U.S. The charge consisted of $5,570 for recognition of the fair values of lease vacancy obligations. Additionally, prepaid rent of $364 was reversed. The net cost was recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $321, $436 and $4,016, respectively; $1,161 was recorded to shared services and was not allocated to the segments.

During the third quarter of fiscal 2008, the Company recorded expense of $894 related to the exit and consolidation of a facility in the Netherlands. The charge was for recognition of the fair values of lease vacancy obligations. The cost was recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing and Consulting segments in the amounts of $599 and 295, respectively.

During the fourth quarter of fiscal 2008, the Company recorded expense of $33,860 related to the exit and consolidation of certain facilities in the U.S. The charge consisted of $37,390 for recognition of the fair values of lease vacancy obligations. This was offset by the reversal of accrued rent of $3,530. The cost was recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing and HR BPO segments in the amounts of $13,567 and $11,904, respectively; $8,389 was recorded to shared services and was not allocated to the segments.

The following table summarizes the activity in the restructuring reserves for the years ended September 30, 2008 and 2007:

	2008	2007
Balance at beginning of year	$20,887	$—
Additions	43,854	21,649
Payments, net	(13,504)	(762)
Adjustments	(34)	—

Balance at end of year	$51,203	$20,887

The Company recorded an adjustment of $2,114 during the year ended September 30, 2008 relating to a revision in the estimated fair value of a lease vacancy obligation which was recorded as a reduction in other operating expenses, offset by the effect of foreign currency translation and the accretion of fair values.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018, based on the longest term remaining on the Company’s leased real estate.

In connection with the fiscal 2008 acquisition of a Talent and Organizational Consulting business, the Company formulated facility exit strategies. The Company recorded $1,622 of estimated liabilities for costs related to exit the property acquired in this acquisition. The accrued obligation was recorded to goodwill as part of the preliminary purchase accounting. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the second quarter of fiscal 2009. Lease termination costs are expected to be paid by January 2012.

In connection with the 2005 Exult merger, the Company formulated facility exit and severance strategies. The Company recorded $13,721 of estimated liabilities for costs related to Exult facilities consolidation, the related impact on Exult outstanding real estate leases and Exult involuntary employee terminations and relocations. The accrued obligation was $1,967 and $3,132 as of September 30, 2008 and 2007, respectively. All severance amounts were paid out as of September 30, 2006. Lease termination costs are expected to be paid by October 2011.

15.	Pension and Postretirement Benefit Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2008, 2007 and 2006, profit sharing plan and company match contribution expenses were $60,184, $58,179 and $53,617, respectively.

Defined Benefit Plans

Through various acquisitions, the Company has defined benefit pension plans, the largest of which was closed to new entrants in 1998, providing retirement benefits to eligible employees. The Company also has other smaller defined benefit pension plans to provide benefits to eligible employees. It is the Company’s policy to fund these defined benefit plans in accordance with local practice and legislation.

Healthcare Plans

The Company provides health benefits for retired employees and certain dependents when the employee becomes eligible by satisfying plan provisions, which include certain age and service requirements. The health benefit plans covering substantially all U.S. and Canadian employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

Effective September 30, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans. See Note 2 for the incremental effects of the initial adoption of SFAS No. 158 on the Company’s consolidated balance sheet.

The following tables provide a reconciliation of the changes in the defined benefit and healthcare plans’ benefit obligations and fair value of assets for the years ended September 30, 2008 and 2007, and a statement of funded status as of September 30, 2008 and 2007.

	Pension Benefits		Health Benefits
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning of year	$211,633	$182,707	$13,713	$13,638
Service cost	12,527	12,078	199	155
Interest cost	11,146	9,293	855	852
Actuarial (gains)/losses	13,876	(5,453)	(1,216)	(321)
Benefit payments	(5,512)	(7,115)	(831)	(611)
Settlement payment	—	(31)	—	—
Changes in foreign exchange rates	(16,815)	20,154	—	—

Benefit obligation, end of year	$226,855	$211,633	$12,720	$13,713

Change in Plan Assets
Fair value of plan assets, beginning of year	$193,589	$151,553	$—	$—
Actual return on plan assets	(12,222)	14,214	—	—
Employer contribution	19,585	19,693	831	611
Benefit payments	(5,512)	(7,115)	(831)	(611)
Settlement payment	—	(31)	—	—
Changes in foreign exchange rates	(13,058)	15,275	—	—

Fair value of plan assets, end of year	$182,382	$193,589	$—	$—

	Pension Benefits		Health Benefits
	2008	2007	2008	2007
Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status (1)	$(44,473)	$(18,044)	$(12,720)	$(13,713)

Net amount recognized, end of year	$(44,473)	$(18,044)	$(12,720)	$(13,713)

Amounts recorded in accumulated other comprehensive income, pre-tax:

Prior service cost	$480	$711	$19	$20
Net actuarial (gain) loss	32,036	(2,465)	3,071	4,459
Transition obligation	—	—	1	2

Total	$32,516	$(1,754)	$3,091	$4,481

(1)	Fair value of assets less projected benefit obligation, shown in the preceding tables.

The amounts recognized in the consolidated balance sheet as of September 30, 2008 and 2007 consisted of:

	Pension Benefits		Health Benefits
	2008	2007	2008	2007
Other non-current assets, net	$3,278	$6,199	$—	$—
Accrued expenses	(4,884)	(2,725)	(831)	(699)
Other non-current liabilities	(42,867)	(21,518)	(11,889)	(13,014)

Net amount recognized	$(44,473)	$(18,044)	$(12,720)	$(13,713)

At September 30, 2008, the above recognized unfunded status of pension plans determined using a June 30, 2008 measurement date was reduced by $3,793 primarily due to employer contributions made during the fourth quarter.

Relating to the pension plans, the estimated net loss (gain), service cost and transition obligation that will be amortized from shareholders’ equity into pension cost in fiscal 2009 are $547, $87, and zero, respectively. Comparable amounts amortized in fiscal 2008, respectively, were $(27), $86 and zero.

Relating to the health benefit plans, the estimated net loss, prior service cost and transition obligation that will be amortized from shareholders’ equity into pension cost in fiscal 2009 are $106, $2, and zero, respectively. Comparable amounts amortized in fiscal 2008, respectively, were $172, $2 and zero.

The accumulated benefit obligation for the pension plans was $200,265 and $185,044 as of September 30, 2008 and 2007, respectively.

The assumptions used in the measurement of the benefit obligations at June 30, 2008 and 2007 are as follows:

	Pension Benefits		Health Benefits
	2008	2007	2008	2007
Weighted average assumptions:
Discount rate	5.71%	5.35%	7.10%	6.40%
Rate of compensation increase	4.57%	4.13%	N/A	N/A

The assumptions used in the measurement of the net benefit costs for the years ended September 30, 2008, 2007 and 2006 are as follows:

	Pension Benefits			Health Benefits
	2008	2007	2006	2008	2007	2006
Weighted average assumptions:
Discount rate	5.35%	4.85%	4.39%	6.40%	6.00%	5.00%
Expected return on plan assets	6.20%	5.77%	5.26%	N/A	N/A	N/A
Rate of compensation increase	4.13%	3.89%	3.54%	N/A	N/A	N/A

The health plans provide flat dollar credits based on years of service and age at retirement. Service for determining credits was frozen as of December 31, 2005. The amendment to the plan resulted in a $3,153 decrease ($2,728 decrease to the unrecognized prior service cost and $425 decrease to the unrecognized transition obligation) in the accumulated postretirement benefit obligation during 2006. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming a 9.0% health care cost trend rate for 2008. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

	2008	2007
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
Total of service and interest cost components	$3	$3
Benefit obligations	42	45
Effect of 1% decrease on:
Total of service and interest cost components	$(3)	$(3)
Benefit obligation	(39)	(42)

The Company’s pension plan weighted average asset allocations at September 30, 2008, and 2007, by asset category were as follows:

	2008	2007
Asset Category
Equity securities	43.41%	49.51%
Debt securities	48.74	45.88
Real estate	3.75	3.57
Other	4.10	1.04

Total	100.00%	100.00%

The investment objectives for the pension plan assets are to generate returns that will enable the plans to meet their future obligations. The strategies balance the requirement to generate returns through investments such as equity securities, with the need to control risk through less volatile assets such as fixed income securities, while also meeting local regulations. Approximately 90% of the Company’s plan assets relate to the Company’s pension plans in the United Kingdom and Switzerland. In the United Kingdom, the plan assets are managed in two separate portfolios, an equity portfolio and a bond portfolio. The strategy is to invest 56% and 44% of the plan assets in equity securities and debt securities, respectively. The total return is tracked to the relevant market index, within specified tolerances and after allowance for withholding tax, where applicable, for each of the funds in which the assets are invested. The plan assets for the Switzerland plan are managed in accordance with the laws in Switzerland. Within the scope of the Swiss laws, the strategy targets equity securities of 35%-45%, debt securities of 35%-65%, real estate investments of 5%-15% and other investments of 0%-5%.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Health Benefits
2009	$5,697	$663
2010	6,565	703
2011	6,295	701
2012	7,028	696
2013	8,398	700
Years 2014 through 2018	49,205	4,386

The components of net periodic benefit costs for the three years ended September 30,

	Pension Benefits			Health Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$12,527	$12,078	$11,028	$199	$155	$9
Interest cost	11,146	9,293	7,494	855	852	716
Expected return on plan assets	(12,002)	(9,090)	(6,748)	—	—	—
(Gain) loss recognized in the year	(70)	322	(15)	—	—	—
Loss on settlement	—	—	86	—	—	—
Amortization of:
Unrecognized prior service cost	86	92	(20)	2	2	2
Unrecognized loss	(27)	229	552	172	246	283

Net periodic benefit cost	$11,660	$12,924	$12,377	$1,228	$1,255	$1,010

The Company presently anticipates contributing approximately $24,085 to fund its pension plans and $663 to fund its health benefit plans in fiscal 2009. The Company does not expect any plan assets to be returned to the Company during fiscal 2009.

16.	Share-Based Compensation Plans

During the years ended September 30, 2008, 2007 and 2006, the Company recorded pre-tax share-based compensation expense of $48,345, $40,937 and $55,007, respectively, related to the Company’s non-qualified stock options, restricted stock and restricted stock units. During the third quarter of fiscal 2007, the Company reduced share-based compensation expense by $4,505 related to adjustments in the forfeiture rate used to record share-based compensation.

For the years ended September 30, 2008, 2007 and 2006, the excess tax benefits of $10,227, $4,912 and $1,084, respectively, were recorded as cash flows from financing activities in the consolidated statement of cash flows. The total compensation cost related to non-vested restricted stock and stock option awards not yet recognized as of September 30, 2008 was approximately $70,921, which is expected to be recognized over a weighted average of 2.3 years.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. The Plan was amended in January 2008 to increase the number of shares of Class A common stock authorized and reserved for issuance by 7,000,000 shares. As of September 30, 2008, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of September 30, 2008, there were 8,091,371 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock activity during 2008, 2007 and 2006:

	2008		2007		2006
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of fiscal year	1,190,808	$25.45	2,076,201	$26.00	1,227,687	$22.47
Granted	—	$—	—	$—	2,953,681	$26.44
Vested	(781,989)	$24.66	(603,153)	$26.89	(1,811,750)	$24.18
Forfeited	(92,898)	$27.11	(282,240)	$26.41	(293,417)	$26.88

Shares outstanding at end of fiscal year	315,921	$26.94	1,190,808	$25.45	2,076,201	$26.00

The following table summarizes restricted stock units activity during 2008, 2007 and 2006:

	2008		2007		2006
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of fiscal year	1,945,014	$25.72	294,657	$25.56	89,255	$21.18
Granted	1,623,680	$36.75	2,591,352	$25.59	359,999	$25.93
Vested	(971,149)	$29.84	(625,167)	$25.20	(101,044)	$24.70
Forfeited	(333,559)	$29.14	(315,828)	$25.50	(53,553)	$22.36

Shares outstanding at end of fiscal year	2,263,986	$31.36	1,945,014	$25.72	294,657	$25.56

Performance share units (PSUs) are intended to provide an incentive for achieving specific performance objectives over a defined period. Performance share units represent an obligation of the Company to deliver at the end of the performance period, a number of shares ranging from zero to 200% of the initial number of units granted, depending on performance against objective, pre-established financial metrics. The Company assumes that such goals will be achieved for shares which vest upon meeting certain financial performance conditions, and these goals are evaluated quarterly. If such goals are not met or it is probable the goals will not be met, no compensation cost is recognized and any recognized compensation cost is reversed.

During fiscal 2008, 112,900 PSUs were granted to certain Hewitt leadership which is included in the restricted stock unit amount disclosed above. The financial metrics for these grants are based on Hewitt’s corporate performance in fiscal 2008 and are calculated to be paid out at a rate of 195%. These grants are scheduled to vest in one-third increments on September 30, 2008, 2009 and 2010. During fiscal 2007, 137,000 PSUs were granted to certain Hewitt leadership which is included in the restricted stock unit amount disclosed above. The financial metrics for these grants were based on Hewitt’s fiscal 2007 corporate performance and are to be paid out at a rate of 180%. The fiscal 2007 grants are scheduled to cliff vest on September 30, 2010. During fiscal year 2006, 186,111 performance-based restricted stock grants were awarded which is included in the restricted stock unit amount disclosed above. The Company evaluated the goals under the fiscal 2006 performance plan in fiscal 2006 and it was determined that it was probable that the goals would not be met. No compensation expense was recognized for these grants during fiscal 2006. The final measurement period for this plan is fiscal year 2008. The Company’s final evaluation of the results confirm that no payout will be made on the fiscal 2006 grants.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options generally vest in equal annual installments over a period of four years.

The fair value used to determine compensation expense for the years ended September 30, 2008, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected volatility	26.61%	28.15%	28.89%
Risk-free interest rate	3.83%	4.42%	4.73%
Expected life (in years)	6.03	6.23	5.68
Dividend yield	0%	0%	0%

The Company uses the “simplified method,” as defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options. The Company continues to use the “simplified method,” as permitted by SAB No. 110, as it does not believe that it has sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded.

The following table summarizes stock option activity during 2008, 2007 and 2006:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	7,611,095	$24.12	9,664,292	$23.73	10,364,866	$23.75
Granted	772,620	$37.53	937,650	$25.66	331,600	$22.80
Exercised	(1,847,653)	$23.61	(2,377,618)	$22.78	(647,740)	$22.44
Forfeited	(199,426)	$29.65	(197,847)	$24.95	(183,863)	$24.23
Expired	(52,709)	$23.69	(415,382)	$25.79	(200,571)	$26.49

Outstanding at end of fiscal year	6,283,927	$25.75	7,611,095	$24.12	9,664,292	$23.73

Exercisable options at end of fiscal year	5,271,903	$24.53	6,758,976	$23.94	8,677,556	$23.66

The weighted average estimated fair value of employee stock options granted during 2008, 2007 and 2006 was $12.81, $9.74 and $8.49 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock on the grant date.

The following table summarizes information about stock options outstanding at September 30, 2008:

	Outstanding Options				Exercisable Options
	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Term (Years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Summary price range groupings
$19.00	1,217,412	$19.00	$21,232	3.7	1,217,412	$19.00	$21,232
$19.01-$30.00	4,290,688	$25.52	46,847	5.8	3,828,907	$25.60	41,512
$30.01-$40.00	775,827	$37.02	375	8.9	225,584	$36.18	253

	6,283,927	$25.75	$68,454	5.8	5,271,903	$24.53	$62,997

The total intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006, based upon the average market price during the period, was approximately $28,265, $18,027 and $3,426, respectively.

17.	Legal Proceedings

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

In December 2007, the Company settled a dispute with a client and incurred a charge of $15 million, which was previously reserved. The Company paid this settlement during the first quarter.

In March 2008, the Company restructured an outsourcing contract. In conjunction with the restructuring, the Company will transition back to the client certain HR BPO services and extend the Benefits Outsourcing services portion of the contract. The Company recorded a net charge of $15.9 million in the second quarter, in addition to a $4 million charge recorded in the first quarter, mostly relating to transition costs. During the third and fourth quarters, the Company recorded positive adjustments to these charges of $1.9 million and $0.2 million, respectively.

During the year ending September 30, 2008, the Company recorded net charges of approximately $20 million related to ongoing disputes and settlements in addition to those mentioned above.

The Company is involved in a dispute with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. The suit claims damages of up to £103 million ($187 million at September 30, 2008). The Company believes that it has valid defenses to Philips’ assertions and intends to defend vigorously any claim. Certain of the Company’s professional liability insurers have denied coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue. The Company has reserved $5 million related to the dispute, net of expected insurance recoveries.

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

18.	Derivative Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations and interest rate changes. The Company manages a portion of these risks by using derivative instruments to reduce the effects from fluctuations caused by volatility in currency exchange and interest rates on its operating results and cash flows.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The Company also continually assesses the creditworthiness of counterparties.

In its hedging programs, the Company uses forward contracts and interest-rate swaps. The Company does not use derivatives for trading or speculative purposes. A brief description of the Company’s hedging programs is as follows:

Currency Hedging

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives to hedge approximately 75% of future Indian rupee (“INR”) exposure. The Company uses cash flow hedges to hedge forecasted transactions with its India operations. The Company enters into non-deliverable forward exchange contracts expiring within 12 months as hedges of anticipated cash flows denominated in Indian rupees. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the Indian rupee.

Interest Rate Risk Management

On August 8, 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270,000 (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long term variable rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to convert this variable rate exposure into fixed rate. The Company swapped $170,000 of the Term Loan for the first three years and $85,000 of the Term Loan for the fourth year. Only the variable LIBOR piece of the Term Loan debt was swapped to fixed rate. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates.

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses are recognized in the consolidated statements of operations. At inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At September 30, 2008, all hedges were determined to be highly effective.

The following table summarizes the net fair value of the derivative instruments at September 30, 2008:

	Non-Deliverable Forward related to Indian Rupee	Interest Rate Swap related to Term Loan	Total
Derivative Net Asset/(Liability)	$(9,110)	$(1,273)	$(10,383)
Deferred Tax Asset/(Liability)	$3,484	$487	$3,971
Other Comprehensive Loss	$5,626	$786	$6,412

At September 30, 2008, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing within 12 months was $85,052 (INR 3,628,055) and the notional value of the derivatives related to the interest-rate swaps was $170,000.

During the year ended September 30, 2008, the Company recorded net realized losses of $4,006 related to the settlement of non-deliverable forward contracts which were designated as cash flow hedges. These amounts have been classified together with the underlying hedged transactions in the consolidated statement of operations as compensation and related expenses.

19.	Other Comprehensive Income, Net

Accumulated other comprehensive income consists of the following components:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Retirement Plans	Net Unrealized Losses on Hedging Transactions	Accumulated Other Comprehensive Income
As of September 30, 2005	$72,320	$(2,397)	$(135)	$—	$—	$69,788
Other comprehensive income	2,760	2,397	127	—	—	5,284

As of September 30, 2006	75,080	—	(8)	—	—	75,072
Other comprehensive income	49,827	—	8	—	—	49,835
Adjustment to initially apply SFAS No.158 (net of tax)	—	—	—	(1,525)	—	(1,525)

As of September 30, 2007	124,907	—	—	(1,525)	—	123,382
Other comprehensive loss	(42,173)	—	(4,273)	(23,834)	(6,412)	(76,692)

As of September 30, 2008 (1)	$82,734	$—	$(4,273)	$(25,359)	$(6,412)	$46,690

(1)	Net of $35,547 of taxes.

At September 30, 2008, the Company recorded an unrealized loss of $6,920 ($4,273 net of tax) relating to its Auction Rate Securities. Refer to Note 5 for more information on ARS.

In December 2007, the Company initiated a foreign currency risk management program involving the use of forward foreign currency derivatives. In August 2008, the Company entered into interest rate swap derivative instruments to convert variable rate debt entered into in August 2008 to fixed rate debt. Refer to Notes 11 and 18 for more information on debt and derivative instruments, respectively.

The change in foreign currency translation during the year ended September 30, 2008 and 2007 was primarily related to the changes in value of the British pound sterling and Indian rupee relative to the U.S. dollar. The change in foreign currency translation during the year ended September 30, 2006 was primarily related to changes in the value of the British pound sterling relative to the U.S. dollar.

20.	Income Taxes

For the years ended September 30, 2008, 2007 and 2006, the Company’s provision for income taxes aggregated $128,302, $50,362, and $56,368, respectively, and consisted of the following:

	2008			2007			2006
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$89,592	$18,791	$108,383	$55,088	$(5,961)	$49,127	$24,228	$2,570	$26,798
State and local	15,725	(2,317)	13,408	10,976	(6,474)	4,502	6,620	(935)	5,685
Foreign	14,905	(8,394)	6,511	2,232	(5,499)	(3,267)	5,765	18,120	23,885

	$120,222	$8,080	$128,302	$68,296	$(17,934)	$50,362	$36,613	$19,755	$56,368

Tax benefits associated with the vesting of restricted stock and restricted stock units and the exercise of nonqualified stock options were credited directly to additional paid-in capital and amounted to $14,744, $9,535, and $191 in 2008, 2007 and 2006, respectively.

The effective income tax rate for the year ended September 30, 2008 was 40.5% as compared to 40.4% in fiscal 2007. The current year’s effective rate was impacted by a number of significant items including tax reserves and related interest as well as an increase of deferred tax assets related to foreign entities. The impact of these significant items was to increase the rate by a net 0.2%. In addition, the Company reduced $3,959 of deferred tax assets associated with acquisitions.

Income tax expense for the period differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before taxes as a result of the following:

	2008	2007	2006
Provision (benefit) for taxes at U.S. federal statutory rate	$110,755	$(43,651)	$(20,850)
Increase (reduction) in income taxes resulting from:
Goodwill impairment at U.S. federal statutory rate	(122)	88,717	58,665
Change in deferred tax assets related to foreign entities	(5,566)	(5,499)	18,343
Reserves and related interest	6,201	9,237	(4,238)
State and local income taxes, net of federal income tax benefits	8,718	2,138	3,432
Nondeductible expenses	1,768	3,672	2,838
Tax impact on foreign subsidiaries	6,548	(2,843)	(4,793)
Other	—	(1,409)	2,971

	$128,302	$50,362	$56,368

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2008	2007
Deferred tax assets:
Deferred contract revenues	$89,396	$101,358
Accrued expenses	23,410	8,794
Foreign tax loss carryforwards	46,993	44,322
Foreign accrued expenses	3,166	6,389
Depreciation and amortization	5,764	11,113
Compensation and benefits	68,925	24,223
Domestic tax loss carryforwards	13,359	29,321
Other	6,826	2,849

	257,839	228,369
Valuation allowance	(49,942)	(44,224)

	$207,897	$184,145

Deferred tax liabilities:
Deferred contract costs	$117,262	$123,118
Goodwill and intangible amortization	110,793	92,902
Currency translation adjustment	22,796	38,479

	$250,851	$254,499

The domestic federal net operating loss carryforward of $19,016 relates to the RealLife HR acquisition and expires from fiscal 2024–2027. All of the domestic net operating losses are expected to be utilized through fiscal 2027.

At September 30, 2008, the Company has available foreign net operating losses of approximately $172,160, of which $156,006 has already provided a U.S. tax benefit. The remaining net operating loss carryforward of $16,154 includes $10,174 which expires at various dates between fiscal years 2008 and 2022, and the remainder has an indefinite carryforward period. The foreign local country net operating loss carryforwards of approximately $172,160 have a valuation allowance of $168,179 offsetting the benefit. The valuation allowance primarily represents loss carryforwards and deductible temporary differences for which utilization is uncertain given the lack of sustained profitability of foreign entities and/or limited carryforward periods.

The Company has a tax holiday in a foreign country through March 31, 2010. The tax benefit of the tax holiday related to the current fiscal year income is approximately $7,700 or $0.08 per diluted share.

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

Effective October 1, 2007, the Company adopted FIN 48 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income tax in the consolidated statement of operations. The Company included interest and penalties of $1,530 for the year ended September 30, 2008 in the provision for income taxes in the consolidated statement of operations. As of September 30, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $13,857. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007.

In conjunction with adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.

The Company is subject to examination in the U.S. federal tax jurisdiction for the tax years ending September 30, 2004 through September 30, 2006. The Company is also subject to examination in a number of state and foreign jurisdictions for the 2003-2007 tax years, for which no individually material unrecognized tax benefits exist. The Company has also filed an appeal with the IRS for the tax year ended September 30, 2003. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits – October 1, 2007	$74,604
Gross increases – tax positions in prior periods	3,848
Gross decreases – tax positions in prior periods	(4,355)
Gross increases – current period tax positions	5,424
Lapse of statute of limitations	(2,083)

Unrecognized tax benefits – September 30, 2008	$77,438

As of September 30, 2008 and October 1, 2007, the total amount of unrecognized tax benefits was $77,438 and $74,604. If tax matters for the 2003-2006 years are effectively settled with the IRS within the next 12 months, settlement could increase earnings by $21,600 to $55,084 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

21.	Supplemental Cash Flow Information

	Year Ended September 30,
	2008	2007	2006
Supplementary disclosure of cash paid during the year:
Interest paid	$20,730	$23,534	$20,497
Income taxes paid	136,347	73,837	25,098
Schedule of non-cash investing and financing activities:
Acquisitions, cash paid, net of cash acquired:
Transaction costs	$625	$—	$—
Fair value of assets acquired	(79,409)	(14,398)	(805)
Fair value of liabilities assumed	28,482	2,704	656
Goodwill	(83,779)	(33,868)	(6,502)

Cash paid, net of cash acquired	(134,081)	(45,562)	(6,651)
Capital leases	13,278	—	—

22.	Segments and Geographic Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has three reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology. The three reportable segments are Benefits Outsourcing, HR BPO and Consulting.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include information technology services, human resources, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, human resources, real estate management and other support services, are assigned to the business segments based on usage and consumption factors. Certain unallocated costs within finance, general counsel, management, client and market leadership and corporate relations, are not allocated to the business segments and remain in unallocated shared service costs.

The table on the following page summarizes the Company’s reportable segment results. Results for fiscal 2007 have been reclassified to be comparable to the current year presentation, primarily due to changes to the Company’s current organizational structure. Results for fiscal 2006 have not been reclassified as it was not practical to do so. As a result, the fiscal 2006 segment results do not reflect changes to the Company’s current organizational structure and are not comparable to fiscal 2007.

	Year Ended September 30,
	2008	2007	2006
Benefits Outsourcing
Segment revenues before reimbursements	$1,550,110	$1,475,326	$1,465,710
Segment income	365,336	303,984	321,735
Net client receivables and unbilled work in process	243,823	249,247
Long-term unbilled work in process	—	658
Goodwill and intangible assets	134,071	54,829
Short-term deferred contract costs, net	33,518	28,739
Deferred contract costs, net, less current portion	136,076	104,308

HR BPO
Segment revenues before reimbursements	$554,854	$539,452	$517,502
Segment loss	(83,277)	(492,193)	(423,407)
Net client receivables and unbilled work in process	108,470	121,995
Long-term unbilled work in process	31	3,894
Goodwill and intangible assets	79,412	112,663
Short-term deferred contract costs, net	49,430	46,284
Deferred contract costs, net, less current portion	149,696	191,462

Consulting
Segment revenues before reimbursements	$1,094,323	$945,866	$842,616
Segment income	143,217	143,992	137,028
Net client receivables and unbilled work in process	303,250	260,769
Long-term unbilled work in process	22	—
Goodwill and intangible assets	357,480	347,955
Short-term deferred contract costs, net	496	661
Deferred contract costs, net, less current portion	1,288	909

Total Company
Segment revenues before reimbursements	$3,199,287	$2,960,644	$2,825,828
Intersegment revenues	(47,898)	(39,568)	(37,106)

Revenues before reimbursements (net revenues)	3,151,389	2,921,076	2,788,722
Reimbursements	76,259	69,250	68,439

Total revenues	$3,227,648	$2,990,326	$2,857,161

Segment income (loss)	$425,276	$(44,217)	$35,356

Charges not recorded at the Segment level Initial public offering restricted stock awards	—	—	9,397
Unallocated shared costs	112,432	98,750	90,220

Operating income (loss)	$312,844	$(142,967)	$(64,261)

Net client receivables and unbilled work in process	$655,543	$632,011
Long-term unbilled work in process	53	4,552
Goodwill and certain intangible assets	570,963	515,447
Short-term deferred contract costs, net	83,444	75,684
Deferred contract costs, net, less current portion	287,060	296,679
Assets not reported by segment	1,395,739	1,231,165

Total assets	$2,992,802	$2,755,538

Revenues and long-lived assets by geographic area for the following fiscal years are provided below. Revenues are attributed to geographic areas based on the country where the associates perform the services. Long-lived assets include net property and equipment, deferred contract costs, goodwill and intangible assets, but exclude investments in affiliated companies.

	Year Ended September 30,
	2008	2007	2006
Revenues
United States	$2,398,335	$2,269,966	$2,238,901
United Kingdom	389,070	370,980	344,533
All Other Countries	440,243	349,380	273,727

Total	$3,227,648	$2,990,326	$2,857,161

Long-Lived Assets
United States	$930,247	$701,662
United Kingdom	351,635	346,453
All Other Countries	130,924	131,863

Total	$1,412,806	$1,179,978

23.	Quarterly Financial Information (Unaudited)

The following tables set forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in the Company’s opinion, reflects all adjustments necessary to present fairly the Company’s financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in thousands, except earnings per share information.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008:
Revenues:
Revenues before reimbursements (net revenues)	$793,843	$773,099	$777,758	$806,689
Reimbursements	25,149	16,449	16,821	17,840

Total revenues	$818,992	$789,548	$794,579	$824,529

Operating income(1)	$108,933	$68,460	$81,181	$54,270
Net income (1)	$63,947	$44,493	$48,150	$31,552
Earnings per share:
Basic	$0.61	$0.45	$0.50	$0.33
Diluted	$0.59	$0.43	$0.48	$0.32

Fiscal 2007:
Revenues:
Revenues before reimbursements (net revenues)	$726,630	$716,203	$727,982	$750,261
Reimbursements	19,420	17,605	14,330	17,895

Total revenues	$746,050	$733,808	$742,312	$768,156

Operating income (loss) (2)	$46,533	$18,765	$72,372	$(280,637)
Net income (loss) (2)	$30,065	$12,986	$47,505	$(265,636)
Earnings (loss) per share:
Basic	$0.28	$0.12	$0.44	$(2.51)
Diluted	$0.27	$0.12	$0.43	$(2.51)

(1)	Fourth quarter fiscal 2008 results include a pre-tax charge of $34,429 related to the review of the Company’s leased real estate portfolio.
(2)	Fourth quarter fiscal 2007 results include non-cash, pre-tax charges of $326,312 related to impairment of goodwill, intangible assets and contract loss provisions; a pre-tax charge of $29,339 related to the review of the Company’s leased real estate portfolio; and a pre-tax severance charge of $8,032 resulting from ongoing productivity initiatives across the business.

24.	Regulated Subsidiary

Hewitt Financial Services LLC (“HFS”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer. HFS is subject to the Securities and Exchange Commission’s minimum net capital rule (Rule 15c3-1), which requires that HFS maintain net capital (as defined) equal to the greater of $50,000 or 6 2/3 percent of aggregate indebtedness, (as defined). As of September 30, 2008 and 2007, HFS was in compliance with its net capital requirements.

25.	Related Party Transactions

There were no related party transactions in fiscal 2008, except that (i) the Company paid to Hexaware Technologies Limited (“Hexaware”) approximately $12,672 for certain computer programming services, and (ii) Liberata Limited (“Liberata”) and Gavilon Holdings LLC (“Gavilon”) paid approximately $1,430 and $323, respectively, to the Company for consulting services. The Company paid approximately $14,382 and $14,249 to Hexaware for similar services in fiscal 2007 and 2006, respectively. Liberata paid the Company approximately $961 and $402 for similar services in fiscal 2007 and 2006, respectively.

General Atlantic LLC (“General Atlantic”), a beneficial owner of more than 5% of the Company’s stock, beneficially owns approximately 14.7% of Hexaware, approximately 98% of Liberata and approximately 21% of Gavilon. The Company believes fees for such services were at prevailing market rates. The agreement pursuant to which services were provided to Hexaware was renewed for fiscal 2009 after a competitive bidding process. We expect to continue providing consulting services to Liberata and Gavilon on similar terms in fiscal 2009. Mr. Denning, one of the Company’s directors and the Chairman and Managing Director of General Atlantic, did not participate in any decision relating to these services, none of which are material to the Company or General Atlantic.

26.	Subsequent Event

Unsecured convertible senior notes

On October 1, 2008, certain holders of the $110,000 aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010 exercised their option to require the Company to repurchase the notes. The Company redeemed these notes at a price equal to 100% of the principal amount of the notes of $109,800 plus accrued interest as of October 1, 2008.

Hewitt intends to redeem the remaining $200 of the $110,000 aggregate notes in fiscal year 2009. As of September 30, 2008, the carrying value of the notes was $110,000.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed February 6, 2007).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.2	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, Registration No. 333-119576).

10.1	Hewitt Amended and Restated Global Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

10.2	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., General Atlantic Partners 54, L.P., General Atlantic Partners 57, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. (incorporated by reference to Exhibit 99.2 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.3	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.4	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.5	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.6	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.7	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.8	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranche 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.9	Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 27, 2005).

10.10	Amendment to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.11	Second Amendment, dated August 6, 2007, to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 8, 2007).

10.12	Third Amendment, dated November 9, 2007, to Credit Agreement dated as of May 23, 2005, among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended September 30, 2007).

10.13	Fourth Amendment, dated March 10, 2008, to Credit Agreement dated as of May 23, 2005, among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.14	Fifth Amendment, dated June 18, 2008, to Credit Agreement dated as of May 23, 2005 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.15	Sixth Amendment, dated July 30, 2008, to Credit Agreement dated as of May 23, 2005 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto, Wachovia Bank, National Association, as resigning Administrative Agent for the Lenders and JP Morgan Chase Bank, N.A. as successor Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.16	Loan Agreement dated August 8, 2008 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, BMO Capital Markets as Syndication Agent, Barclays Bank PLC, RBS Citizens, N.A. and U.S. Bank National Association, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 11, 2008)

10.17	Note Purchase Agreement by and among Hewitt Associates L.L.C. as issuer, Hewitt Associates, Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 22, 2008)

10.18	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed November 18, 2005).

10.19	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed November 18, 2005).

10.20	Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed October 7, 2005).

10.21	Common Stock Warrant Issued to Bank of Montreal on April 23, 2003 (incorporated by reference to Exult, Inc’s Report on Form 10-Q for the Quarter ended June 30, 2003).

10.22	Warrant Adjustment and Assumption Agreement dated as of October 1, 2004 by and among Exult, Inc., Hewitt Associates, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed November 18, 2005).

10.23	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed November 18, 2005).

10.24	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed November 18, 2005).

10.25	Letter Agreement between Russell P. Fradin and Hewitt Associates, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.26	Corrected Fiscal Year 2007 Performance Share Program Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 9, 2007).

10.27	Employment letter dated December 18, 2006 to Matthew Levin (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended September 30, 2007).

10.28	Employment letter dated April 16, 2007 to Jay Rising (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 9, 2007).

10.29	Employment letter dated March 23, 2007 to Tracy Keogh (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 8, 2007).

10.30	Letter Agreement dated as of August 2, 2008 between Hewitt Associates LLC and Perry O. Brandorff (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 8, 2008).

10.31	Employment letter dated October 10, 2007 to Steven J. Kyono (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended September 30, 2007).

10.32	Employment letter dated May 5, 2008 to Vincent R. Coppola (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.33	Form of Fiscal Year 2008 Performance Share Program Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 12, 2007)

10.34	Form of Fiscal Year 2008 Stock Option Program Award Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 12, 2007)

10.35	Form of Fiscal Year 2008 Director Equity Deferral Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended December 31, 2007)

10.36	Form of Fiscal Year 2008 Director Retainer Deferral Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended December 31, 2007)

10.37	Summary of Compensation Arrangements for Eric Fiedler and Yvan Legris (incorporated by reference to Item 5.02 to Current Report on Form 8-K/A filed October 3, 2008

12.1	Ratio of Earnings to Fixed Charges (filed herewith).

14.	Code of Ethics (incorporated by reference to Exhibit 14 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003.)

21.	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).