Form 10-Q
period 2008-12-31
HEWITT ASSOCIATES INC
filed 2009-02-09
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at December 31, 2008
Class A Common Stock - $0.01 par value	93,876,320

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$431,099	$541,494
Client receivables and unbilled work in process, less allowances of $22,216 and $18,029 at December 31, 2008 and September 30, 2008, respectively	612,483	655,543
Prepaid expenses and other current assets	138,634	129,529
Funds held for clients	162,697	116,488
Short-term deferred contract costs, net	82,646	83,444
Deferred income taxes, net	19,367	34,104

Total current assets	1,446,926	1,560,602

Non-Current Assets:
Deferred contract costs, net, less current portion	280,889	287,060
Property and equipment, net	381,412	385,885
Other intangible assets, net	180,605	206,822
Goodwill	316,712	364,141
Long-term investments	101,447	124,530
Other non-current assets, net	76,470	63,762

Total non-current assets	1,337,535	1,432,200

Total Assets	$2,784,461	$2,992,802

LIABILITIES
Current Liabilities:
Accounts payable	$24,519	$15,880
Accrued expenses	236,000	239,521
Funds held for clients	162,697	116,488
Advanced billings to clients	176,166	158,238
Accrued compensation and benefits	281,809	403,611
Short-term deferred contract revenues	57,879	52,733
Short-term debt	12,854	17,602
Current portion of long-term debt and capital lease obligations	21,487	133,002

Total current liabilities	973,411	1,137,075

Non-Current Liabilities:
Deferred contract revenues, less current portion	222,258	237,648
Debt and capital lease obligations, less current portion	641,197	650,182
Other non-current liabilities	221,989	240,637
Deferred income taxes, net	74,074	77,058

Total non-current liabilities	1,159,518	1,205,525

Total Liabilities	$2,132,929	$2,342,600

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	December 31, 2008	September 30, 2008
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 130,480,264 and 130,390,880 shares issued, 93,876,320 and 94,227,120 shares outstanding, as of December 31, 2008 and September 30, 2008, respectively	$1,305	$1,304
Additional paid-in capital	1,594,567	1,579,077
Cost of common stock in treasury, 36,603,944 and 36,163,760 shares of Class A common stock as of December 31, 2008 and September 30, 2008, respectively	(1,195,249)	(1,183,427)
Retained earnings	271,324	206,558
Accumulated other comprehensive (loss) income, net	(20,415)	46,690

Total stockholders’ equity	651,532	650,202

Total Liabilities and Stockholders’ Equity	$2,784,461	$2,992,802

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended December 31,
	2008	2007
Revenues:
Revenues before reimbursements (net revenues)	$770,763	$793,843
Reimbursements	23,209	25,149

Total revenues	793,972	818,992

Operating expenses:
Compensation and related expenses	480,908	494,125
Asset impairment	2,615	225
Reimbursable expenses	23,209	25,149
Other operating expenses	134,008	140,530
Selling, general and administrative expenses	40,875	50,030

Total operating expenses	681,615	710,059

Operating income	112,357	108,933

Other income (expense), net:
Interest expense	(10,685)	(3,744)
Interest income	4,301	8,598
Other income (expense), net	1,281	(384)

Total other income (expense), net	(5,103)	4,470

Income before income taxes	107,254	113,403

Provision for income taxes	42,488	49,456

Net income	$64,766	$63,947

Earnings per share:
Basic	$0.69	$0.61
Diluted	$0.68	$0.59

Weighted average shares:
Basic	93,932,257	104,777,402
Diluted	95,441,054	109,494,279

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$64,766	$63,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	39,668	41,348
Asset impairment	2,615	225
Fair value adjustment related to financial assets	889	—
Share-based compensation	12,554	9,336
Deferred income taxes	42,065	17,589
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	18,955	(35,216)
Prepaid expenses and other current assets	(16,805)	(8,756)
Deferred contract costs	(25,725)	(30,650)
Other assets	(2,023)	(14,248)
Accounts payable	9,180	(3,399)
Accrued compensation and benefits	(109,143)	(109,459)
Accrued expenses	3,728	(24,631)
Advanced billings to clients	19,650	34,649
Deferred contract revenues	11,446	35,088
Other long-term liabilities	(7,379)	37,744

Net cash provided by operating activities	64,441	13,567
Cash flows from investing activities:
Purchases of investments	—	(345,775)
Proceeds from sales of investments	2,525	479,400
Additions to property and equipment	(34,958)	(23,403)

Net cash (used in) provided by investing activities	(32,433)	110,222

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,165	12,012
Excess tax benefits from the exercise of share-based awards	2,185	1,022
Proceeds from short-term borrowings	11,720	13,523
Repayments of short-term borrowings, capital leases and long-term debt	(129,543)	(13,685)
Purchase of Class A common shares for treasury	(11,822)	(170,795)

Net cash used in financing activities	(126,295)	(157,923)

Effect of exchange rate changes on cash and cash equivalents	(16,108)	1,301

Net decrease in cash and cash equivalents	(110,395)	(32,833)

Cash and cash equivalents, beginning of period	541,494	378,743

Cash and cash equivalents, end of period	$431,099	$345,910

Supplementary disclosure of cash paid during the period:
Interest paid	$8,140	$3,614
Income taxes paid	$4,124	$18,618

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2008, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. SFAS No. 141(R) also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on acquisition date. In addition, under SFAS No. 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This Statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008 (Hewitt’s fiscal year 2010); however, the guidance in this Standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to October 1, 2009. The Company will adopt SFAS No. 141(R) for any business combinations occurring on or subsequent to October 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (Hewitt’s fiscal year 2009). The Company adopted SFAS No. 159 as of October 1, 2008 and has elected to apply the fair value option to a put option relating to its auction rate securities (refer to Note 4 for more information on auction rate securities). The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements. See Note 8 for additional information on fair value measurements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (Hewitt’s fiscal year 2009) and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements. See Note 8 for additional information on fair value measurements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on October 1, 2007. The cumulative effect of applying the provisions of this interpretation has been recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007. Refer to Note 11 for further discussion.

In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective October 1, 2007, as required, and recorded a $12,692 cumulative adjustment, net of tax, to decrease retained earnings on October 1, 2007.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the three months ended December 31, 2008:

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2008	$88,005	$276,136	$364,141
Additions	—	635	635
Adjustments and reclassifications	130	265	395
Effect of changes in foreign exchange rates	(146)	(48,313)	(48,459)

Balance at December 31, 2008	$87,989	$228,723	$316,712

The additions to goodwill in Consulting relate to accounting for the additional purchase price of a fiscal 2006 acquisition in accordance with SFAS No. 141. The purchase price was subject to certain contingent payments, held as restricted cash, if the acquired entity achieved specific operating targets. The restricted cash was paid out under the terms of an Escrow Agreement on October 30, 2008. The adjustments and reclassifications to goodwill pertain to adjustments to the opening balance sheets related to the fiscal 2008 acquisitions of a Talent and Organizational Consulting business and a leaves management business recorded in the Consulting and Benefits Outsourcing segments, respectively. The Company will finalize the opening balance sheets related to these acquisitions during fiscal 2009.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at December 31, 2008 and September 30, 2008:

	December 31, 2008			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$14,197	$11,819	$2,378	$16,380	$13,726	$2,654
Core technology	33,276	16,342	16,934	32,999	15,865	17,134
Customer relationships	247,432	86,139	161,293	274,575	87,541	187,034

Total	$294,905	$114,300	$180,605	$323,954	$117,132	$206,822

The decrease in the gross carrying amounts of trademarks and tradenames and customer relationships is mostly due to the impact of foreign currency translation adjustments.

Amortization expense related to intangible assets with definite useful lives for the three months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,
	2008	2007
Trademarks and tradenames	$382	$38
Core technology	454	853
Customer relationships	4,226	6,915

Total	$5,062	$7,806

4. Investments

At December 31, 2008, the Company’s long-term investments comprised of $101,447 in auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS and there have been no successful auctions to date. During the last three quarters of fiscal 2008 and first quarter of fiscal 2009, all of the Company’s outstanding ARS were subject to failed auctions. In the third quarter and fourth quarter of fiscal 2008, $6,500 and $1,450, respectively, of the Company’s ARS issues were called by the issuers at par. During the first quarter of fiscal 2009, $2,525 of the Company’s ARS issues were called by the issuers at par.

In October 2008, the Company received an offer from UBS AG (“UBS”), one of its investment brokers, to sell at par value auction rate securities originally purchased from UBS at any time during a two-year period beginning June 30, 2010. The Company has accepted this non-transferable offer. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it no longer has the intent to hold the related UBS-brokered ARS until they fully recover in value (including until contractual maturity, if necessary). Therefore, the decline of $2,349 in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income is now considered other-than-temporary and has been included in earnings as a realized loss, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company also changed the classification of the UBS-brokered ARS from available-for-sale securities to trading securities and has recorded an unrealized loss of $11,232 on the UBS-brokered ARS in earnings after the change in classification. These changes resulted in a total expense of $13,581 which is included within other income (expense), net, in the accompanying consolidated statements of operations.

The Company has recognized the fair value of the put option of $12,692 as an asset within other assets in the accompanying consolidated balance sheets and recorded the resulting gain within other income (expense), net, in the accompanying statements of operations. The Company has elected the fair value measurement option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, for this asset. See Note 8 for additional information on fair value measurements. The total impact of the put option and losses related to the re-classification and changes in the fair value of the UBS-brokered ARS was $889 during the three months ended December 31, 2008, included within other income (expense), net, in the accompanying consolidated statements of operations.

At December 31, 2008, the Company’s ARS portfolio with a par value of $128,925 had a fair value of $101,447, and the related put option had a fair value of $12,692. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at December 31, 2008. Refer to Note 8 for additional information on the fair value of auction rate securities and related put option.

Below is a reconciliation of the par value and estimated fair market value of the Company’s auction rate securities for the three months ended December 31, 2008:

	Trading		Available-For-Sale
	UBS-Brokered ARS		Non-UBS-Brokered ARS		Total ARS
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Balance at October 1, 2008	$—	$—	$131,450	$124,530	$131,450	$124,530
Transfer of UBS-brokered ARS securities from available-for- sale to trading	68,800	66,451	(68,800)	(66,451)	—	—
Sold during the period	(1,175)	(1,175)	(1,350)	(1,350)	(2,525)	(2,525)
Change in unrealized loss included in other comprehensive income	—	2,349	—	(9,326)	—	(6,977)
Losses included in earnings (1) (2)	—	(13,581)	—	—	—	(13,581)

Balance at December 31, 2008	$67,625	$54,044	$61,300	$47,403	$128,925	$101,447

(1)	Losses are recorded in other income (expense), net within the consolidated statements of operations.
(2)	Includes realized loss of $2,349 transferred to earnings from other comprehensive income.

As of December 31, 2008, approximately 97% of the Company’s ARS portfolio was comprised of federally insured student loan backed securities and 91% of the Company’s ARS portfolio was comprised of Aaa/AAA rated investments by Moody’s and S&P, respectively.

Because the impairments in fair values related to the non-UBS-brokered available-for-sale ARS have been relatively short in duration and considering the overall quality of the underlying investments and the anticipated future market for such investments, and given the Company’s ability and intent to hold these investments until they fully recover in value (including until contractual maturity if necessary), the impairment is considered to be temporary. However, the Company will reassess this conclusion in future reporting periods based on several factors, including possible failure of the investments to be redeemed, potential deterioration of the credit ratings of the investments, market risk, the Company’s continued ability and intent to hold until contractual maturity and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations, which could materially adversely impact its results of operations and financial condition.

Based on the contractual maturities of the available-for-sale auction rate securities as of December 31, 2008 and September 30, 2008, respectively, the par value and estimated fair market value of the securities were as follows:

	December 31, 2008		September 30, 2008
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Long-term investments:
Due in less than one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	5,000	5,000
Due after ten years	61,300	47,403	126,450	119,530

Total	$61,300	$47,403	$131,450	$124,530

Additionally, the Company’s trading auction rate securities with a par value of $67,625 and an estimated fair market value of $54,044 are expected to be redeemed concurrent with the UBS offer as discussed above.

5. Severance Accrual

As of December 31, 2008, the Company has estimated its severance obligations to be $19,177 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43. The Company’s severance policy provides that the affected employees are entitled to receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. The Company’s severance policy provides, in most cases, for salary continuation payments rather than lump sum termination payments. The Company recorded adjustments of $2,151 during the three months ended December 31, 2008 primarily relating to the impacts of foreign currency translation adjustments, the refinement of estimates and redeployment of associates to other positions. The Company recorded adjustments of $1,265 during the three months ended December 31, 2007 primarily relating to higher than expected attrition.

The following table summarizes the activity in the severance accrual for the three months ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Balance at beginning of period	$27,859	$10,661
Additions	989	485
Payments	(7,520)	(3,054)
Adjustments	(2,151)	(1,265)

Balance at end of period	$19,177	$6,827

The additions and adjustments were recorded in compensation and related expenses within the consolidated statements of operations. The Company anticipates that the majority of the remaining accrual will be paid out by the end of fiscal 2009, with the balance paid out by the end of fiscal 2010 based on the last date of potential salary continuation.

6. Restructuring Activities

In conjunction with an ongoing review of the Company’s leased real estate portfolio, during the third quarter of fiscal 2007, the Company announced its intention to consolidate facilities, and in some cases, exit certain properties. During the fourth quarter of fiscal 2007, the Company recorded expense of $17,777 related to the exit and consolidation of certain facilities in both the U.S. and international locations. The charges consisted of $21,649 for recognition of the fair value of lease vacancy obligations and lease termination charges. This was offset by the reversal of accrued rent of $3,872. The net costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $13,469, $3,082 and $1,226, respectively.

During fiscal 2008, the Company recorded expense of $40,688 related to the exit and consolidation of certain facilities in both the U.S. and the Netherlands. The charges consisted of $43,854 for recognition of the fair values of lease vacancy obligations and the reversal of $364 of prepaid rent. This was offset by the reversal of accrued rent of $3,530. The net costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $14,487, $12,340 and $4,311, respectively; $9,550 was recorded to shared services and was not allocated to the segments.

The following table summarizes the activity in the restructuring reserves for the three months ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Balance at beginning of period	$51,203	$20,887
Additions	—	—
Payments, net	(4,377)	(3,003)
Adjustments	(554)	(280)

Balance at end of period	$46,272	$17,604

The Company recorded an adjustment of $554 during the three months ended December 31, 2008 relating to the accretion of fair values and the effect of foreign currency translation.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018, based on the longest term remaining on the Company’s leased real estate.

In connection with the fiscal 2008 acquisition of a Talent and Organizational Consulting business, the Company formulated facility exit strategies. The Company recorded $1,622 of estimated liabilities for costs related to exit the property acquired in this acquisition and was recorded to goodwill as part of the preliminary purchase accounting. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the second quarter of fiscal 2009. The accrued obligation was $1,022 and $1,622 as of December 31, 2008 and September 30, 2008, respectively. Lease termination costs are expected to be paid by January 2012.

7. Debt

As of December 31, 2008 and September 30, 2008, the Company had short-term debt outstanding of $12,854 and $17,602, respectively, consisting of borrowings on unsecured lines of credit.

Long-term debt at December 31, 2008 and September 30, 2008, consisted of the following:

	December 31, 2008	September 30, 2008
Term loan credit facility	$29,266	$38,449
Unsecured senior term loan	270,000	270,000
Capital lease obligations	80,342	81,649
Unsecured convertible senior term notes	—	110,000
Unsecured senior term notes	283,000	283,000
Other foreign debt	76	86

	662,684	783,184
Current portion of long-term debt and capital lease obligations	21,487	133,002

Debt and capital lease obligations, less current portion	$641,197	$650,182

On October 1, 2008, the majority of the holders of the Company’s $110,000 aggregate principal amount 2.5% Convertible Senior Notes due October 1, 2010 exercised their option requiring Hewitt to repurchase $109,800 of the $110,000 notes. Hewitt paid the principal amount of $109,800 plus accrued interest on October 2, 2008. The Company redeemed the remaining principal amount of $200 plus accrued interest on December 31, 2008.

8. Fair Value Measurements

On October 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, as amended by FSP FAS 157-3, for assets and liabilities measured at fair value on a recurring basis. Pursuant to FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, until October 1, 2009 (Hewitt’s fiscal year 2010).

SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.

Effective October 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, the Company elected to measure and report a put option of $12,692 relating to its auction rate securities (refer to Note 4 for more information) at fair value in order to account for the put option on the same basis (measured at fair value through earnings) as the associated asset (the auction rate securities).

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents, investments and derivatives) measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$431,099	$—	$—	$431,099
Auction-rate securities (1)	—	—	114,139	114,139
Derivative assets	—	688	—	688

Total assets	$431,099	$688	$114,139	$545,926

Liabilities:
Derivative liabilities	$—	$19,466	$—	$19,466

Total liabilities	$—	$19,466	$—	$19,466

Amounts included in:
Cash and cash equivalents	$431,099	$—	$—	$431,099
Prepaid expenses and other current assets	—	688	—	688
Long-term investments	—	—	101,447	101,447
Other non-current assets, net (1)	—	—	12,692	12,692
Accrued expenses	—	(19,466)	—	(19,466)

Total	$431,099	$(18,778)	$114,139	$526,460

(1)	Includes put option elected for the fair value measurement option under SFAS No. 159 and classified as Level 3.

Level 3 assets consist of available-for-sale and trading auction rate securities classified as long-term investments and a related put option as of December 31, 2008. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at December 31, 2008.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of December 31, 2008 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS and exercise date of the put option. These assumptions will be subject to change as the underlying data changes and market conditions evolve. No significant changes in the valuation techniques were made during the period. The assumed interest income yields for the Company’s ARS used in the discounted cash flow model were based on the yields provided for in the prospectus of each of the Company’s ARS issues as of December 31, 2008. The assumed discount rate used in the discounted cash flow model was based on the implied spreads on recent student loan issues, which reflect the illiquidity in the ARS market. The assumed discount period used in the discounted cash flow model was determined by the Company by assigning a set of probabilities based on how the Company views its ARS to be liquidated, and included the current pace of redemptions at par and the average terms that students take to pay back related student loans. Based on the valuation, the Company determined that the fair value of its available-for-sale ARS was $47,403 and recorded a cumulative unrealized loss of $13,897 ($8,581 net of tax) within accumulated other comprehensive income, a component of stockholders’ equity, as the unrealized loss is considered to be temporary. Additionally, the Company determined that the fair value of its trading ARS was $54,044 and recorded a total loss of $13,581 ($8,386 net of tax) within other income (expense), net in the accompanying consolidated statements of operations, for the realized and unrealized holding losses, as discussed in Note 4. This loss was largely offset by a gain of $12,692 ($7,837 net of tax) within other income (expense), net in the accompanying consolidated statements of operations, to recognize the fair value of the related put option.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings and put option by approximately $4,801. A one percentage point change on the discount rate used for valuing the ARS holdings and put option would impact the fair value of the ARS holdings and put option by approximately $3,686.

Refer to Note 4 for additional information on auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put option	Total
Balance at October 1, 2008	$124,530	$—	$124,530
Change in unrealized loss included in other comprehensive income	(6,977)	—	(6,977)
(Losses) gains included in earnings (1) (2)	(13,581)	12,692	(889)
Sold during the period	(2,525)	—	(2,525)

Balance at December 31, 2008	$101,447	$12,692	$114,139

(1)	Gains (losses) are recorded in other income (expense), net within the consolidated statements of operations.
(2)	Includes an unrealized loss of $2,349 reclassified to earnings from other comprehensive income.

9. Share-Based Compensation

During the three months ended December 31, 2008 and 2007, the Company recorded pre-tax share-based compensation expense of $12,554 and $9,336, respectively, related to the Company’s non-qualified stock options, restricted stock and restricted stock units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. The Plan was amended in January 2008 to increase the number of shares of Class A common stock authorized and reserved for issuance by 7,000,000 shares. As of December 31, 2008, only restricted stock, restricted stock units, performance share units and nonqualified stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of December 31, 2008, there were 5,291,555 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted unit activity during the three months ended December 31, 2008:

	December 31, 2008
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of period	315,921	$26.94	2,263,986	$31.34
Granted	—	$—	1,997,125	$27.15
Vested	(13,550)	$24.31	(54,272)	$32.86
Forfeited	(65,511)	$25.81	(121,608)	$31.33

Shares outstanding at end of period	236,860	$27.40	4,085,231	$29.27

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

The fair value used to determine compensation expense for the three months ended December 31, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Expected volatility	29.29%	26.66%
Risk-free interest rate	2.12%	4.31%
Expected life (in years)	5.77	6.16
Dividend yield	0%	0%

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

The following table summarizes stock option activity during the three months ended December 31, 2008:

	December 31, 2008
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	6,283,927	$25.75
Granted	1,077,010	$26.45
Exercised	(49,512)	$23.53
Forfeited	(67,418)	$31.67
Expired	(19,782)	$29.31

Outstanding at end of period	7,224,225	$25.81

Exercisable options at end of period	5,204,495	$24.52

10. Pension and Postretirement Benefit Plans

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

The components of net periodic pension benefit costs for the three months ended December 31, 2008 and 2007 include:

	Pension Benefits
	2008	2007
Service cost	$2,415	$3,332
Interest cost	2,939	2,817
Expected return on plan assets	(2,386)	(3,036)
Unrecognized prior service cost	16	23
Unrecognized loss / (gain)	129	(7)

Net periodic benefit cost	$3,113	$3,129

During the three months ended December 31, 2008, contributions of $12,460 were made by the Company to the pension plans.

The components of net periodic health benefit costs for the three months ended December 31, 2008 and 2007 include:

	Health Benefits
	2008	2007
Service cost	$42	$50
Interest cost	220	214
Unrecognized loss	26	43

Net periodic benefit cost	$288	$307

11. Income Taxes

The Company’s consolidated effective income tax rate was 39.6% and 43.6% for the three months ended December 31, 2008 and 2007, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

As discussed in Note 2, effective October 1, 2007, the Company adopted FIN 48 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income tax in the consolidated statement of operations. The Company included interest and penalties of $546 and $433 for the three months ended December 31, 2008 and 2007, respectively, in the provision for income taxes in the consolidated statement of operations. As of December 31, 2008 and September 30, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $14,740 and $13,857, respectively.

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

As of December 31, 2008 and September 30, 2008, the total amount of unrecognized tax benefits was $78,321 and $77,438. If tax matters for the 2003-2006 years are effectively settled with the IRS within the next 12 months, that settlement could increase earnings by $21,600 to $55,084 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

12. Earnings Per Share

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

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended December 31,
	2008	2007
Earnings per share – basic:
Net income as reported	$64,766	$63,947
Weighted-average outstanding shares – basic	93,932,257	104,777,402

Earnings per share – basic	$0.69	$0.61

Earnings per share – diluted:
Net income as reported	$64,766	$63,947
Plus: Income impact of assumed conversions:
Interest on convertible debt securities	—	574

Net income for per share calculation	$64,766	$64,521

Weighted-average outstanding shares – basic	93,932,257	104,777,402
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock and restricted stock units	978,375	852,256
Unexercised stock options	530,422	1,993,873
Convertible debt	—	1,870,748

Weighted-average outstanding shares – diluted	95,441,054	109,494,279

Earnings per share – diluted	$0.68	$0.59

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three months ended December 31, 2007, and the weighted-average convertible shares were included in the computation of diluted earnings per share for the three months ended December 31, 2007. Refer to Note 7 for additional information on the Company’s convertible debt. Warrants to sell 200,000 shares of Class A common stock were outstanding in the three months ended December 31, 2008 and 2007, but the warrants were not included in the computation of diluted earnings per share for the three months ended December 31, 2008 and 2007 because the effect of including the warrants would have been antidilutive. Of the outstanding stock options as of December 31, 2008 and 2007, 809,162 and 141,939 weighted average shares for each quarter, respectively, were not included in the computation of diluted earnings per share because the options were not in-the-money.

13. Other Comprehensive (Loss) Income, Net

The following table presents the after-tax components of the Company’s other comprehensive (loss) income for the periods presented:

	Three Months Ended December 31,
	2008	2007
Net income	$64,766	$63,947
Other comprehensive (loss) income:
Foreign currency translation adjustments	(54,651)	421
Unrealized losses on investments	(4,308)	—
Net unrealized loss on hedging transactions	(5,184)	(104)
Retirement plans	(2,962)	32

Total comprehensive (loss) income	$(2,339)	$64,296

The foreign currency translation adjustments during the three months ended December 31, 2008 primarily relate to the unfavorable changes in the value of the British pound sterling relative to the U.S. dollar.

During the quarter ended December 31, 2008, the Company recorded an unrealized loss of $6,977 ($4,308 net of tax) relating to ARS, net of $2,349 (1,451 net of tax) reclassified to earnings. Refer to Note 4 for more information on ARS.

In December 2007, the Company initiated a foreign currency risk management program involving the use of forward foreign currency derivatives. In August 2008, the Company entered into interest rate swap derivative instruments to convert variable rate debt issued in August 2008 to fixed rate debt. Refer to Note 16 for more information on derivative instruments.

14. Commitments and Contingencies

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

During the three months ended December 31, 2008, the Company recorded net charges of approximately $0.4 million related to ongoing disputes and settlements.

The Company is involved in a dispute with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. The suit claims damages of up to £103 million ($149 million at December 31, 2008). The Company believes that it has valid defenses to Philips’ assertions and intends to defend vigorously any claim. Certain of the Company’s professional liability insurers have denied coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue. The Company has reserved $5 million related to the dispute, net of expected insurance recoveries.

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

15. Segment Results

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has three reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology. The three reportable segments are Benefits Outsourcing, HR BPO and Consulting.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include information technology services, human resources, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, human resources, real estate management and other support services, are assigned to the business segments based on usage and consumption factors. Certain unallocated costs within finance, general counsel, management, client and market leadership and corporate relations are not allocated to the business segments and remain in unallocated shared service costs.

The table below summarizes the Company’s reportable segment results.

	Three Months Ended December 31,
	2008	2007
Benefits Outsourcing
Segment revenues before reimbursements	$391,574	$403,338
Segment income	102,456	120,180

HR BPO
Segment revenues before reimbursements	$130,691	$148,271
Segment loss	(5,153)	(27,265)

Consulting
Segment revenues before reimbursements	$259,160	$254,374
Segment income	37,483	36,436

Total Company
Segment revenues before reimbursements	$781,425	$805,983
Intersegment revenues	(10,662)	(12,140)

Revenues before reimbursements (net revenues)	770,763	793,843
Reimbursements	23,209	25,149

Total revenues	$793,972	$818,992

Segment income	$134,786	$129,351
Charges not recorded at the segment level:
Unallocated shared service costs	22,429	20,418

Operating income	$112,357	$108,933

16. Derivative Instruments

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

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses are recognized in the consolidated statements of operations. At inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At December 31, 2008, all hedges were determined to be highly effective.

The following table summarizes the net fair value of the derivative instruments at December 31, 2008:

	Non-Deliverable Forward related to Indian Rupee	Interest Rate Swap related to Term Loan	Total
Derivative Net Asset/(Liability)	$(6,882)	$(11,896)	$(18,778)
Deferred Tax Asset/(Liability)	$2,632	$4,550	$7,182
Accumulated Other Comprehensive Loss	$(4,250)	$(7,346)	$(11,596)

At December 31, 2008, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing within 12 months was $80,862 (INR 3,687,838) and the notional value of the derivatives related to the interest-rate swaps was $170,000.

During the three months ended December 31, 2008, the Company recorded net realized losses of $4,496 related to the settlement of non-deliverable forward contracts which were designated as cash flow hedges. These amounts have been classified together with the underlying hedged transactions in the consolidated statement of operations as compensation and related expenses.

17. Subsequent Events

In January 2009, the U.S. Office of Personnel Management (“OPM”) and the Company settled their dispute and OPM has rescinded its October 16, 2008 termination of the contract for fault. The contract has been terminated by mutual agreement between OPM and the Company. As a result, in the second quarter the Company will realize the deferred implementation revenues and costs related to this client contract, the net result of which is not anticipated to be material to net income.

In February 2009, the Company closed on the sale of the net assets relating to its Latin America HR BPO business. The divestiture is a part of the Company’s continued efforts to streamline its HR BPO service offerings. The Company anticipates recording a pre-tax gain of approximately $10 million primarily related to the recognition of currency translation adjustments during the quarter ending March 31, 2009 as a result of the sale.

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

We use the terms “Hewitt”, “the Company”, “we”, “us” and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2009” or “fiscal 2009” means the twelve-month period that ends September 30, 2009. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in millions of U.S. dollars unless otherwise noted. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

Overview

First quarter net revenues, excluding third party supplier revenues, and adjusting for the unfavorable effect of foreign currency translation of $35.8 million and the net favorable impact of acquisitions/divestiture of $4.1 million, increased 1.5% as compared to the prior-year period and was driven by growth in Consulting, offset by decreases in Benefits Outsourcing and HR BPO. Consulting revenue growth over the prior-year period, adjusting for the unfavorable effect of foreign currency translation of $24.8 million and the impact of acquisitions of $5.7 million, resulted principally from increased demand for Retirement and Financial Management services in addition to growth in Health Management services, offset by a decrease in Talent and Organizational Consulting services. The decrease in Benefits Outsourcing revenue, adjusting for the unfavorable effect of foreign currency translation of $4.4 million and the impact of acquisitions of $5.6 million, was due to current period adjustments related to client service issues in prior years, the prior-year benefit of $4.6 million related to the resolution of a contract restructuring, and a decrease in project work. This was partially offset by the impact of net new clients going live with contract services over the last twelve months. Excluding third party supplier revenues, and adjusting for the unfavorable effect of foreign currency translation of $6.6 million and $7.2 million of revenues generated in the prior-year period by Cyborg, which was divested in January 2008, HR BPO reported a decrease in revenue. That decrease was primarily due to planned service reductions to certain current and former clients, offset by growth in revenue from existing clients, including an increase in project work and transactional volumes and an increase in the number of clients going live with contract services over the last twelve months. Also contributing to the decrease was the prior-year benefit of $7.7 million related to the resolution of a contract restructuring.

Operating income increased $3.4 million, or 3.1%, from the prior-year quarter. The increase was primarily due to improved performance in HR BPO, reflecting lower costs associated with staffing leverage and infrastructure cost management. Consulting revenue growth coupled with compensation and cost management efforts also contributed to the improved operating income. While the impacts of foreign currency translation related to the strengthening U.S. dollar affected our revenues and expenses during the quarter, the impact to operating income was minimal principally due to our hedging program (refer to Note 16 of the Consolidated Financial Statements for more information on derivative instruments) and the global nature of our cost structure. Consolidated results of operation are discussed in greater detail in the following section.

We continue to maintain a strong balance sheet with significant liquidity even as the broader economy continues to endure the effects of the credit crisis and equity market volatility. Cash and cash equivalents were $431.1 million at December 31, 2008 and included the highest rated money market funds and similar investments. We continuously monitor the investment ratings of our counterparties. At December 31, 2008, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of December 31, 2008 was approximately $228.6 million.

During the three months ended December 31, 2008, we repurchased approximately 0.4 million of our outstanding shares at an average price of $26.81, for a total of approximately $10.9 million. At December 31, 2008, we had approximately $289.1 million remaining under our current $300 million share repurchase authorization.

During the quarter, we also redeemed the $110 million principal amount of 2.50% Convertible Senior Notes due October 1, 2010.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended December 31, 2008 and 2007

Unaudited

	Three Months Ended December 31,			% of Net Revenues
($ in thousands)	2008	2007	% Change	2008	2007
Revenues:
Net revenues (1)	$770,763	$793,843	(2.9)%
Reimbursements	23,209	25,149	(7.7)%

Total revenues	793,972	818,992	(3.1)%

Operating expenses:
Compensation and related expenses	480,908	494,125	(2.7)%	62.4	62.2
Asset impairment	2,615	225	n/m	0.3	—
Reimbursable expenses	23,209	25,149	(7.7)%	3.0	3.2
Other operating expenses (1)	134,008	140,530	(4.6)%	17.4	17.7
Selling, general and administrative expenses	40,875	50,030	(18.3)%	5.3	6.3

Total operating expenses	681,615	710,059	(4.0)%	88.4	89.4

Operating income	112,357	108,933	3.1%	14.6	13.7

Other income (expense), net:
Interest expense	(10,685)	(3,744)	185.4%	(1.4)	(0.5)
Interest income	4,301	8,598	(50.0)%	0.5	1.1
Other income (expense), net	1,281	(384)	n/m	0.2	—

Total other income (expense), net	(5,103)	4,470	n/m	(0.7)	0.6

Income before income taxes	107,254	113,403	(5.4)%	13.9	14.3
Provision for income taxes	42,488	49,456	(14.1)%	5.5	6.2

Net income	$64,766	$63,947	1.3%	8.4%	8.1%

(1)	Net revenues include $10,296 and $13,180 of third party supplier revenues for the three months ended December 31, 2008 and 2007, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues, excluding third party supplier revenues, and adjusting for the unfavorable effect of foreign currency translation of $35.8 million and the net favorable impact of acquisitions/divestiture of $4.1 million, increased 1.5% as compared to the prior-year period and was driven by growth in Consulting, offset by decreases in Benefits Outsourcing and HR BPO. Consulting revenue growth over the prior-year period, adjusting for the unfavorable effect of foreign currency translation of $24.8 million and the impact of acquisitions of $5.7 million, resulted principally from increased demand for Retirement and Financial Management services in addition to growth in Health Management services, offset by a decrease in Talent and Organizational Consulting services. The decrease in Benefits Outsourcing revenue, adjusting for the unfavorable effect of foreign currency translation of $4.4 million and the impact of acquisitions of $5.6 million, was due to current period adjustments related to client service issues in prior years, the prior-year benefit of $4.6 million related to the resolution of a contract restructuring, and a decrease in project work. This was partially offset by the impact of net new clients going live with contract services over the last twelve months. Excluding third party supplier revenues, and adjusting for the unfavorable effect of foreign currency translation of $6.6 million and $7.2 million of revenues generated in the prior-year period by Cyborg, which was divested in January 2008, HR BPO reported a decrease in revenue. That decrease was primarily due to planned service reductions to certain current and former clients, offset by growth in revenue from existing clients, including an increase in project work and transactional volumes and an increase in the number of clients going live with contract services over the last twelve months. Also contributing to the decrease was the prior-year benefit of $7.7 million related to the resolution of a contract restructuring.

Compensation and Related Expenses

Compensation and related expenses decreased 2.7%, or $13.2 million. The decrease is mostly due to the favorable expense impacts of foreign currency translation related to global operations, lower salary costs associated with global sourcing and other cost management efforts, including prior severance actions. This was partially offset by higher compensation expense related to the investment in several large and complex clients, an increase in consulting delivery capacity and higher performance-based compensation.

Asset Impairment

The current year impairment charge of $2.6 million resulted from the write-off of deferred set-up costs associated with certain client contracts, in addition to the impairment of customer relationship intangible assets. The prior year impairment charge of $0.2 million resulted from the write-off of deferred set-up costs associated with a client contract.

Other Operating Expenses

The decrease in other operating expenses of $6.5 million was primarily due to the favorable expense impacts of foreign currency translation related to global operations and lower infrastructure costs, including a decrease in rental expense resulting from prior-year real estate exit charges. A reduction in third party supplier costs of $3.0 million was offset by increases in capitalized software amortization and technology expenses.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expense decreased $9.2 million, or 18.3%. The prior-year quarter included charges related to ongoing disputes and settlements with various clients of approximately $7.2 million. Also contributing to the decrease were the favorable impacts of foreign currency translation related to global operations and lower costs in the current quarter related to discretionary cost management, partially offset by higher allowance for doubtful accounts.

Total Other Income (Expense), Net

Total other income (expense), net decreased by $9.6 million in the period driven by higher interest expense of $6.9 million, resulting from higher average debt balances as compared to the prior-year period. Lower interest income of $4.3 million, primarily due to lower average interest rates as compared to the prior-year period, also contributed to the decrease. This was partially offset by higher other income (expense), net of $1.7 million mostly resulting from higher gains on foreign currency transactions. Included in other income (expense), net during the current quarter is a net unfavorable adjustment relating to the fair value of our auction rate securities and related put option.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 39.6% and 43.6% for the three months ended December 31, 2008 and 2007, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The lower effective tax rate in the current period compared to the comparable prior-year period is due to lower non-deductible share-based compensation, the mix of income across various jurisdictions and the effect of nonrecurring discrete items (including adjustments related to the adoption of FIN 48) in the current period which decreased the current period effective rate.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended December 31, 2008 and 2007

Unaudited

	Three Months Ended December 31,
($ in thousands)	2008	2007	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$391,574	$403,338	(2.9)%
Segment income	102,456	120,180	(14.7)%
Segment income as a percentage of segment revenues	26.2%	29.8%

HR BPO
Segment revenues before reimbursements (1)	$130,691	$148,271	(11.9)%
Segment loss	(5,153)	(27,265)	(81.1)%
Segment loss as a percentage of segment revenues	(3.9)%	(18.4)%

Consulting
Segment revenues before reimbursements	$259,160	$254,374	1.9%
Segment income	37,483	36,436	2.9%
Segment income as a percentage of segment revenues	14.5%	14.3%

Total Company
Segment revenues before reimbursements (1)	$781,425	$805,983	(3.0)%
Intersegment revenues	(10,662)	(12,140)	(12.2)%

Revenues before reimbursements (net revenues)	770,763	793,843	(2.9)%
Reimbursements	23,209	25,149	(7.7)%

Total revenues	$793,972	$818,992	(3.1)%

Segment income	$134,786	$129,351	4.2%
Unallocated shared service costs	22,429	20,418	9.8%

Operating income	$112,357	$108,933	3.1%

(1)	HR BPO net revenues include $10,296 and $13,180 of third party supplier revenues for the three months ended December 31, 2008 and 2007, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing revenue, adjusting for the unfavorable effect of foreign currency translation of $4.4 million and the impact of acquisitions of $5.6 million, decreased 3.2%. The decrease was due to current period adjustments related to client service issues in prior years, the prior-year benefit of $4.6 million related to the resolution of a contract restructuring, and a decrease in project work. This was partially offset by the impact of net new clients going live with contract services over the last twelve months.

Benefits Outsourcing operating income decreased 14.7% compared to the prior year. The decrease was due to lower revenue and higher compensation expense related to the investment in several large and complex clients, partially offset by cost savings related to infrastructure cost management efforts.

HR BPO

HR BPO revenue, excluding third party supplier revenues, and adjusting for the unfavorable effect of foreign currency translation of $6.6 million and the impact of $7.2 million of revenues generated in the prior-year period by Cyborg which was divested in 2008, decreased 0.8%. The HR BPO revenue decrease was primarily due to planned service reductions to certain current and former clients. This was offset by growth in revenue from existing clients, including an increase in project work and transactional volumes, and an increase in the number of clients going live with contract services over the last twelve months. Also contributing to the decrease was the prior-year benefit of $7.7 million related to the resolution of a contract restructuring.

HR BPO operating loss decreased 81.1% compared to the prior-year period. The segment loss improved principally due to lower costs associated with staffing leverage and infrastructure cost management efforts. The prior-year period also included charges of approximately $6 million related to ongoing disputes and settlements with various clients.

Consulting

Consulting net revenues, adjusting for the unfavorable effect of foreign currency translation of $24.8 million and the impact of acquisitions of $5.7 million, increased 9.4%. The revenue growth resulted principally from increased demand for Retirement and Financial Management services in Europe and the U.S. in addition to growth in Health Management services in the U.S., both reflecting demand related to economic volatility. This was offset by a decrease in revenue related to Talent and Organizational Consulting services, reflecting declines in Europe and the U.S., partially offset by growth in the Asia-Pacific region.

Segment income increased 2.9% compared to the prior-year period. The increase in segment income was due to revenue growth, partially offset by higher SG&A expenses. Compensation leverage and discretionary expense management also contributed to the increase in segment income.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated costs increased $2.0 million, or 9.8%. The increase was primarily related to the timing of adjustments to incentive compensation in the prior-year period and share-based compensation in the current period.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (Hewitt’s fiscal year 2009). The Company adopted SFAS No. 159 as of October 1, 2008 and has elected to apply the fair value option to a put option relating to its auction rate securities (refer to Note 4 for more information on auction rate securities). The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements. See Note 8 of the Consolidated Financial Statements for additional information on fair value measurements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (Hewitt’s fiscal year 2009) and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements. See Note 8 of the Consolidated Financial Statements for additional information on fair value measurements.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to debt and equity capital markets.

Summary of Cash Flows	Three Months Ended December 31,
(in thousands)	2008	2007
Cash provided by operating activities	$64,441	$13,567
Cash (used in) provided by investing activities	(32,433)	110,222
Cash used in financing activities	(126,295)	(157,923)
Effect of exchange rates on cash	(16,108)	1,301

Net decrease in cash and cash equivalents	(110,395)	(32,833)
Cash and cash equivalents at beginning of period	541,494	378,743

Cash and cash equivalents at end of period	$431,099	$345,910

The Company believes it will be able to meet its cash requirements for operations, anticipated growth and capital expansion. Cash and cash equivalents were $431.1 million and $541.5 million as of December 31, 2008 and September 30, 2008, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

The increase in cash provided by operating activities was primarily due to an increase in cash collected on accounts receivable and lower tax related payments. These factors were offset by a decrease in proceeds from contracts where revenue is deferred until future periods and higher incentive compensation paid in the current year for fiscal 2008 performance.

The Company used more cash in the current year in investing activities primarily due to an increase in capital expenditures and additions to capitalized software. The Company generated more cash in the prior-year from investing activities due to higher net proceeds from the sale of investments.

The decrease in cash used in financing activities was primarily due to lower use of cash to repurchase Hewitt’s common stock, offset by the repayment of the Company’s $110 million convertible debt. The Company repurchased approximately 0.4 million of its outstanding shares at an average price of $26.81, for a total of approximately $10.9 million during the quarter. Lower proceeds from the exercise of stock options in the current year also provided less cash.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the foreseeable future.

At December 31, 2008, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of December 31, 2008 was approximately $228.6 million.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three months ended December 31, 2008.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason. Such important factors include:

•	The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively, our revenues and profit margins may be adversely affected.

•	A significant or prolonged economic downturn could have a material adverse effect on our revenues, financial condition and results of operation.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In December 2007, we initiated a foreign currency risk management program involving the uses of financial derivatives and, in August 2008, we initiated a debt risk management program involving interest rate swaps. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2008, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

Foreign exchange risk

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge approximately 75% of future exposures. As of December 31, 2008, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 73% of forecasted transactions of approximately $111 million. A 10% change in the exchange rate on the related exposure would result in an increase or decrease of related expenses of approximately $11 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $8 million on settlement of the derivative instruments.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term and long-term investments and variable interest rate debt.

On August 8, 2008, the Company entered into a long term loan agreement that provides for a senior unsecured term loan in the amount of $270 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR which will change depending on the Company’s leverage ratio. The Term Loan matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long term variable rate debt. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. The Company swapped $170 million of the Term Loan for the first three years and $85 million of the Term Loan for the fourth year. Only the variable LIBOR component of the Term Loan debt was swapped to fixed rate. As of December 31, 2008, these hedges are still in place. A one percentage point change in LIBOR would increase or decrease our interest expense related to the Term Loan, by approximately $2.7 million over a full year. Consistent with the use of the derivatives to offset the effect of interest rate fluctuations, such increases or decreases in interest rate expenses would be offset by corresponding gains or losses, respectively of approximately $1.7 million on settlement of the derivative instruments.

For further information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended September 30, 2008.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2008, the Company recorded net charges of approximately $0.4 million related to ongoing disputes and settlements.

The Company is involved in a dispute with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. The suit claims damages of up to £103 million ($149 million at December 31, 2008). The Company believes that it has valid defenses to Philips’ assertions and intends to defend vigorously any claim. Certain of the

Company’s professional liability insurers have denied coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue. The Company has reserved $5 million related to the dispute, net of expected insurance recoveries.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – 31, 2008 (1)
Class A	2,283	$34.78	—	$—
November 1 – 30, 2008 (1)
Class A	176,633	$26.59	151,800	$295,955,029
December 1 – 31, 2008 (1)
Class A	261,268	$26.94	254,805	$289,099,776

Total Shares Purchased:
Class A	440,184	$26.84	406,605	$289,099,776

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for October 1, 2008 through December 31, 2008 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the first quarter of fiscal year 2009, the Board of Directors authorized the Company to repurchase up to $300 million of its outstanding common shares through November 12, 2010.

Item 6.	Exhibits

a. Exhibits.

10.1	Third Amendment to Note Purchase Agreement, dated March 15, 2000, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranche 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E dated November 21, 2008 (filed herewith).

10.2	Form of Fiscal Year 2009 Performance Share Program Award Agreement (filed herewith).

10.3	Form of Fiscal Year 2009 Stock Option Program Award Agreement (filed herewith).

10.4	Form of Fiscal Year 2009 Director Equity Deferral Agreement (filed herewith).

10.5	Form of Fiscal Year 2009 Director Retainer Deferral Agreement (filed herewith).

10.6	Amendment to the Letter Agreement dated August 8, 2006, between Russell P. Fradin and Hewitt Associates, Inc. (filed herewith).

10.7	Amended and Restated Change-in-Control Executive Severance Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: February 9, 2009	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)