Form 10-Q
period 2009-03-31
HEWITT ASSOCIATES INC
filed 2009-05-05
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at March 31, 2009
Class A Common Stock - $0.01 par value	93,762,124

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$451,148	$541,494
Client receivables and unbilled work in process, less allowances of $18,741 and $18,029 at March 31, 2009 and September 30, 2008, respectively	537,104	655,543
Prepaid expenses and other current assets	126,384	129,529
Funds held for clients	97,626	116,488
Short-term deferred contract costs, net	84,395	83,444
Deferred income taxes, net	24,643	34,104

Total current assets	1,321,300	1,560,602

Non-Current Assets:
Deferred contract costs, less current portion	257,446	287,060
Property and equipment, net	374,469	385,885
Other intangible assets, net	162,974	206,822
Goodwill	325,330	364,141
Long-term investments	112,391	124,530
Other non-current assets, net	66,973	63,762

Total non-current assets	1,299,583	1,432,200

Total Assets	$2,620,883	$2,992,802

LIABILITIES
Current Liabilities:
Accounts payable	$19,039	$15,880
Accrued expenses	185,067	239,521
Funds held for clients	97,626	116,488
Advanced billings to clients	154,948	158,238
Accrued compensation and benefits	262,248	403,611
Short-term deferred contract revenues, net	56,644	52,733
Short-term debt	—	17,602
Current portion of long-term debt and capital lease obligations	21,521	133,002

Total current liabilities	797,093	1,137,075

Non-Current Liabilities:
Deferred contract revenues, less current portion	190,588	237,648
Debt and capital lease obligations, less current portion	630,700	650,182
Other non-current liabilities	231,263	240,637
Deferred income taxes, net	62,996	77,058

Total non-current liabilities	1,115,547	1,205,525

Total Liabilities	$1,912,640	$2,342,600

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	March 31, 2009	September 30, 2008
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 130,752,613 and 130,390,880 shares issued, 93,762,124 and 94,227,120 shares outstanding, as of March 31, 2009 and September 30, 2008, respectively	$1,308	$1,304
Additional paid-in capital	1,614,509	1,579,077
Cost of common stock in treasury, 36,990,489 and 36,163,760 shares of Class A common stock as of March 31, 2009 and September 30, 2008, respectively	(1,205,696)	(1,183,427)
Retained earnings	338,863	206,558
Accumulated other comprehensive (loss) income, net	(40,741)	46,690

Total stockholders’ equity	708,243	650,202

Total Liabilities and Stockholders’ Equity	$2,620,883	$2,992,802

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Revenues before reimbursements (net revenues)	$746,252	$773,099	$1,517,016	$1,566,942
Reimbursements	15,580	16,449	38,789	41,598

Total revenues	761,832	789,548	1,555,805	1,608,540

Operating expenses:
Compensation and related expenses	470,852	522,026	951,759	1,016,152
Asset impairment	786	2,070	3,401	2,296
Reimbursable expenses	15,580	16,449	38,789	41,598
Other operating expenses	141,301	157,639	275,309	298,170
Selling, general and administrative expenses	35,786	58,571	76,663	108,598
Gain on sale of businesses	(9,379)	(35,667)	(9,379)	(35,667)

Total operating expenses	654,926	721,088	1,336,542	1,431,147

Operating income	106,906	68,460	219,263	177,393

Other income (expense), net:
Interest expense	(9,854)	(4,241)	(20,539)	(7,985)
Interest income	1,565	4,892	5,865	13,490
Other income, net	1,537	620	2,819	236

Total other income (expense), net	(6,752)	1,271	(11,855)	5,741

Income before income taxes	100,154	69,731	207,408	183,134

Provision for income taxes	32,615	25,238	75,103	74,694

Net income	$67,539	$44,493	$132,305	$108,440

Earnings per share:
Basic	$0.72	$0.45	$1.41	$1.07
Diluted	$0.71	$0.43	$1.39	$1.03

Weighted average shares:
Basic	93,674,297	98,662,326	93,804,695	101,736,572
Diluted	95,581,956	103,662,906	95,512,923	106,666,140

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$132,305	$108,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	77,914	85,159
Gain on sale of businesses	(9,379)	(35,667)
Asset impairment	3,401	2,296
Fair value adjustment related to financial assets	1,788	—
Share-based compensation	26,926	22,409
Deferred income taxes	27,526	(5,455)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	67,482	(18,339)
Prepaid expenses and other current assets	(7,466)	(1,589)
Deferred contract costs	(47,147)	(52,861)
Other assets	(4,609)	(36,946)
Accounts payable	4,620	10,979
Accrued compensation and benefits	(124,885)	(111,170)
Accrued expenses	(46,783)	(51,783)
Advanced billings to clients	7,500	17,392
Deferred contract revenues	14,977	65,534
Other long-term liabilities	3,258	38,948

Net cash provided by operating activities	127,428	37,347
Cash flows from investing activities:
Purchases of investments	—	(426,675)
Proceeds from sales of investments	4,025	504,000
Additions to property and equipment	(62,604)	(56,657)
Cash paid for acquisitions and transaction costs	—	(40,431)
Cash received for sale of businesses	1,105	42,420

Net cash (used in) provided by investing activities	(57,474)	22,657

Cash flows from financing activities:
Proceeds from the exercise of stock options	6,343	23,068
Excess tax benefits from the exercise of share-based awards	2,345	2,482
Proceeds from short-term borrowings	18,119	121,583
Proceeds from long-term borrowings	—	39,751
Repayments of short-term borrowings, capital leases and long-term debt	(146,369)	(37,868)
Purchase of Class A common shares for treasury	(22,269)	(399,028)

Net cash used in financing activities	(141,831)	(250,012)

Effect of exchange rate changes on cash and cash equivalents	(18,469)	891

Net decrease in cash and cash equivalents	(90,346)	(189,117)

Cash and cash equivalents, beginning of period	541,494	378,743

Cash and cash equivalents, end of period	$451,148	$189,626

Supplementary disclosure of cash paid during the period:
Interest paid	$23,001	$7,076
Income taxes paid	$48,094	$73,724

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except for share and per share amounts)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources benefits, outsourcing and consulting services. Benefits Outsourcing includes administrative services for health and welfare, defined contribution and defined benefit plans. Human Resource Business Process Outsourcing (HR BPO) includes workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, time and attendance, procurement expertise and vendor management. Hewitt’s Consulting business provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2009, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements – Fair Value

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) intended to provide additional application guidance regarding fair value measurements and impairments of securities: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), (ii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and (iii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). These FSPs are all effective for interim and annual reporting periods ending after June 15, 2009 (Hewitt’s third quarter of fiscal 2009), with early adoption permitted for periods ending after March 15, 2009 (Hewitt’s second quarter of fiscal 2009).

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting¸ to require disclosures about fair value at interim periods.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Under this FSP, if an impairment exists and the entity intends to sell the security or it is more likely than not that an entity will sell the debt or equity security before recovery, the impairment is considered other-than-temporary and the entire amount of the impairment shall be recognized in earnings. Additionally, if an impairment of a debt security exists and it is more likely than not that an entity will not sell the debt security before recovery of its cost basis, but it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the security, the impairment is considered other-than-temporary. The amount of the impairment related to credit losses shall be recognized in earnings and the amount of the impairment related to other factors shall be recognized in other comprehensive income.

The Company has not early adopted the provisions of the above three FSPs and is currently evaluating the potential impact, if any, of the above three FSPs on its consolidated financial statements. The application of the provisions of these FSPs is not expected to have a material effect on the consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (Hewitt’s fiscal year 2009) and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.

See Note 8 for additional information on fair value measurements.

New Accounting Pronouncements – Other

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 161 during the second quarter and has included the required disclosures in Note 16.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. SFAS No. 141(R) also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under SFAS No. 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This Statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008 (Hewitt’s fiscal year 2010); however, the guidance in this Standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to October 1, 2009. The Company will adopt SFAS No. 141(R) for any business combinations occurring on or subsequent to October 1, 2009.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the six months ended March 31, 2009:

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2008	$88,005	$276,136	$364,141
Additions	—	635	635
Adjustments and reclassifications	12,530	522	13,052
Effect of changes in foreign exchange rates	(590)	(51,908)	(52,498)

Balance at March 31, 2009	$99,945	$225,385	$325,330

The additions to goodwill in Consulting relate to accounting for the additional purchase price of a fiscal 2006 acquisition in accordance with SFAS No. 141. The purchase price was subject to certain contingent payments, held as restricted cash, if the acquired entity achieved specific operating targets. The restricted cash was paid out under the terms of an escrow agreement on October 30, 2008. The adjustments and reclassifications to goodwill pertain to adjustments to the opening balance sheets related to the fiscal 2008 acquisitions of a Talent and Organizational Consulting business and a leaves management business recorded in the Consulting and Benefits Outsourcing segments, respectively. The Company finalized the opening balance sheet related to the fiscal 2008 acquisition of a Talent and Organizational Consulting business during the second quarter. The Company will finalize the opening balance sheets related to the fiscal 2008 acquisitions of a Talent and Organizational Consulting business and a leaves management business during the third and fourth quarters of fiscal 2009, respectively.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at March 31, 2009 and September 30, 2008:

	March 31, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$4,949	$2,874	$2,075	$16,380	$13,726	$2,654
Core technology	48,476	18,715	29,761	32,999	15,865	17,134
Customer relationships	217,396	86,258	131,138	274,575	87,541	187,034

Total	$270,821	$107,847	$162,974	$323,954	$117,132	$206,822

The decrease in the gross carrying amounts of trademarks and tradenames and customer relationships is mostly due to the impact of foreign currency translation adjustments. Additionally, a fully amortized tradename was removed from both the gross carrying and accumulated amortization amounts during the quarter. The increase in the gross carrying amount of core technology is mostly due to adjustments to the opening balance sheet related to the fiscal 2008 acquisition of a leaves management business recorded in the Benefits Outsourcing segment.

Amortization expense related to intangible assets with definite useful lives for the three and six months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Trademarks and tradenames	$351	$38	$733	$75
Core technology	924	1,286	1,378	2,139
Customer relationships	3,276	7,281	7,502	14,197

Total	$4,551	$8,605	$9,613	$16,411

4. Investments

At March 31, 2009, the Company’s long-term investments were comprised of $112,391 in auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS and there have been no successful auctions to date. During the last three quarters of fiscal 2008 and first two quarters of fiscal 2009, all of the Company’s outstanding ARS were subject to failed auctions. In the third quarter and fourth quarter of fiscal 2008, $6,500 and $1,450, respectively, of the Company’s ARS issues were called by the issuers at par. During the first and second quarters of fiscal 2009, $2,525 and $1,500, respectively, of the Company’s ARS issues were called by the issuers at par.

In October 2008, the Company received an offer from UBS AG (“UBS”), one of its investment brokers, to sell at par value auction rate securities originally purchased from UBS at any time during a two-year period beginning June 30, 2010. The Company has accepted this non-transferable offer. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it no longer has the intent to hold the related UBS-brokered ARS until they fully recover in value and has the intent to sell these ARS under the terms of the UBS offer. Therefore, the decline of $2,349 in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income is now considered other-than-temporary and has been included in earnings as a realized loss, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company also changed the classification of the UBS-brokered ARS from available-for-sale securities to trading securities and has recorded a total unrealized loss of $5,966 during the six months ended March 31, 2009 on the UBS-brokered ARS in earnings after the change in classification. These changes resulted in a total expense of $8,315 during the six months ended March 31, 2009 which is included within other income (expense), net, in the accompanying consolidated statements of operations.

The Company has elected the fair value measurement option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, for the put option. See Note 8 for additional information on fair value measurements. The Company has recognized the initial fair value of the put option of $12,692 as an asset within other assets in the accompanying consolidated balance sheets and recorded the resulting gain within other income (expense), net, in the accompanying statements of operations. The unrealized loss from the subsequent decrease in fair value of the put option of $6,165 during the three months ended March 31, 2009 is included within other income (expense), net, in the accompanying statements of operations. The total impact of the put option and losses related to the reclassification and changes in the fair value of the UBS-brokered ARS was a loss of $1,788 during the six months ended March 31, 2009, included within other income (expense), net, in the accompanying consolidated statements of operations.

At March 31, 2009, the Company’s ARS portfolio with a par value of $127,425 had a fair value of $112,391, and the related put option had a fair value of $6,527. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at March 31, 2009. Refer to Note 8 for additional information on the fair value of auction rate securities and related put option.

Below is a reconciliation of the par value and estimated fair market value of the Company’s auction rate securities for the six months ended March 31, 2009:

	Trading		Available-For-Sale
	UBS-Brokered ARS		Non-UBS-Brokered ARS		Total ARS
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Balance at October 1, 2008	$—	$—	$131,450	$124,530	$131,450	$124,530
Transfer of UBS-brokered ARS securities from available-for- sale to trading	68,800	66,451	(68,800)	(66,451)	—	—
Sold during the period	(1,175)	(1,175)	(1,350)	(1,350)	(2,525)	(2,525)
Change in unrealized loss included in other comprehensive income	—	2,349	—	(9,326)	—	(6,977)
Losses included in earnings (1) (2)	—	(13,581)	—	—	—	(13,581)

Balance at December 31, 2008	$67,625	$54,044	$61,300	$47,403	$128,925	$101,447

Sold during the period	(100)	(100)	(1,400)	(1,400)	(1,500)	(1,500)
Change in unrealized loss included in other comprehensive income	—	—	—	7,178	—	7,178
Gains included in earnings (1)	—	5,266	—	—	—	5,266

Balance at March 31, 2009	$67,525	$59,210	$59,900	$53,181	$127,425	$112,391

(1)	Gains (losses) are recorded in other income (expense), net within the consolidated statements of operations.
(2)	Includes realized loss of $2,349 transferred to earnings from other comprehensive income.

As of March 31, 2009, approximately 97% of the Company’s ARS portfolio was comprised of federally insured student loan backed securities and 82% of the Company’s ARS portfolio was comprised of Aaa/AAA/AAA rated investments by Moody’s, S&P and Fitch, respectively.

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

Based on the contractual maturities of the available-for-sale auction rate securities as of March 31, 2009 and September 30, 2008, respectively, the par value and estimated fair market value of the securities were as follows:

	March 31, 2009		September 30, 2008
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Long-term investments:
Due in less than one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	5,000	5,000
Due after ten years	59,900	53,181	126,450	119,530

Total	$59,900	$53,181	$131,450	$124,530

Additionally, the Company’s trading auction rate securities with a par value of $67,525 and an estimated fair market value of $59,210 are expected to be redeemed concurrent with the UBS offer as discussed above.

5. Severance Accrual

As of March 31, 2009, the Company has estimated its severance obligations to be $15,338 in accordance with Statement of Financial Accounting Standards No. 112 (as Amended), Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43. The Company’s severance policy provides that the affected employees are entitled to receive an amount of severance pay that is based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the United States, the amount of severance is based upon the requirements of local regulations. The Company’s severance policy provides, in most cases, for salary continuation payments rather than lump sum termination payments. The Company recorded adjustments of $3,466 during the six months ended March 31, 2009 primarily relating to the impacts of foreign currency translation adjustments, the refinement of estimates and redeployment of associates to other positions. The Company recorded adjustments of $3,228 during the six months ended March 31, 2008 primarily relating to higher than expected attrition.

The following table summarizes the activity in the severance accrual for the six months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Balance at beginning of period	$27,859	$10,661
Additions	6,014	5,146
Payments	(15,069)	(6,187)
Adjustments	(3,466)	(3,228)

Balance at end of period	$15,338	$6,392

The additions and adjustments were recorded in compensation and related expenses within the consolidated statements of operations. The Company anticipates that the majority of the remaining accrual will be paid out by the end of fiscal 2009, with the balance paid out by the end of fiscal 2010 based on the last date of potential salary continuation.

6. Restructuring Activities

In conjunction with an ongoing review of the Company’s leased real estate portfolio, during the third quarter of fiscal 2007, the Company announced its intention to consolidate facilities, and in some cases, exit certain properties. During the fourth quarter of fiscal 2007 and throughout fiscal 2008, the Company recorded expense of $58,465 related to the exit and consolidation of certain facilities in both the U.S. and international locations. The charges consisted of $65,503 for recognition of the fair value of lease vacancy obligations and lease termination charges and the reversal of $364 of prepaid rent. This was offset by the reversal of accrued rent of $7,402.

The net costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $27,956, $15,422 and $5,537, respectively; $9,550 was recorded to shared services and was not allocated to the segments.

During the second quarter of fiscal 2009, the Company updated estimated sublease rental assumptions initially used to determine the fair value of the liabilities incurred to exit certain facilities, as discussed above, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These assumptions were updated to reflect current market conditions relating to the commercial real estate rental market in the U.S. As a result, the Company recorded adjustments to the restructuring reserve of $6,280. These additional costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing and HR BPO segments in the amounts of $1,747 and $3,005, respectively; $1,528 was recorded to shared services and was not allocated to the segments.

Additionally, during the second quarter of fiscal 2009, the Company recorded expense of $397 related to the exit and consolidation of a certain facility in the U.S. The charges consisted of $469 for recognition of the fair values of lease vacancy obligations offset by the reversal of accrued rent of $72. The net costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Consulting segment.

The following table summarizes the activity in the restructuring reserves for the six months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Balance at beginning of period	$51,203	$20,887
Additions	469	5,570
Payments, net	(6,825)	(9,122)
Adjustments	4,448	2,085

Balance at end of period	$49,295	$19,420

The Company recorded adjustments of $4,448 during the six months ended March 31, 2009 primarily relating to revision of sublease rental assumptions discussed above. Also included in adjustments are the accretion of fair values and the effect of foreign currency translation.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018, based on the longest term remaining on the Company’s leased real estate.

In connection with the fiscal 2008 acquisition of a Talent and Organizational Consulting business in the United Kingdom, the Company formulated facility exit strategies. The Company finalized the opening balance sheet related to this acquisition during the second quarter of fiscal 2009 and determined its liability for costs required to exit the property acquired in this acquisition was £1,519 ($2,174 at March 31, 2009) and recognized this amount as an adjustment to goodwill as part of purchase accounting. The incremental amount of £617 ($882 at March 31, 2009) recorded to goodwill during the six months ended March 31, 2009 related to revised sublease assumptions. The accrued obligation was $1,508 as of March 31, 2009 and reflects the adjustment mentioned above, payments made to date and the impacts of foreign currency translation, as compared to $1,622 as of September 30, 2008. Lease termination costs are expected to be paid by March 2012.

In connection with the fiscal 2008 acquisition of a Benefits Outsourcing business, the Company formulated facility exit strategies. The Company recorded $1,070 of estimated liabilities for costs required to exit the property acquired in this acquisition which was recorded to goodwill as part of the preliminary purchase accounting. The Company expects to finalize the opening balance sheet related to this acquisition by the end of the fourth quarter of fiscal 2009. The accrued obligation was $1,070 as of March 31, 2009. Lease termination costs are expected to be paid by July 2011, which represents the date of early termination under the lease provisions.

7. Debt

The Company did not have any short-term debt outstanding as of March 31, 2009. In March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business, which included an unsecured line of credit relating to the operations of this business. Refer to Note 17 for additional information on divestitures. Short-term debt outstanding as of September 30, 2008 was $17,602 and consisted of borrowings on unsecured lines of credit relating to the HR BPO mobility services business.

Long-term debt at March 31, 2009 and September 30, 2008, consisted of the following:

	March 31, 2009	September 30, 2008
Term loan credit facility	$27,191	$38,449
Unsecured senior term loan	270,000	270,000
Capital lease obligations	78,964	81,649
Unsecured convertible senior term notes	—	110,000
Unsecured senior term notes	276,000	283,000
Other foreign debt	66	86

	652,221	783,184
Current portion of long-term debt and capital lease obligations	21,521	133,002

Debt and capital lease obligations, less current portion	$630,700	$650,182

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents, investments and derivatives) measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$451,148	$—	$—	$451,148
Auction-rate securities (1)	—	—	118,918	118,918
Derivative assets	—	374	—	374

Total assets	$451,148	$374	$118,918	$570,440

Liabilities:
Derivative liabilities	$—	$18,659	$—	$18,659

Total liabilities	$—	$18,659	$—	$18,659

Amounts included in:
Cash and cash equivalents	$451,148	$—	$—	$451,148
Prepaid expenses and other current assets	—	374	—	374
Long-term investments	—	—	112,391	112,391
Other non-current assets, net (1)	—	—	6,527	6,527
Accrued expenses	—	(18,659)	—	(18,659)

Total	$451,148	$(18,285)	$118,918	$551,781

(1)	Includes put option elected for the fair value measurement option under SFAS No. 159 and classified as Level 3.

Level 3 assets consist of available-for-sale and trading auction rate securities classified as long-term investments and a related put option as of March 31, 2009. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at March 31, 2009.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of March 31, 2009, and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS and exercise date of the put option. These assumptions will be subject to change as the underlying data changes and market conditions evolve.

No significant changes in the valuation techniques were made during the period. The assumed interest income yields for the Company’s ARS used in the discounted cash flow model were based on the yields provided for in the prospectus of each of the Company’s ARS issues as of March 31, 2009. The assumed discount rate used in the discounted cash flow model was based on the implied spreads on recent student loan issues, which reflect the illiquidity in the ARS market. The assumed discount period used in the discounted cash flow model was determined by the Company by assigning a set of probabilities based on how the Company views its ARS to be liquidated, and included the current pace of redemptions at par and the average terms that students take to pay back related student loans. Based on the valuation, the Company determined that the fair value of its available-for-sale ARS was $53,181 and recorded a cumulative unrealized loss of $6,719 ($4,149 net of tax) within accumulated other comprehensive income, a component of stockholders’ equity, as the unrealized loss is considered to be temporary. Additionally, the Company determined that the fair value of its trading ARS was $59,210 and recorded a total loss of $8,315 ($5,135 net of tax) within other income (expense), net in the accompanying consolidated statements of operations, for the realized and unrealized holding losses, as discussed in Note 4. This loss was largely offset by a gain of $6,527 ($4,031 net of tax) within other income (expense), net in the accompanying consolidated statements of operations, to recognize the fair value of the related put option.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings and put option by approximately $4,846. A one percentage point change on the discount rate used for valuing the ARS holdings and put option would impact the fair value of the ARS holdings and put option by approximately $4,371.

Refer to Note 4 for additional information on auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put option	Total
Balance at October 1, 2008	$124,530	$—	$124,530
Change in unrealized loss included in other comprehensive income	(6,977)	—	(6,977)
(Losses) gains included in earnings (1) (2)	(13,581)	12,692	(889)
Sold during the period	(2,525)	—	(2,525)

Balance at December 31, 2008	$101,447	$12,692	$114,139

Change in unrealized loss included in other comprehensive income	7,178	—	7,178
Gains (losses) included in earnings (1)	5,266	(6,165)	(899)
Sold during the period	(1,500)	—	(1,500)

Balance at March 31, 2009	$112,391	$6,527	$118,918

(1)	Gains (losses) are recorded in other income (expense), net within the consolidated statements of operations.
(2)	Includes an unrealized loss of $2,349 reclassified to earnings from other comprehensive loss.

9. Share-Based Compensation

The Company recorded pre-tax share-based compensation expense of $14,372 and $13,073 during the three months ended March 31, 2009 and 2008, respectively, and $26,926 and $22,409 during the six months ended March 31, 2009 and 2008, respectively, related to the Company’s non-qualified stock options, restricted stock, restricted stock units and performance share units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. The Plan was amended in January 2008 to increase the number of shares of Class A common stock authorized and reserved for issuance by 7,000,000 shares. As of March 31, 2009, only restricted stock, restricted stock units, performance share units and non-qualified stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of March 31, 2009, there were 5,293,694 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted unit activity during the six months ended March 31, 2009:

	March 31, 2009
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of period	315,921	$26.94	2,263,986	$31.36
Granted	—	$—	2,073,408	$27.19
Vested	(13,975)	$24.41	(90,975)	$32.33
Forfeited	(69,586)	$25.91	(166,123)	$31.19

Shares outstanding at end of period	232,360	$27.39	4,080,296	$29.23

Stock Options

The Committee may grant both incentive stock options and non-qualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The non-qualified stock options generally vest in equal annual installments over a period of four years.

The fair value used to determine compensation expense for the six months ended March 31, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used to determine fair value for options granted during the six months ended March 31, 2009 and 2008:

	2009	2008
Expected volatility	29.30%	26.61%
Risk-free interest rate	2.13%	3.84%
Expected life (in years)	6.17	6.04
Dividend yield	0%	0%

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

The following table summarizes stock option activity during the six months ended March 31, 2009:

	March 31, 2009
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	6,283,927	$25.68
Granted	1,098,790	$26.49
Exercised	(277,530)	$22.85
Forfeited	(76,858)	$31.79
Expired	(50,282)	$28.67

Outstanding at end of period	6,978,047	$25.83

Exercisable options at end of period	4,945,977	$24.58

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

The components of net periodic pension benefit costs for the three and six months ended March 31, 2009 and 2008 include:

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$2,291	$3,324	$4,706	$6,656
Interest cost	2,729	2,796	5,668	5,613
Expected return on plan assets	(2,475)	(3,023)	(4,861)	(6,059)
Unrecognized prior service cost	14	22	30	45
Unrecognized loss (gain)	182	(7)	311	(14)

Net periodic benefit cost	$2,741	$3,112	$5,854	$6,241

During the three and six months ended March 31, 2009, contributions of $5,849 and $18,309, respectively, were made by the Company to the pension plans.

The components of net periodic health benefit costs for the three and six months ended March 31, 2009 and 2008 include:

	Health Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$42	$50	$84	$99
Interest cost	220	214	440	428
Unrecognized prior service cost	—	—	1	1
Unrecognized loss	26	43	52	86

Net periodic benefit cost	$288	$307	$577	$614

11. Income Taxes

The Company’s consolidated effective income tax rate was 32.6% and 36.2% for the three months ended March 31, 2009 and 2008, respectively, and 36.2% and 40.8% for the six months ended March 31, 2009 and 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The Company had a number of discrete events this quarter which reduced the three- and six-month consolidated effective income tax rate, including a tax benefit recorded on the sale of its Latin America HR BPO business.

Effective October 1, 2007, the Company adopted FIN 48 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income taxes in the consolidated statement of operations. The Company included interest and penalties of $469 and $409 for the three months ended March 31, 2009 and 2008, respectively, and $1,015 and $842 for the six months ended March 31, 2009 and 2008, respectively, in the provision for income taxes in the consolidated statement of operations. As of March 31, 2009 and September 30, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $14,979 and $13,857, respectively.

The Company is subject to examination in the U.S. federal tax jurisdiction for the tax years ending September 30, 2007 and September 30, 2008. The U.S. federal tax examination for the tax years ending September 30, 2004 through September 30, 2006 has been completed, but the statutes of limitations for tax years 2004 through 2007 have not yet expired. The Company is also subject to examination in a number of state and foreign jurisdictions for the 2003-2007 tax years, for which no individually material unrecognized tax benefits exist. The Company has also filed an appeal with the IRS for the tax years ended September 30, 2003 and September 30, 2004. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of March 31, 2009 and September 30, 2008, the total amount of unrecognized tax benefits was $76,918 and $77,438. If tax matters for the 2003-2006 years are effectively settled with the IRS within the next 12 months, that settlement could increase earnings by $21,800 to $54,535 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

12. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Treasury stock is not considered outstanding for either basic or diluted EPS as weighted from the date the shares were placed into treasury. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock and restricted stock units, unexercised stock options and warrants that are “in-the-money” and outstanding convertible debt securities which would have a dilutive effect if converted from debt to common stock. Restricted stock awards generally vest 25 percent at each fiscal year end following the grant date and are not considered outstanding in basic earnings per share until the vesting date.

The following table presents computations of basic and diluted EPS in accordance with accounting principles generally accepted in the United States of America:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Earnings per share – basic:
Net income as reported	$67,539	$44,493	$132,305	$108,440
Weighted-average number of shares – basic	93,674,297	98,662,326	93,804,695	101,736,572

Earnings per share – basic	$0.72	$0.45	$1.41	$1.07

Earnings per share – diluted:
Net income as reported	$67,539	$44,493	$132,305	$108,440
Plus: Income impact of assumed conversions:
Interest on convertible debt securities	—	582	—	1,165

Net income for per share calculation	$67,539	$45,075	$132,305	$109,605

Weighted-average number of shares – basic	93,674,297	98,662,326	93,804,695	101,736,572
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock and restricted stock units	881,792	1,279,965	706,107	1,142,046
Unexercised stock options	1,025,867	1,848,833	1,002,121	1,916,257
Convertible debt	—	1,870,748	—	1,870,748
Unexercised warrants	—	1,034	—	517

Weighted-average number of shares – diluted	95,581,956	103,662,906	95,512,923	106,666,140

Earnings per share – diluted	$0.71	$0.43	$1.39	$1.03

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and six months ended March 31, 2008, and the weighted-average convertible shares were included in the computation of diluted earnings per share for the three and six months ended March 31, 2008. Refer to Note 7 for additional information on the Company’s convertible debt. Warrants to sell 200,000 shares of Class A common stock were outstanding in the three and six months ended March 31, 2009 and 2008, but the warrants were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2009 because the effect of including the warrants would have been antidilutive. Of the outstanding stock options as of March 31, 2009 and 2008, 770,976 and zero weighted average shares for each quarter and 790,069 and 98,487 for each six month period, respectively, were not included in the computation of diluted earnings per share because the options were not “in-the-money”.

13. Other Comprehensive Income, Net

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$67,539	$44,493	$132,305	$108,440
Other comprehensive income (loss):
Foreign currency translation adjustments	(25,114)	1,299	(79,765)	1,721
Unrealized gains (losses) on investments	4,432	(2,518)	124	(2,518)
Net unrealized gain (loss) on hedging transactions	305	(489)	(4,879)	(593)
Retirement plans	51	84	(2,911)	116

Total comprehensive income	$47,213	$42,869	$44,874	$107,166

The foreign currency translation adjustments during the six months ended March 31, 2009 primarily relate to the unfavorable changes in the value of the British pound sterling relative to the U.S. dollar.

For the six months ended March 31, 2009, the Company recorded an unrealized gain of $201 ($124 net of tax) relating to its ARS portfolio, net of $2,349 ($1,451 net of tax) reclassified to earnings. Refer to Note 4 for more information on ARS.

In December 2007, the Company initiated a foreign currency risk management program involving the use of forward foreign currency derivatives. In August 2008, the Company entered into interest rate swap derivative instruments to convert variable rate debt issued in August 2008 to fixed rate debt. In March 2009, the Company entered into an interest rate swap to convert the remaining variable rate exposure of the variable rate debt issued in August 2008 into fixed rate debt. Refer to Note 16 for more information on derivative instruments.

14. Commitments and Contingencies

Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing or consulting agreements, professional liability claims, vendors or service providers or employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Insurance and other recoveries of book losses are separately evaluated, and recognized only if such recoveries are also probable and reasonably estimable.

During the six months ended March 31, 2009, the Company recorded net charges of approximately $5.1 million related to ongoing disputes and settlements.

The Company is involved in a dispute with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. The suit claims damages of up to £103 million ($147 million at March 31, 2009). The Company believes that it has valid defenses to Philips’ assertions and intends to defend vigorously any claim. Certain of the Company’s professional liability insurers have denied $20 million of insurance coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue, and believes recovery is probable. The Company has provided $9 million ($4 million during the current period) related to the Philips claim, including a reserve for the Company’s retained insurance risk, and denied insurance coverages, net of expected insurance recoveries, of which $3 million has been incurred to date in litigation expense.

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

In the normal course of business, the Company also enters into contracts in which it makes representations, warranties, guarantees and indemnities that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations, warranties, guarantees and indemnities.

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

The table below summarizes the Company’s reportable segment results.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Benefits Outsourcing
Segment revenues before reimbursements	$392,171	$383,867	$783,745	$787,205
Segment income	97,537	85,608	199,993	205,789

HR BPO
Segment revenues before reimbursements	$119,492	$140,445	$250,183	$288,716
Segment loss	(216)	(18,159)	(5,369)	(45,423)

Consulting
Segment revenues before reimbursements	$243,156	$260,620	$502,316	$514,994
Segment income	32,317	24,731	69,799	61,167

Total Company
Segment revenues before reimbursements	$754,819	$784,932	$1,536,244	$1,590,915
Intersegment revenues	(8,567)	(11,833)	(19,228)	(23,973)

Revenues before reimbursements (net revenues)	746,252	773,099	1,517,016	1,566,942
Reimbursements	15,580	16,449	38,789	41,598

Total revenues	$761,832	$789,548	$1,555,805	$1,608,540

Segment income	$129,638	$92,180	$264,423	$221,533
Charges not recorded at the segment level:
Unallocated shared service costs	22,732	23,720	45,160	44,140

Operating income	$106,906	$68,460	$219,263	$177,393

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

In its hedging programs, the Company uses forward contracts and interest rate swaps. The Company does not use derivatives for trading or speculative purposes. A brief description of the Company’s hedging programs is as follows:

Currency Hedging

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives to hedge up to 75% of the Indian rupee (“INR”) exposure. The Company uses cash flow hedges to hedge forecasted transactions with its India operations. The Company enters into non-deliverable forward exchange contracts as hedges of anticipated cash flows denominated in Indian rupees. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the Indian rupee.

Interest Rate Risk Management

On August 8, 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270,000 (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long term variable rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. The Company swapped $170,000 of the Term Loan for the first three years and $85,000 of the Term Loan for the fourth year. In March 2009, the Company entered into an interest rate swap to convert the remaining $100,000 variable rate exposure into a fixed rate through maturity. Only the variable LIBOR piece of the Term Loan debt was swapped to fixed rate. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates.

The Company accounts for its derivative instruments and hedging activities in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses are recognized in the consolidated statements of operations. At inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At March 31, 2009, all hedges were determined to be highly effective.

The following table summarizes the fair value of derivative instruments and their respective balance sheet locations at March 31, 2009 and September 30, 2008:

	As of March 31, 2009
	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Prepaid expense and other current assets	$374	Accrued expenses	$6,322
Interest rate contracts	n/a	—	Accrued expenses	12,337

Total derivatives designated as hedging instruments under SFAS No. 133		$374		$18,659

Total derivatives		$374		$18,659

	As of September 30, 2008
	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	n/a	$—	Accrued expenses	$9,110
Interest rate contracts	n/a	—	Accrued expenses	1,273

Total derivatives designated as hedging instruments under SFAS No. 133		$—		$10,383

Total derivatives		$—		$10,383

The following tables summarize the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2009 and 2008:

Derivative Instruments in SFAS No. 133 Cash Flow Hedging Relationships:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (effective portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008
Foreign exchange contracts	$(3,328)	$(995)	Compensation and related expenses	$(4,262)	$(193)
Interest rate contracts	(441)	—

Total	$(3,769)	$(995)

The following tables summarize the effect of derivative instruments on the consolidated statements of operations for the six months ended March 31, 2009 and 2008:

Derivative Instruments in SFAS No. 133 Cash Flow Hedging Relationships:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (effective portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Six Months Ended March 31,			Six Months Ended March 31,
	2009	2008		2009	2008
Foreign exchange contracts	$(5,595)	$(1,167)	Compensation and related expenses	$(8,757)	$(195)
Interest rate contracts	(11,064)	—

Total	$(16,659)	$(1,167)

At March 31, 2009, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing by December 2010 was $108,114 (INR 5,367,772) and the notional value of the derivatives related to the interest-rate swaps was $270,000. The estimated net amount of gains and losses at March 31, 2009 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is approximately $5,307.

17. Divestitures

In February 2009, the Company closed on the sale of the net assets and stock relating to its Latin America HR BPO business. Additionally, in March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business. Both divestitures are part of the Company’s continued efforts to streamline its HR BPO service offerings.

The Company recorded a pre-tax gain of $9.1 million primarily related to the recognition of cumulative currency translation adjustments during the quarter ending March 31, 2009 as a result of the sale of its Latin American HR BPO business. The Company recorded a pre-tax gain of $0.3 million during the quarter ending March 31, 2009 as a result of the sale of its HR BPO mobility services business.

On January 31, 2008, the Company sold the net assets of its Cyborg business (“Cyborg”). Cyborg was acquired in 2003 and provided licensed, processed, and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture was part of the Company’s continued efforts to streamline its HR BPO service offerings. The Company recorded a pre-tax gain of $35,667 during the quarter ended March 31, 2008 as a result of the sale.

The Company has ongoing contractual obligations to provide the services previously provided by the divested businesses, has contracted with the buyers for those services and continues to have direct cash flows with respect to such services. Because of the Company’s continued direct cash flows related to these divested businesses, the related operations are not classified as discontinued operations.

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

Overview

Second quarter net revenues decreased 3.5% as compared to the prior-year period. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $43.3 million and the net favorable impact of acquisitions and divestitures of $2.7 million, net revenues increased 1.7%. This increase was driven by higher revenues in Consulting and Benefits Outsourcing, offset by a decrease in HR BPO.

The growth in Consulting revenues, adjusting for the impact of foreign currency translation and acquisitions, resulted principally from increased demand for Retirement and Financial Management services, and was partially offset by a decrease in Talent and Organizational Consulting services. The increase in Benefits Outsourcing revenue, adjusting for the impact of foreign currency translation and acquisitions, was primarily due to the realization of $20.1 million of deferred revenues relating to the current quarter settlement of a contract dispute and was offset by the prior-year benefit of $4.4 million related to the resolution of an HR BPO contract restructuring also impacting Benefits Outsourcing and a decrease in project work. The decrease in HR BPO revenues, excluding third party supplier revenues and adjusting for the impacts of foreign currency translation and divestitures, was due to planned service reductions to certain current and former clients. This was partially offset by an increase in the number of clients going live with contract services over the last twelve months and an increase in project work. Also contributing to the decrease in HR BPO revenue was the prior-year benefit of $6.4 million related to the resolution of a contract restructuring. Segment results are discussed in greater detail in the following section.

Operating income increased $38.5 million, or 56.2%, from the prior-year quarter. The prior-year period included a gain on the sale of Cyborg of $35.7 million while the current-year period included gains on the sale of the net assets of the HR BPO Latin America and mobility services businesses of $9.1 million and $0.3 million, respectively. Consulting revenue growth coupled with compensation and cost management efforts and improved performance in HR BPO, reflecting lower costs associated with staffing leverage and infrastructure cost management, also contributed to the growth in operating income. While the impacts of foreign currency translation related to the strengthening U.S. dollar affected our revenues and expenses during the quarter, the impact to operating income was minimal principally due to our hedging program (refer to Note 16 of the Consolidated Financial Statements for more information on derivative instruments) and the global nature of our cost structure. Consolidated results of operations are discussed in greater detail in the following section.

We continue to maintain a strong balance sheet with significant liquidity even as the broader economy continues to endure the effects of the credit crisis and equity market volatility. Cash and cash equivalents were $451.1 million at March 31, 2009 and included investments in highly rated money market funds and similar investments. We continuously monitor the investment ratings of our counterparties. At March 31, 2009, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of March 31, 2009 was approximately $221.4 million.

During the three months ended March 31, 2009, we repurchased approximately 0.4 million of our outstanding shares at an average price of $26.95, for a total of approximately $10.3 million. At March 31, 2009, we had approximately $278.8 million remaining under our current $300 million share repurchase authorization.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended March 31, 2009 and 2008

Unaudited

	Three Months Ended March 31,			% of Net Revenues
($ in thousands)	2009	2008	% Change	2009	2008
Revenues:
Net revenues (1)	$746,252	$773,099	(3.5)%
Reimbursements	15,580	16,449	(5.3)%

Total revenues	761,832	789,548	(3.5)%

Operating expenses:
Compensation and related expenses	470,852	522,026	(9.8)%	63.1	67.5
Asset impairment	786	2,070	(62.0)%	0.1	0.3
Reimbursable expenses	15,580	16,449	(5.3)%	2.1	2.1
Other operating expenses (1)	141,301	157,639	(10.4)%	18.9	20.4
Selling, general and administrative expenses	35,786	58,571	(38.9)%	4.8	7.6
Gain on sale of businesses	(9,379)	(35,667)	(73.7)%	(1.2)	(4.6)

Total operating expenses	654,926	721,088	(9.2)%	87.8	93.3

Operating income	106,906	68,460	56.2%	14.3	8.9

Other income (expense), net:
Interest expense	(9,854)	(4,241)	132.4%	(1.3)	(0.6)
Interest income	1,565	4,892	(68.0)%	0.2	0.6
Other income (expense), net	1,537	620	147.9%	0.2	0.1

Total other income (expense), net	(6,752)	1,271	n/m	(0.9)	0.1

Income before income taxes	100,154	69,731	43.6%	13.4	9.0
Provision for income taxes	32,615	25,238	29.2%	4.3	3.2

Net income	$67,539	$44,493	51.8%	9.1%	5.8%

(1)	Net revenues include $9,677 and $9,157 of third party supplier revenues for the three months ended March 31, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues decreased 3.5% as compared to the prior-year period. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $43.3 million and the net favorable impact of acquisitions and divestitures of $2.7 million, net revenues increased 1.7%. This increase was driven by growth in Consulting and Benefits Outsourcing, offset by a decrease in HR BPO. Contributing to the increase in revenues was the realization of $20.1 million of deferred revenues relating to the current quarter settlement of a contract dispute, partially offset by the prior year benefit of $10.8 million related to an HR BPO contract restructuring. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased 9.8%, or $51.2 million. The decrease is mostly due to the favorable expense impacts of foreign currency translation related to global operations, lower salary costs associated with global sourcing and other cost management efforts, including prior severance actions. This was partially offset by higher compensation expense related to the impact of a prior year acquisition, an increase in consulting delivery capacity and higher performance-based compensation. The realization of $15.2 million of deferred costs relating to the current quarter settlement of the previously noted contract dispute was largely offset by the prior year realization of $11.1 million of deferred costs related to an HR BPO contract restructuring.

Asset Impairment

The current year impairment charge of $0.8 million resulted from the write-off of deferred set-up costs associated with a client contract. The prior year impairment charge of $2.1 million primarily resulted from the write-off of deferred set-up costs and capitalized software associated with certain client contracts.

Other Operating Expenses

The decrease in other operating expenses of $16.3 million, or 10.4% was primarily due to a reduction in client service delivery costs, reflecting improved management of vendor spending, and the favorable expense impacts of foreign currency translation related to global operations. Lower infrastructure costs, including a decrease in rental expense resulting from prior-year real estate exit charges also contributed to the decrease. The realization of $2.0 million of deferred costs relating to the current quarter settlement of the previously noted contract dispute was offset by the prior year realization of $2.1 million of deferred costs related to an HR BPO contract restructuring.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expense decreased $22.8 million, or 38.9%. The prior-year quarter included charges related to ongoing disputes and settlements with various clients of approximately $14.4 million as compared to $4.7 million of similar charges in the current year quarter. Also contributing to the decrease were lower costs in the current quarter related to discretionary cost management, the favorable impacts of foreign currency translation related to global operations and lower amortization of intangibles.

Gain on Sale of Businesses

In February 2009, the Company closed on the sale of the net assets and stock relating to its Latin America HR BPO business. Additionally, in March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business. Both divestitures are part of the Company’s continued efforts to streamline its HR BPO service offerings.

The Company recorded a pre-tax gain of $9.1 million primarily related to the recognition of cumulative currency translation adjustments during the quarter ended March 31, 2009 as a result of the sale of its Latin American HR BPO business. The Company recorded a pre-tax gain of $0.3 million during the quarter ended March 31, 2009 as a result of the sale of its HR BPO mobility services business.

On January 31, 2008, the Company sold the net assets of its Cyborg business (“Cyborg”). Cyborg was acquired in 2003 and provided licensed, processed, and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture was part of the Company’s continued efforts to streamline its HR BPO service offerings. The Company recorded a pre-tax gain of $35.7 million during the quarter ended March 31, 2008 as a result of the sale.

Total Other Income (Expense), Net

Total other income (expense), net decreased by $8.0 million in the period driven by higher interest expense of $5.6 million, resulting from higher average debt balances as compared to the prior-year period. Lower interest income of $3.3 million, primarily due to lower average interest rates as compared to the prior-year period, also contributed to the decrease. This was partially offset by higher other income (expense), net of $0.9 million mostly resulting from higher gains on foreign currency transactions and the net unfavorable adjustment relating to the fair value of our auction rate securities and related put option.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 32.6% and 36.2% for the three months ended March 31, 2009 and 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The lower effective tax rate in the current period compared to the comparable prior-year period is due to the effect of non-recurring discrete items and lower non-deductible share-based compensation in the current period which decreased the current period effective rate.

Six Months Ended March 31, 2009 and 2008

Unaudited

	Six Months Ended March 31,			% of Net Revenues
($ in thousands)	2009	2008	% Change	2009	2008
Revenues:
Net revenues (1)	$1,517,016	$1,566,942	(3.2)%
Reimbursements	38,789	41,598	(6.8)%

Total revenues	1,555,805	1,608,540	(3.3)%

Operating expenses:
Compensation and related expenses	951,759	1,016,152	(6.3)%	62.7	64.8
Asset impairment	3,401	2,296	48.1%	0.2	0.1
Reimbursable expenses	38,789	41,598	(6.8)%	2.6	2.7
Other operating expenses (1)	275,309	298,170	(7.7)%	18.1	19.0
Selling, general and administrative expenses	76,663	108,598	(29.4)%	5.1	6.9
Gain on sale of businesses	(9,379)	(35,667)	(73.7)%	(0.6)	(2.2)

Total operating expenses	1,336,542	1,431,147	(6.6)%	88.1	91.3

Operating income	219,263	177,393	23.6%	14.5	11.3

Other income (expense), net:
Interest expense	(20,539)	(7,985)	157.2%	(1.4)	(0.5)
Interest income	5,865	13,490	(56.5)%	0.4	0.9
Other income (expense), net	2,819	236	n/m	0.2	—

Total other income (expense), net	(11,855)	5,741	n/m	(0.8)	0.4

Income before income taxes	207,408	183,134	13.3%	13.7	11.7
Provision for income taxes	75,103	74,694	0.5%	5.0	4.8

Net income	$132,305	$108,440	22.0%	8.7%	6.9%

(1)	Net revenues include $19,972 and $22,337 of third party supplier revenues for the six months ended March 31, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues decreased 3.2% as compared to the prior-year period. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $79.1 million and the net favorable impact of acquisitions and divestitures of $6.8 million, net revenues increased 1.6%. This increase was driven by growth in Consulting offset by decreases in HR BPO and Benefits Outsourcing. Contributing to the increase in revenues was the realization of $20.1 million of deferred revenues relating to the current quarter settlement of a contract dispute, which was more than offset by the prior year benefit of $23.1 million related to the restructuring of two HR BPO contracts. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased 6.3%, or $64.4 million. The decrease is mostly due to the favorable expense impacts of foreign currency translation related to global operations, lower salary costs associated with global sourcing and other cost management efforts, including prior severance actions. This was partially offset by higher compensation expense related to the investment in several large and complex clients, an increase in consulting delivery capacity and higher performance-based compensation. The realization of $15.2 million of deferred costs relating to the current quarter settlement of the previously noted contract dispute was offset by the prior year realization of $17.2 million of deferred costs related to the restructuring of two HR BPO contracts.

Asset Impairment

The current year impairment charge of $3.4 million resulted from the write-off of deferred set-up costs associated with certain client contracts, in addition to the impairment of customer relationship intangible assets. The prior year impairment charge of $2.3 million resulted from the write-off of deferred set-up costs and capitalized software associated with a client contract.

Other Operating Expenses

The decrease in other operating expenses of $22.9 million, or 7.7% was primarily due to the favorable expense impacts of foreign currency translation related to global operations and a reduction in client service delivery costs, reflecting improved management of vendor spending. Lower infrastructure costs, including a decrease in rental expense resulting from prior-year real estate exit charges also contributed to the decrease. A reduction in third party supplier costs of $2.0 million was offset by increases in capitalized software amortization. Additionally, the realization of $2.0 million of deferred costs relating to the current quarter settlement of the previously noted contract dispute was offset by the prior year realization of $2.7 million of deferred costs related to the restructuring of two HR BPO contracts.

Selling, General and Administrative Expenses

SG&A expense decreased $31.9 million, or 29.4%. The prior-year period included charges related to ongoing disputes and settlements with various clients of approximately $21 million as compared to $5.1 million of similar charges in the current year period. Also contributing to the decrease were the favorable impacts of foreign currency translation related to global operations, lower costs in the current year related to discretionary cost management and lower amortization of intangibles, partially offset by higher allowance for doubtful accounts.

Gain on Sale of Businesses

In February 2009, the Company closed on the sale of the net assets and stock relating to its Latin America HR BPO business. Additionally, in March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business. Both divestitures are part of the Company’s continued efforts to streamline its HR BPO service offerings.

The Company recorded a pre-tax gain of $9.1 million primarily related to the recognition of cumulative currency translation adjustments during the quarter ended March 31, 2009 as a result of the sale of its Latin American HR BPO business. The Company recorded a pre-tax gain of $0.3 million during the quarter ended March 31, 2009 as a result of the sale of its HR BPO mobility services business.

On January 31, 2008, the Company sold the net assets of its Cyborg business. Cyborg was acquired in 2003 and provided licensed, processed, and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture was part of the Company’s continued efforts to streamline its HR BPO service offerings. The Company recorded a pre-tax gain of $35.7 million during the quarter ended March 31, 2008 as a result of the sale.

Total Other Income (Expense), Net

Total other income (expense), net decreased by $17.6 million in the period driven by higher interest expense of $12.6 million, resulting from higher average debt balances as compared to the prior-year period. Lower interest income of $7.6 million, primarily due to lower average interest rates as compared to the prior-year period, also contributed to the decrease. This was partially offset by higher other income (expense), net of $2.6 million mostly resulting from higher gains on foreign currency transactions. Included in other income (expense), net during the current year is a net unfavorable adjustment relating to the fair value of our auction rate securities and related put option.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 36.2% and 40.8% for the six months ended March 31, 2009 and 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The lower effective tax rate in the current period compared to the comparable prior-year period is due to the effect of non-recurring discrete items and lower non-deductible share-based compensation in the current period which decreased the current period effective rate.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended March 31, 2009 and 2008

Unaudited

	Three Months Ended March 31,
($ in thousands)	2009	2008	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$392,171	$383,867	2.2%
Segment income	97,537	85,608	13.9%
Segment income as a percentage of segment revenues	24.9%	22.3%

HR BPO
Segment revenues before reimbursements (1)	$119,492	$140,445	(14.9)%
Segment loss	(216)	(18,159)	(98.8)%
Segment loss as a percentage of segment revenues	(0.2)%	(12.9)%

Consulting
Segment revenues before reimbursements	$243,156	$260,620	(6.7)%
Segment income	32,317	24,731	30.7%
Segment income as a percentage of segment revenues	13.3%	9.5%

Total Company
Segment revenues before reimbursements (1)	$754,819	$784,932	(3.8)%
Intersegment revenues	(8,567)	(11,833)	(27.6)%

Revenues before reimbursements (net revenues)	746,252	773,099	(3.5)%
Reimbursements	15,580	16,449	(5.3)%

Total revenues	$761,832	$789,548	(3.5)%

Segment income	$129,638	$92,180	40.6%
Unallocated shared service costs	22,732	23,720	(4.2)%

Operating income	$106,906	$68,460	56.2%

(1)	HR BPO net revenues include $9,677 and $9,157 of third party supplier revenues for the three months ended March 31, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue increased 2.2%. Net revenues also increased 2.2% after adjusting for the unfavorable effect of foreign currency translation of $5.7 million and the offsetting impact of acquisitions of $5.8 million. The increase was primarily due to the realization of $20.1 million of deferred revenues relating to the current quarter settlement of a contract dispute. This was offset by the prior-year benefit of $4.4 million related to the resolution of an HR BPO contract restructuring which also impacted Benefits Outsourcing and a decrease in project work.

Benefits Outsourcing operating income increased 13.9% compared to the prior-year period. The increase was due to cost savings related to infrastructure cost management efforts and reduced client service delivery expenses, reflecting improved management of vendor spending, partially offset by the impact of lower project revenue. Included in the current-year period is a benefit relating to the current quarter settlement of a contract dispute which was largely offset by a benefit in the prior-year period related to the restructuring of an HR BPO contract which also impacted Benefits Outsourcing.

HR BPO

HR BPO net revenue decreased 14.9%. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $6.6 million and the impact of $6.4 million of revenues generated in the prior-year period by divested businesses, net revenue decreased 7.0%. The HR BPO revenue decrease was primarily due to planned service reductions to certain current and former clients. This was partially offset by an increase in the number of clients going live with contract services over the last twelve months, and an increase in project work. Also contributing to the decrease was the prior-year benefit of $6.4 million related to the resolution of a contract restructuring.

HR BPO operating loss decreased 98.8% compared to the prior-year period. The prior-year period included a gain on the sale of Cyborg of $35.7 million while the current-year period included gains on the sale of the net assets of the HR BPO Latin America and mobility services businesses of $9.1 million and $0.3 million, respectively. Also contributing to the decrease in segment loss were lower costs associated with staffing leverage, lower amortization of intangibles and an increase in project revenue. The prior-year period also included net charges of $18 million related to the restructuring of an HR BPO contract and charges of $2.8 million related to disputes and settlements with various clients.

Consulting

Consulting net revenues decreased 6.7%. Adjusting for the unfavorable effect of foreign currency translation of $31.0 million and the impact of acquisitions of $3.3 million, net revenue increased 3.9%. The revenue growth resulted principally from increased demand for Retirement and Financial Management services in Europe and North America reflecting demand related to economic volatility. This was offset by decreases in revenue related to Talent and Organizational Consulting services, reflecting declines across all regions, and Communication services in the U.S., both reflecting overall economic conditions.

Segment income increased 30.7% compared to the prior-year period. The increase in segment income was due to compensation leverage and discretionary expense management as well as net revenue growth, partially offset by a $4 million charge related to an ongoing dispute with a client.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated costs decreased $1.0 million, or 4.2%. The decrease was primarily related to the favorable impact of foreign currency translation, discretionary cost management and the deferral of compensation expense related to internally developed software, offset by an increase in legal fees.

Six Months Ended March 31, 2009 and 2008

Unaudited

	Six Months Ended March 31,
($ in thousands)	2009	2008	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$783,745	$787,205	(0.4)%
Segment income	199,993	205,789	(2.8)%
Segment income as a percentage of segment revenues	25.5%	26.1%

HR BPO
Segment revenues before reimbursements (1)	$250,183	$288,716	(13.3)%
Segment loss	(5,369)	(45,423)	(88.2)%
Segment loss as a percentage of segment revenues	(2.1)%	(15.7)%

Consulting
Segment revenues before reimbursements	$502,316	$514,994	(2.5)%
Segment income	69,799	61,167	14.1%
Segment income as a percentage of segment revenues	13.9%	11.9%

Total Company
Segment revenues before reimbursements (1)	$1,536,244	$1,590,915	(3.4)%
Intersegment revenues	(19,228)	(23,973)	(19.8)%

Revenues before reimbursements (net revenues)	1,517,016	1,566,942	(3.2)%
Reimbursements	38,789	41,598	(6.8)%

Total revenues	$1,555,805	$1,608,540	(3.3)%

Segment income	$264,423	$221,533	19.4%
Unallocated shared service costs	45,160	44,140	2.3%

Operating income	$219,263	$177,393	23.6%

(1)	HR BPO net revenues include $19,972 and $22,337 of third party supplier revenues for the six months ended March 31, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue decreased 0.4%. Adjusting for the unfavorable effect of foreign currency translation of $10.2 million and the impact of acquisitions of $11.4 million, net revenues decreased 0.6%. The decrease was due to current period adjustments related to client service issues in prior years, the prior-year benefit of $9.0 million related to the resolution of two HR BPO contract restructurings which also impacted Benefits Outsourcing, and a decrease in project work. This was offset by the realization of $20.1 million of deferred revenues relating to the current quarter settlement of a contract dispute and net new clients going live with contract services over the last twelve months.

Benefits Outsourcing operating income decreased 2.8% compared to the prior year. The decrease was due to lower revenue and higher compensation expense related to the investment in several large and complex clients and was partially offset by cost savings related to infrastructure cost management efforts. Included in the current-year period is a benefit relating to the current quarter settlement of a contract dispute which was more than offset by a benefit in the prior-year period related to the restructuring of two HR BPO contracts which also impacted Benefits Outsourcing.

HR BPO

HR BPO net revenue decreased 13.3%. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $13.3 million and the impact of $13.6 million of revenues generated in the prior-year period by divested businesses, net revenue decreased 3.8%. The HR BPO revenue decrease was primarily due to planned service reductions to certain current and former clients. This was offset by an increase in the number of clients going live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volumes. Also contributing to the decrease was the prior-year benefit of $14.1 million related to the resolution of two contract restructurings.

HR BPO operating loss decreased 88.2% compared to the prior-year period. The prior-year period included a gain on the sale of Cyborg of $35.7 million while the current-year period included gains on the sale of the net assets of the HR BPO Latin America and mobility services businesses of $9.1 million and $0.3 million, respectively. Also contributing to the decrease in segment loss were lower costs associated with staffing leverage and infrastructure cost management efforts and lower amortization of intangibles. The prior-year period also included net charges of $14.9 million related to the restructuring of two HR BPO contracts and charges of $5 million related to disputes and settlements with various clients.

Consulting

Consulting net revenues decreased 2.5%. Adjusting for the unfavorable effect of foreign currency translation of $55.7 million and the impact of acquisitions of $9.0 million, net revenue increased 6.6%. The revenue growth resulted principally from increased demand for Retirement and Financial Management services in Europe and North America reflecting demand related to economic volatility, as well as growth in Health Management services in the U.S. This was offset by a decrease in revenue related to Talent and Organizational Consulting services, reflecting declines in Europe and the U.S., and Communication services in the U.S., both reflecting overall economic conditions.

Segment income increased 14.1% compared to the prior-year period. The increase in segment income was due to compensation leverage and discretionary expense management revenue growth as well as net revenue growth, partially offset by higher SG&A expenses and a $4 million charge in the current period related to an ongoing dispute with a client.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated costs increased $1.0 million, or 2.3%. The increase was primarily related to the timing of adjustments to share-based compensation in the current period and incentive compensation in the prior-year period, in addition to increased fees for outside services. This was partially offset by the favorable impacts of foreign currency translation.

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

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to the capital markets.

Summary of Cash Flows	Six Months Ended March 31,
(in thousands)	2009	2008
Cash provided by operating activities	$127,428	$37,347
Cash (used in) provided by investing activities	(57,474)	22,657
Cash used in financing activities	(141,831)	(250,012)
Effect of exchange rates on cash	(18,469)	891

Net decrease in cash and cash equivalents	(90,346)	(189,117)
Cash and cash equivalents at beginning of period	541,494	378,743

Cash and cash equivalents at end of period	$451,148	$189,626

Cash and cash equivalents were $451.1 million and $541.5 million as of March 31, 2009 and September 30, 2008, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

The increase in cash provided by operating activities was primarily due to an increase in cash collected on accounts receivable and lower tax related payments. These factors were offset by a decrease in implementation fees.

The Company used more cash in the current year in investing activities primarily due to an increase in capital expenditures and additions to capitalized software. The Company generated more cash in the prior year from investing activities due to higher net proceeds from the sale of investments.

The decrease in cash used in financing activities was primarily due to lower use of cash to repurchase Hewitt’s common stock, offset by the repayment of the Company’s $110 million convertible debt. The Company repurchased approximately 0.8 million of its outstanding shares at an average price of $26.88, for a total of $21.2 million during the six months ended March 31, 2009 as compared to approximately 10.7 million of its outstanding shares at an average price of $37.34, for a total of $398.2 million, during the six months ended March 31, 2008. During the prior-year period, the Company also increased short-term borrowing to fund an acquisition and borrowed $90 million against a credit facility to increase its cash position to add financial flexibility. Lower proceeds from the exercise of stock options in the current year also provided less cash.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the foreseeable future.

At March 31, 2009, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of March 31, 2009 was approximately $221.4 million.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three or six months ended March 31, 2009.

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

•

We may not be able to liquidate our auction rate securities at carrying value, which may result in an impairment of the fair value of these securities and may have an impact on our ability to fund our ongoing operations and growth initiatives.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In December 2007, we initiated a foreign currency risk management program involving the uses of financial derivatives and, in August 2008, we initiated a debt risk management program involving interest rate swaps. We do not hold or issue derivative financial instruments for trading purposes. At March 31, 2009, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

Foreign exchange risk

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge up to 75% of the exposure. As of March 31, 2009, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 55% of forecasted transactions of approximately $193.5 million. A 10% change in the exchange rate on the related exposure would result in an increase or decrease of related expenses of approximately $19.3 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $10.8 million on settlement of the derivative instruments.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term and long-term investments and variable interest rate debt.

On August 8, 2008, the Company entered into a long term loan agreement that provides for a senior unsecured term loan in the amount of $270 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR which will change depending on the Company’s leverage ratio. The Term Loan matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long term variable rate debt. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. The Company swapped $170 million of the Term Loan for the first three years and $85 million of the Term Loan for the fourth year. In March 2009, the Company entered into an interest rate swap to convert the remaining $100,000 variable rate exposure into a fixed rate through maturity. Only the variable LIBOR component of the Term Loan debt was swapped to fixed rate. A one percentage point change in LIBOR would increase or decrease our interest expense related to the Term Loan, by approximately $2.7 million over a full year. Consistent with the use of the derivatives to offset the effect of interest rate fluctuations, such increases or decreases in interest rate expenses would be offset by corresponding gains or losses, respectively of approximately $2.7 million on settlement of the derivative instruments.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing or consulting agreements, professional liability claims, vendors or service providers or employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Insurance and other recoveries of book losses are separately evaluated, and recognized only if such recoveries are also probable and reasonably estimable.

During the six months ended March 31, 2009, the Company recorded net charges of approximately $5.1 million related to ongoing disputes and settlements.

The Company is involved in a dispute with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. On August 1, 2008, Philips and Philips Pension Trustees Limited filed suit in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. The suit claims damages of up to £103 million ($147 million at March 31, 2009). The Company believes that it has valid defenses to Philips’ assertions and intends to defend vigorously any claim. Certain of the Company’s professional liability insurers have denied $20 million of insurance coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue, and believes recovery is probable. The Company has provided $9 million ($4 million during the current period) related to the Philips claim, including a reserve for the Company’s retained insurance risk, and denied insurance coverages, net of expected insurance recoveries, of which $3 million has been incurred to date in litigation expense.

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

In the normal course of business, the Company also enters into contracts in which it makes representations, warranties, guarantees and indemnities that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations, warranties, guarantees and indemnities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 – 31, 2009 (1)
Class A	176,277	$27.12	172,672	$284,435,655
February 1 – 28, 2009 (1)
Class A	14,500	$27.95	14,500	$284,030,331
March 1 – 31, 2009 (1)
Class A	195,768	$26.83	195,768	$278,777,980

Total Shares Purchased:
Class A	386,545	$27.01	382,940	$278,777,980

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for January 1, 2009 through March 31, 2009 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the first quarter of fiscal 2009, the Board of Directors authorized the Company to repurchase up to $300 million of its outstanding common shares through November 12, 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Stockholders was held on February 4, 2009. There were present at the meeting, either in person or by proxy, holders of 88,930,652 shares of common stock. The following persons were elected to the Company’s Board of Directors as Class I directors to hold office until the expiration of their terms in 2012. The votes cast for each Director were as follows:

Nominee	For	Withheld
William J. Conaty	88,637,480	293,172
Michele M. Hunt (1)	88,622,162	308,490
Cary D. McMillan	86,983,416	1,947,236

(1)	Effective February 17, 2009, Ms. Hunt resigned from the Company’s Board of Directors.

In addition to the Directors listed above, Directors who are continuing in their term of office are: Russell P. Fradin, Cheryl A. Francis, Michael E. Greenlees, Alex J. Mandl, Thomas J. Neff, and Steven P. Stanbrook.

The results of the other matters voted upon at the Annual Meeting were as follows:

•

Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending on September 30, 2009. For – 87,485,717, Against – 1,390,614, Abstain – 54,321.

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

ITEMS 1A, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: May 5, 2009	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)