Form 10-Q
period 2009-06-30
HEWITT ASSOCIATES INC
filed 2009-08-04
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at June 30, 2009
Class A Common Stock - $0.01 par value	93,069,834

HEWITT ASSOCIATES, INC.

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$503,939	$541,494
Short-term investments	60,118	—
Client receivables and unbilled work in process, less allowances of $18,320 and $18,029 at June 30, 2009 and September 30, 2008, respectively	524,773	655,543
Prepaid expenses and other current assets	181,365	129,529
Funds held for clients	96,421	116,488
Short-term deferred contract costs, net	88,959	83,444
Deferred income taxes, net	29,750	34,104

Total current assets	1,485,325	1,560,602

Non-Current Assets:
Deferred contract costs, less current portion	258,758	287,060
Property and equipment, net	377,368	385,885
Other intangible assets, net	195,666	206,822
Goodwill	411,693	364,141
Long-term investments	54,304	124,530
Other non-current assets, net	41,918	63,762

Total non-current assets	1,339,707	1,432,200

Total Assets	$2,825,032	$2,992,802

LIABILITIES
Current Liabilities:
Accounts payable	$15,805	$15,880
Accrued expenses	165,597	239,521
Funds held for clients	96,421	116,488
Advanced billings to clients	152,703	158,238
Accrued compensation and benefits	333,788	403,611
Short-term deferred contract revenues, net	57,486	52,733
Short-term debt	—	17,602
Current portion of long-term debt and capital lease obligations	34,607	133,002

Total current liabilities	856,407	1,137,075

Non-Current Liabilities:
Deferred contract revenues, less current portion	195,595	237,648
Debt and capital lease obligations, less current portion	618,547	650,182
Other non-current liabilities	236,424	240,637
Deferred income taxes, net	97,993	77,058

Total non-current liabilities	1,148,559	1,205,525

Total Liabilities	$2,004,966	$2,342,600

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	June 30, 2009	September 30, 2008
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 130,850,367 and 130,390,880 shares issued, 93,069,834 and 94,227,120 shares outstanding, as of June 30, 2009 and September 30, 2008, respectively	$1,309	$1,304
Additional paid-in capital	1,631,690	1,579,077
Cost of common stock in treasury, 37,780,533 and 36,163,760 shares of Class A common stock as of June 30, 2009 and September 30, 2008, respectively	(1,228,885)	(1,183,427)
Retained earnings	407,259	206,558
Accumulated other comprehensive income, net	8,693	46,690

Total stockholders’ equity	820,066	650,202

Total Liabilities and Stockholders’ Equity	$2,825,032	$2,992,802

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Revenues before reimbursements (net revenues)	$729,009	$777,758	$2,246,025	$2,344,700
Reimbursements	14,710	16,821	53,499	58,419

Total revenues	743,719	794,579	2,299,524	2,403,119

Operating expenses:
Compensation and related expenses	451,432	500,714	1,403,191	1,516,865
Asset impairment	758	200	4,159	2,496
Reimbursable expenses	14,710	16,821	53,499	58,419
Other operating expenses	137,500	143,538	412,809	441,707
Selling, general and administrative expenses	30,262	52,125	106,925	160,725
Gain on sale of businesses	—	—	(9,379)	(35,667)

Total operating expenses	634,662	713,398	1,971,204	2,144,545

Operating income	109,057	81,181	328,320	258,574

Other income (expense), net:
Interest expense	(9,620)	(5,673)	(30,159)	(13,658)
Interest income	1,375	4,053	7,240	17,543
Other income, net	3,305	5,598	6,125	5,834

Total other income (expense), net	(4,940)	3,978	(16,794)	9,719

Income before income taxes	104,117	85,159	311,526	268,293

Provision for income taxes	35,720	37,009	110,825	111,703

Net income	$68,397	$48,150	$200,701	$156,590

Earnings per share:
Basic	$0.73	$0.50	$2.14	$1.57
Diluted	$0.71	$0.48	$2.10	$1.51

Weighted average shares:
Basic	93,439,928	96,534,101	93,683,106	100,008,744
Diluted	95,861,701	101,939,390	95,629,182	105,118,735

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$200,701	$156,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	119,130	129,033
Gain on sale of businesses	(9,379)	(35,667)
Asset impairment	4,159	2,496
Fair value adjustment related to financial assets	404	—
Share-based compensation	40,950	36,509
Deferred income taxes	32,058	2,045
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	104,970	(26,360)
Prepaid expenses and other current assets	(51,499)	(16,244)
Deferred contract costs	(72,677)	(76,768)
Other assets	7,693	(22,281)
Accounts payable	281	1,516
Accrued compensation and benefits	(60,457)	(32,007)
Accrued expenses	(58,861)	(39,068)
Advanced billings to clients	4,050	8,314
Deferred contract revenues	31,388	81,631
Other long-term liabilities	(6,627)	(8,624)

Net cash provided by operating activities	286,284	161,115
Cash flows from investing activities:
Purchases of investments	—	(426,675)
Proceeds from sales of investments	4,825	511,614
Additions to property and equipment	(93,988)	(79,780)
Cash paid for acquisitions and transaction costs, net of cash acquired	(62,067)	(53,187)
Cash received for sale of businesses	1,105	42,420

Net cash used in investing activities	(150,125)	(5,608)

Cash flows from financing activities:
Proceeds from the exercise of stock options	7,906	31,706
Excess tax benefits from the exercise of share-based awards	2,345	3,790
Proceeds from short-term borrowings	18,119	137,829
Proceeds from long-term borrowings	—	39,751
Repayments of short-term borrowings, capital leases and long-term debt	(149,734)	(62,408)
Purchase of Class A common shares for treasury	(45,458)	(412,191)

Net cash used in financing activities	(166,822)	(261,523)

Effect of exchange rate changes on cash and cash equivalents	(6,892)	2,481

Net decrease in cash and cash equivalents	(37,555)	(103,535)

Cash and cash equivalents, beginning of period	541,494	378,743

Cash and cash equivalents, end of period	$503,939	$275,208

Supplementary disclosure of cash paid during the period:
Interest paid	$27,865	$13,362
Income taxes paid	$75,439	$117,154
Schedule of non-cash financing activities:
Capital leases	$—	$13,185

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2009, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements – Fair Value Measurements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) intended to provide additional application guidance regarding fair value measurements and impairments of securities: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), (ii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and (iii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The Company has adopted the provisions of the above three FSPs as of June 30, 2009. The application of the provisions of these FSPs did not have a material effect on the consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (Hewitt’s fiscal year 2009). The Company adopted SFAS No. 159 as of October 1, 2008 and has elected to apply the fair value option to a put option relating to its auction rate securities (refer to Note 4 for more information on auction rate securities). The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements – Other

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB. The Codification does not change GAAP, rather it introduces a new structure and provides an organizational framework. This Statement is effective for interim or annual reporting periods ending after September 15, 2009 (Hewitt’s fourth quarter of fiscal 2009). The application of SFAS No. 168 is not expected to have a material effect on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009 (Hewitt’s third quarter of fiscal 2009). The Company adopted SFAS No. 165 in the current quarter and has included the required disclosures of SFAS No. 165 later in Note 2.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has included the required disclosures in Note 16.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). This Statement establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Hewitt’s fiscal year 2010). The Company is currently evaluating the potential impact, if any, of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. SFAS No. 141(R) also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under SFAS No. 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This Statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008 (Hewitt’s fiscal year 2010); however, the guidance in this Statement regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to October 1, 2009. The Company will adopt SFAS No. 141(R) for any business combinations occurring on or subsequent to October 1, 2009.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 4, 2009, which is the date that the accompanying financial statements were issued.

3. Goodwill and Other Intangible Assets, Net

Following is a summary of changes in the carrying amount of goodwill for the nine months ended June 30, 2009:

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2008	$88,005	$276,136	$364,141
Additions	—	56,792	56,792
Adjustments and reclassifications	12,926	(2,371)	10,555
Effect of changes in foreign exchange rates	(119)	(19,676)	(19,795)

Balance at June 30, 2009	$100,812	$310,881	$411,693

The additions to goodwill in Consulting relate to the acquisition of the remaining shares of the Company’s former joint venture, BodeHewitt AG & Co. KG (“BodeHewitt”). The preliminary purchase price allocation resulted in the aggregate addition of $56,158 to goodwill, which was assigned to the Consulting segment. The Company will finalize the opening balance sheet related to this acquisition during fiscal 2010 in accordance with the requirements of SFAS No. 141, Business Combinations. See Note 18 for additional information on acquisitions. Also, additions to Consulting goodwill reflect the accounting for the additional purchase price of a fiscal 2006 acquisition in accordance with SFAS No. 141. The purchase price was subject to certain contingent payments, held as restricted cash, if the acquired entity achieved specific operating targets. The restricted cash was paid out under the terms of an escrow agreement on October 30, 2008 upon achievement of the targets.

The adjustments and reclassifications to Benefits Outsourcing goodwill pertain to adjustments to the opening balance sheet related to the fiscal 2008 acquisition of a leaves management business. The Company will finalize the opening balance sheet related to this Benefits Outsourcing acquisition during the fourth quarter of fiscal 2009. The adjustments and reclassifications of Consulting goodwill mostly relate to adjustments to the opening balance sheets related to the fiscal 2008 acquisitions of Talent and Organizational Consulting businesses. The Company finalized the opening balance sheets related to these Consulting acquisitions during the second and third quarters. Adjustments and reclassifications of Consulting goodwill also reflect adjustments to tax benefits relating to a prior year acquisition within the Consulting segment.

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at June 30, 2009 and September 30, 2008:

	June 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$5,386	$3,502	$1,884	$16,380	$13,726	$2,654
Core technology	48,523	20,013	28,510	32,999	15,865	17,134
Customer relationships	258,672	93,400	165,272	274,575	87,541	187,034

Total	$312,581	$116,915	$195,666	$323,954	$117,132	$206,822

The decrease in the gross carrying amount of customer relationships mostly relates to adjustments to the opening balance sheet related to the fiscal 2008 acquisition of a leaves management business and the unfavorable impact of foreign currency translation adjustments. This was partially offset by the preliminary purchase price allocation of the third quarter BodeHewitt acquisition. The increase in the gross carrying amount of core technology is mostly due to adjustments to the opening balance sheet related to the fiscal 2008 acquisition of a leaves management business recorded in the Benefits Outsourcing segment. The decrease in the gross carrying amount of trademarks and tradenames is mostly due to a fully amortized tradename that was removed from both the gross carrying and accumulated amortization amounts during the second quarter of fiscal 2009, in addition to the unfavorable impact of foreign currency translation adjustments.

Amortization expense related to intangible assets with definite useful lives for the three and nine months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Trademarks and tradenames	$387	$359	$1,120	$434
Core technology	1,283	356	2,661	2,495
Customer relationships	3,378	6,996	10,880	21,193

Total	$5,048	$7,711	$14,661	$24,122

4. Investments

At June 30, 2009, the Company’s short- and long-term investments were comprised of $114,422 in auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS and there have been no successful auctions to date. Since February 2008, all of the Company’s outstanding ARS were subject to failed auctions. In the third quarter and fourth quarter of fiscal 2008, $6,500 and $1,450, respectively, of the Company’s ARS issues were called by the issuers at par. During the first, second and third quarters of fiscal 2009, $2,525, $1,500 and $800, respectively, of the Company’s ARS issues were called by the issuers at par.

In October 2008, the Company received an offer from UBS AG (“UBS”), one of its investment brokers, to sell at par value auction rate securities originally purchased from UBS at any time during a two-year period beginning June 30, 2010. The Company accepted this non-transferable offer. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it has the intent to sell these ARS under the terms of the UBS offer. Therefore, the decline of $2,349 in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income is now considered other-than-temporary and has been included in earnings as a realized loss, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company also changed the classification of the UBS-brokered ARS from available-for-sale securities to trading securities and has recorded a total unrealized loss of $5,058 during the nine months ended June 30, 2009 on the UBS-brokered ARS in earnings after the change in classification. These changes resulted in a total expense of $7,407 during the nine months ended June 30, 2009 which is included within other income (expense), net, in the accompanying consolidated statements of operations.

The Company has elected the fair value measurement option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, for the put option. See Note 8 for additional information on fair value measurements. The Company has recognized the initial fair value of the put option of $12,692 as an asset within prepaid expenses and other current assets in the accompanying consolidated balance sheets and recorded the resulting gain within other income (expense), net, in the accompanying consolidated statements of operations. The unrealized loss from the subsequent decrease in fair value of the put option of $5,689 is included within other income (expense), net, in the accompanying consolidated statements of operations. The total impact of the put option and losses related to the reclassification and changes in the fair value of the UBS-brokered ARS was a loss of $404 during the nine months ended June 30, 2009, included within other income (expense), net, in the accompanying consolidated statements of operations.

The Company reclassified the UBS-brokered ARS and related put option to current assets during the period, as they are expected to be realized within one year from June 30, 2009.

At June 30, 2009, the Company’s ARS portfolio with a par value of $126,625 had a fair value of $114,422, and the related put option had a fair value of $7,003. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at June 30, 2009. Refer to Note 8 for additional information on the fair value of auction rate securities and related put option.

Below is a reconciliation of the par value and estimated fair market value of the Company’s auction rate securities for the nine months ended June 30, 2009:

	Trading		Available-For-Sale		Total ARS
	UBS-Brokered ARS		Non-UBS-Brokered ARS
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Balance at October 1, 2008	$—	$—	$131,450	$124,530	$131,450	$124,530
Transfer of UBS-brokered ARS securities from available-for-sale to trading	68,800	66,451	(68,800)	(66,451)	—	—
Sold during the period	(1,175)	(1,175)	(1,350)	(1,350)	(2,525)	(2,525)
Change in unrealized loss included in other comprehensive income	—	2,349	—	(9,326)	—	(6,977)
Losses included in earnings (1) (2)	—	(13,581)	—	—	—	(13,581)

Balance at December 31, 2008	$67,625	$54,044	$61,300	$47,403	$128,925	$101,447

Sold during the period	(100)	(100)	(1,400)	(1,400)	(1,500)	(1,500)
Change in unrealized loss included in other comprehensive income	—	—	—	7,178	—	7,178
Gains included in earnings (1)	—	5,266	—	—	—	5,266

Balance at March 31, 2009	$67,525	$59,210	$59,900	$53,181	$127,425	$112,391

Sold during the period	—	—	(800)	(800)	(800)	(800)
Change in unrealized loss included in other comprehensive income	—	—	—	1,923	—	1,923
Gains included in earnings (1)	—	908	—	—	—	908

Balance at June 30, 2009	$67,525	$60,118	$59,100	$54,304	$126,625	$114,422

(1)	Gains (losses) are recorded in other income (expense), net within the consolidated statements of operations.
(2)	Includes realized loss of $2,349 transferred to earnings from other comprehensive income.

As of June 30, 2009, approximately 97% of the Company’s ARS portfolio was comprised of federally insured student loan backed securities and 80% of the Company’s ARS portfolio was comprised of Aaa/AAA/AAA rated investments by Moody’s, S&P and Fitch, respectively.

The impairment of the non-UBS-brokered available-for-sale ARS portfolio is considered to be temporary because the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, the portfolio before recovery of its cost basis, and because there has been no deterioration in the creditworthiness of the underlying issuers. However, the Company will reassess this conclusion in future reporting periods based on several factors, including possible failure of the investments to be redeemed, potential deterioration of the credit ratings of the investments, market risk, the Company’s continued ability and intent to not sell the portfolio before recovery of its cost basis and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations, which could have a material adverse effect on its results of operations and financial condition.

Based on the contractual maturities of the available-for-sale auction rate securities as of June 30, 2009 and September 30, 2008, respectively, the par value and estimated fair market value of the securities were as follows:

	June 30, 2009		September 30, 2008
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Long-term investments:
Due in less than one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	5,000	5,000
Due after ten years	59,100	54,304	126,450	119,530

Total	$59,100	$54,304	$131,450	$124,530

Additionally, the Company’s trading auction rate securities with a par value of $67,525 and an estimated fair market value of $60,118 are expected to be redeemed pursuant to the UBS offer as discussed above.

The total unrealized loss recorded in accumulated other comprehensive income related to available-for-sale securities was $4,796 ($2,962 net of tax) as of June 30, 2009.

5. Severance Accrual

As of June 30, 2009, the Company had estimated its severance obligations to be $19,585 in accordance with SFAS No. 112 (as amended), Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43. The Company’s severance policy provides that the affected employees are entitled to receive an amount of severance pay based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the U.S., the amount of severance is based upon the requirements of local regulations. The Company’s severance policy provides, in most cases, for salary continuation payments rather than lump sum termination payments. The Company recorded adjustments of $5,200 during the nine months ended June 30, 2009 primarily relating to the refinement of estimates, the redeployment of associates to other positions, and the impacts of foreign currency translation adjustments. The Company recorded adjustments of $3,932 during the nine months ended June 30, 2008 primarily relating to higher than expected attrition and redeployment of associates to other positions.

The following table summarizes the activity in the severance accrual for the nine months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Balance at beginning of period	$27,859	$10,661
Additions	18,308	15,151
Payments	(21,382)	(7,678)
Adjustments	(5,200)	(3,932)

Balance at end of period	$19,585	$14,202

The additions and adjustments were recorded in compensation and related expenses within the consolidated statements of operations. The Company anticipates that the majority of the remaining accrual will be paid out by the end of the second quarter of fiscal 2010, with the balance paid out by the end of fiscal 2010 based on the last date of potential salary continuation.

6. Restructuring Activities

In conjunction with an ongoing review of the Company’s leased real estate portfolio, during the third quarter of fiscal 2007, the Company announced its intention to consolidate facilities, and in some cases, exit certain properties. During the fourth quarter of fiscal 2007 and throughout fiscal 2008, the Company recorded expense of $58,465 related to the exit and consolidation of certain facilities in both the U.S. and international locations. The charges consisted of $65,503 for the recognition of the fair value of lease vacancy obligations and lease termination charges and the reversal of $364 of prepaid rent. This was offset by the reversal of accrued rent of $7,402. The net costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $27,956, $15,422 and $5,537, respectively; $9,550 was recorded to shared services and was not allocated to the segments.

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

Additionally, during the second quarter of fiscal 2009, the Company recorded expense of $397 related to the exit and consolidation of a facility in the U.S. The charges consisted of $469 for the recognition of the fair values of lease vacancy obligations offset by the reversal of accrued rent of $72. The net costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Consulting segment.

During the third quarter of fiscal 2009, the Company recorded expense of $2,883 related to the future exit and consolidation of a facility in the U.S. The charges consisted of a lease cancellation penalty incurred when the Company notified the landlord during the third quarter of its intent to terminate the lease agreement. The net costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing and Consulting segments in the amounts of $2,162 and $721, respectively.

The following table summarizes the activity in the restructuring reserve for the nine months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Balance at beginning of period	$51,203	$20,887
Additions	3,352	6,464
Payments, net	(10,236)	(11,418)
Adjustments	5,117	2,282

Balance at end of period	$49,436	$18,215

The Company recorded adjustments of $5,117 during the nine months ended June 30, 2009 primarily relating to the revision of sublease rental assumptions discussed above. Also included in adjustments are the accretion of fair values and the effect of foreign currency translation.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018, based on the longest term remaining on the Company’s leased real estate.

In connection with the fiscal 2008 acquisition of a Talent and Organizational Consulting business in the United Kingdom, the Company formulated facility exit strategies. The Company finalized the opening balance sheet related to this acquisition during the second quarter of fiscal 2009 and determined that its liability for costs required to exit the property acquired in this acquisition was £1,519 ($2,174 at March 31, 2009) and recognized this amount as an adjustment to goodwill as part of purchase accounting. The incremental amount of £617 ($882 at March 31, 2009) recorded to goodwill during the six months ended March 31, 2009 related to revised sublease assumptions. The accrued obligation was $1,420 as of June 30, 2009 and reflects the adjustment mentioned above, payments made to date and the impacts of foreign currency translation, as compared to $1,622 as of September 30, 2008. Lease termination costs are expected to be paid by March 2012.

In connection with the fiscal 2008 acquisition of a Benefits Outsourcing business, the Company formulated facility exit strategies. The Company recorded $1,958 of estimated liabilities for costs required to exit the properties acquired in this acquisition which was recorded to goodwill as part of the preliminary purchase accounting. The Company expects to finalize the opening balance sheet related to this acquisition during the fourth quarter of fiscal 2009. The accrued obligation was $1,881 as of June 30, 2009. Lease termination costs are expected to be paid by September 2012.

7. Debt

The Company did not have any short-term debt outstanding as of June 30, 2009. In March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business, which included an unsecured line of credit relating to the operations of this business. Refer to Note 17 for additional information on divestitures. Short-term debt outstanding as of September 30, 2008 was $17,602 and consisted of borrowings on unsecured lines of credit relating to the HR BPO mobility services business.

Long-term debt at June 30, 2009 and September 30, 2008, consisted of the following:

	June 30, 2009	September 30, 2008
Term loan credit facility	$29,509	$38,449
Unsecured senior term loan	270,000	270,000
Capital lease obligations	77,589	81,649
Unsecured convertible senior term notes	—	110,000
Unsecured senior term notes	276,000	283,000
Other foreign debt	56	86

	653,154	783,184
Current portion of long-term debt and capital lease obligations	34,607	133,002

Debt and capital lease obligations, less current portion	$618,547	$650,182

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents, investments and derivatives) measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$503,939	$—	$—	$503,939
Auction-rate securities(1)	—	—	121,425	121,425
Derivative assets	—	6,904	—	6,904

Total assets	$503,939	$6,904	$121,425	$632,268

Liabilities:
Derivative liabilities	$—	$9,595	$—	$9,595

Total liabilities	$—	$9,595	$—	$9,595

Amounts included in:
Cash and cash equivalents	$503,939	$—	$—	$503,939
Prepaid expenses and other current assets (1)	—	6,904	7,003	13,907
Short-term investments	—	—	60,118	60,118
Long-term investments	—	—	54,304	54,304
Accrued expenses	—	(9,595)	—	(9,595)

Total	$503,939	$(2,691)	$121,425	$622,673

(1)	Includes put option measured at fair value under SFAS No. 159 and classified as Level 3.

Level 3 assets consist of trading and available-for-sale auction rate securities classified as short- and long-term investments, respectively, and a related put option as of June 30, 2009. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at June 30, 2009.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of June 30, 2009, and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS and exercise date of the put option. These assumptions will be subject to change as the underlying data changes and market conditions evolve. No significant changes in the valuation techniques were made during the period. The assumed interest income yields for the Company’s ARS used in the discounted cash flow model were based on the yields provided for in the prospectus of each of the Company’s ARS issues. The assumed discount rate used in the discounted cash flow model was based on the implied spreads on recent student loan issues and included an illiquidity factor, which reflects the illiquidity in the ARS market. The assumed discount period used in the discounted cash flow model was determined by the Company by assigning a set of probabilities based on how the Company views its ARS to be liquidated, and included the current pace of redemptions at par and the average term that students take to repay related student loans.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings and put option by approximately $4,665. A one percentage point change on the discount rate used for valuing the ARS holdings and put option would impact the fair value of the ARS holdings and put option by approximately $3,724.

Refer to Note 4 for additional information on auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put option	Total
Balance at October 1, 2008	$124,530	$—	$124,530
Change in unrealized loss included in other comprehensive income	(6,977)	—	(6,977)
(Losses) gains included in earnings (1) (2)	(13,581)	12,692	(889)
Sold during the period	(2,525)	—	(2,525)

Balance at December 31, 2008	$101,447	$12,692	$114,139

Change in unrealized loss included in other comprehensive income	7,178	—	7,178
Gains (losses) included in earnings (1)	5,266	(6,165)	(899)
Sold during the period	(1,500)	—	(1,500)

Balance at March 31, 2009	$112,391	$6,527	$118,918

Change in unrealized loss included in other comprehensive income	1,923	—	1,923
Gains included in earnings (1)	908	476	1,384
Sold during the period	(800)	—	(800)

Balance at June 30, 2009	$114,422	$7,003	$121,425

(1)	Gains (losses) are recorded in other income (expense), net within the consolidated statements of operations.
(2)	Includes an unrealized loss of $2,349 reclassified to earnings from other comprehensive loss.

9. Share-Based Compensation

The Company recorded pre-tax share-based compensation expense of $14,024 and $14,100 during the three months ended June 30, 2009 and 2008, respectively, and $40,950 and $36,509 during the nine months ended June 30, 2009 and 2008, respectively, related to the Company’s stock options, restricted stock, restricted stock units and performance share units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. The Plan was amended in January 2008 to increase the number of shares of Class A common stock authorized and reserved for issuance by 7,000,000 shares. As of June 30, 2009, only restricted stock, restricted stock units, performance share units and stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of June 30, 2009, there were 5,424,462 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted unit activity during the nine months ended June 30, 2009:

	June 30, 2009
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Shares outstanding at beginning of period	315,921	$26.94	2,263,986	$31.36
Granted	—	$—	2,102,358	$27.23
Vested	(14,275)	$24.48	(131,954)	$31.87
Forfeited	(76,688)	$26.07	(270,634)	$30.47

Shares outstanding at end of period	224,958	$27.39	3,963,756	$29.21

Stock Options

The Committee may grant both incentive stock options and stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the U.S., the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The stock options generally vest in equal annual installments over a period of four years.

The fair value used to determine compensation expense for the nine months ended June 30, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used to determine fair value for options granted during the nine months ended June 30, 2009 and 2008:

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

The following table summarizes stock option activity during the nine months ended June 30, 2009:

	June 30, 2009
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	6,283,927	$25.68
Granted	1,098,790	$26.49
Exercised	(341,407)	$23.16
Forfeited	(95,780)	$31.42
Expired	(78,465)	$28.19

Outstanding at end of period	6,867,065	$25.82

Exercisable options at end of period	4,874,607	$24.59

10. Pension and Postretirement Benefit Plans

Through various acquisitions, the Company has defined benefit pension plans, the largest of which was closed to new entrants in 1998, providing retirement benefits to eligible employees. The Company also has other smaller defined benefit pension plans to provide benefits to eligible employees. It is the Company’s policy to fund these plans in accordance with local practice and legislation. The Company also provides health benefits for retired U.S. and Canadian employees and certain dependents when those employees become eligible for these benefits by satisfying plan provisions, which include certain age and service requirements. The health benefit plans are contributory and contributions are reviewed annually and adjusted periodically.

The components of net periodic pension benefit costs for the three and nine months ended June 30, 2009 and 2008 include:

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service cost	$2,432	$2,984	$7,138	$9,640
Interest cost	2,924	2,810	8,592	8,423
Expected return on plan assets	(2,648)	(3,024)	(7,509)	(9,083)
Unrecognized prior service cost	(11)	21	19	66
Unrecognized loss (gain)	194	(7)	505	(21)

Net periodic benefit cost	$2,891	$2,784	$8,745	$9,025

During the three and nine months ended June 30, 2009, contributions of $9,367 and $27,676, respectively, were made by the Company to the pension plans.

The components of net periodic health benefit costs for the three and nine months ended June 30, 2009 and 2008 include:

	Health Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service cost	$42	$50	$126	$149
Interest cost	220	214	660	641
Unrecognized prior service cost	—	—	2	1
Unrecognized loss	26	43	78	129

Net periodic benefit cost	$288	$307	$866	$920

11. Income Taxes

The Company’s consolidated effective income tax rate was 34.3% and 43.5% for the three months ended June 30, 2009 and 2008, respectively, and 35.6% and 41.6% for the nine months ended June 30, 2009 and 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The Company had a number of discrete events which reduced the three- and nine-month consolidated effective income tax rate, including a tax benefit recorded on the sale of its Latin America HR BPO business, audit settlements with certain state taxing jurisdictions and certain provision to return adjustments from the filing of federal and foreign income tax returns.

Effective October 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income taxes in the consolidated statements of operations. The Company included interest and penalties of $355 and $1,037 for the three months ended June 30, 2009 and 2008, respectively, and $1,370 and $1,879 for the nine months ended June 30, 2009 and 2008, respectively, in the provision for income taxes in the consolidated statements of operations. As of June 30, 2009 and September 30, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $15,079 and $13,857, respectively.

The Company is subject to examination in the U.S. federal tax jurisdiction for the tax years ending September 30, 2007 and September 30, 2008. The U.S. federal tax examination for the tax years ending September 30, 2004 through September 30, 2006 has been completed, but the statutes of limitations for tax years 2004 through 2008 have not yet expired. The Company is also subject to examination in a number of state and foreign jurisdictions for the 2003 through 2008 tax years, for which no individually material unrecognized tax benefits exist. The Company has also filed an appeal with the IRS for the tax years ended September 30, 2003 and September 30, 2004. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of June 30, 2009 and September 30, 2008, the total amount of unrecognized tax benefits was $72,929 and $77,438. If tax matters for the 2003 through 2006 tax years are effectively settled with the IRS within the next 12 months, that settlement could increase earnings by $21,438 to $53,448 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

The following table presents computations of basic and diluted EPS in accordance with U.S. GAAP:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Earnings per share – basic:
Net income as reported	$68,397	$48,150	$200,701	$156,590
Weighted-average number of shares – basic	93,439,928	96,534,101	93,683,106	100,008,744

Earnings per share – basic	$0.73	$0.50	$2.14	$1.57

Earnings per share – diluted:
Net income as reported	$68,397	$48,150	$200,701	$156,590
Plus: Income impact of assumed conversions:
Interest on convertible debt securities	—	587	—	1,761

Net income for per share calculation	$68,397	$48,737	$200,701	$158,351

Weighted-average number of shares – basic	93,439,928	96,534,101	93,683,106	100,008,744
Incremental effect of dilutive common stock equivalents:
Unvested restricted stock and restricted stock units	1,327,602	1,624,550	913,271	1,323,143
Unexercised stock options	1,094,171	1,904,991	1,032,805	1,914,085
Convertible debt	—	1,870,748	—	1,870,748
Unexercised warrants	—	5,000	—	2,015

Weighted-average number of shares – diluted	95,861,701	101,939,390	95,629,182	105,118,735

Earnings per share – diluted	$0.71	$0.48	$2.10	$1.51

Debt securities convertible into 1,870,748 shares of Class A common stock were outstanding in the three and nine months ended June 30, 2008, and the weighted-average convertible shares were included in the computation of diluted earnings per share for the three and nine months ended June 30, 2008. Refer to Note 7 for additional information on the Company’s convertible debt. Warrants to sell 200,000 shares of Class A common stock were outstanding in the three and nine months ended June 30, 2009 and 2008, but the warrants were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2009 because the effect of including the warrants would have been antidilutive. Of the outstanding stock options as of June 30, 2009 and 2008, 735,235 and 10,000 weighted average shares for each quarter and 771,791 and 68,992 for each nine month period, respectively, were not included in the computation of diluted earnings per share because the options were not “in-the-money”.

13. Other Comprehensive Income, Net

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$68,397	$48,150	$200,701	$156,590
Other comprehensive income:
Foreign currency translation adjustments	38,698	(1,003)	(41,067)	718
Unrealized gain (loss) on investments	1,188	(717)	1,312	(3,235)
Net unrealized gain (loss) on hedging transactions	9,629	(3,436)	4,750	(4,029)
Retirement plans	(81)	23	(2,992)	139

Total comprehensive income	$117,831	$43,017	$162,704	$150,183

The foreign currency translation adjustments during the nine months ended June 30, 2009 primarily relate to the unfavorable changes in the value of the British pound sterling relative to the U.S. dollar.

For the nine months ended June 30, 2009, the Company recorded an unrealized gain of $2,124 ($1,312 net of tax) relating to its ARS portfolio, net of $2,349 ($1,451 net of tax) reclassified to earnings. Refer to Note 4 for more information on ARS.

14. Commitments and Contingencies

Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing or consulting agreements, professional liability claims, vendors or service providers or employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. The Company evaluates estimated losses under SFAS 5, Accounting for Contingencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Insurance and other recoveries of book losses are separately evaluated and recognized only if such recoveries are also probable and reasonably estimable.

During the nine months ended June 30, 2009, the Company recorded net charges of approximately $5.1 million related to ongoing disputes and settlements.

During the third quarter of fiscal 2009, the Company settled its lawsuit with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. The Company paid the settlement in the third quarter of fiscal 2009. Philips and Philips Pension Trustees Limited had filed the lawsuit on August 1, 2008 in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. Certain of the Company’s professional liability insurers have denied $20 million of insurance coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue, and believes recovery is probable. The Company has provided $9 million related to the Philips claim ($4 million in the second quarter of the current fiscal year), including a reserve for the Company’s retained insurance risk, and denied insurance coverages, net of expected insurance recoveries.

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

The table below summarizes the Company’s reportable segment results:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Benefits Outsourcing
Segment revenues before reimbursements	$377,581	$374,995	$1,161,326	$1,162,200
Segment income	99,970	92,913	299,963	298,701

HR BPO
Segment revenues before reimbursements	$115,678	$130,996	$365,861	$419,712
Segment income (loss)	2,212	(16,234)	(3,157)	(61,657)

Consulting
Segment revenues before reimbursements	$244,288	$283,496	$746,604	$798,490
Segment income	30,249	32,700	100,048	93,867

Total Company
Segment revenues before reimbursements	$737,547	$789,487	$2,273,791	$2,380,402
Intersegment revenues	(8,538)	(11,729)	(27,766)	(35,702)

Revenues before reimbursements (net revenues)	729,009	777,758	2,246,025	2,344,700
Reimbursements	14,710	16,821	53,499	58,419

Total revenues	$743,719	$794,579	$2,299,524	$2,403,119

Segment income	$132,431	$109,379	$396,854	$330,911
Charges not recorded at the segment level:
Unallocated shared service costs	23,374	28,198	68,534	72,337

Operating income	$109,057	$81,181	$328,320	$258,574

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

Interest Rate Risk Management

On August 8, 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270,000 (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long-term variable rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. The Company swapped $170,000 of the Term Loan for the first three years and $85,000 of the Term Loan for the fourth year. In March 2009, the Company entered into an interest rate swap to convert the remaining $100,000 variable rate exposure into a fixed rate through maturity. Only the variable LIBOR piece of the Term Loan debt was swapped to fixed rate. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates.

The Company accounts for its derivative instruments and hedging activities in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses are recognized in the consolidated statements of operations. At the inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At June 30, 2009, all hedges were determined to be highly effective.

The following table summarizes the fair value of derivative instruments and their respective balance sheet locations at June 30, 2009 and September 30, 2008:

	As of June 30, 2009
	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Prepaid expense and other current assets	$4,823	Accrued expenses	$420
Interest rate contracts	Prepaid expense and other current assets	2,081	Accrued expenses	9,175

Total derivatives designated as hedging instruments under SFAS No. 133		$6,904		$9,595

Total derivatives		$6,904		$9,595

	As of September 30, 2008
	Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Accrued expenses	$9,110
Interest rate contracts	Accrued expenses	1,273

Total derivatives designated as hedging instruments under SFAS No. 133		$10,383

Total derivatives		$10,383

The following tables summarize the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2009 and 2008:

Derivative Instruments in SFAS No. 133 Cash Flow Hedging Relationships:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (effective portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008
Foreign exchange contracts	$8,469	$(7,015)	Compensation and related expenses	$(1,882)	$(1,382)
Interest rate contracts	5,243	—

Total	$13,712	$(7,015)

The following tables summarize the effect of derivative instruments on the consolidated statements of operations for the nine months ended June 30, 2009 and 2008:

Derivative Instruments in SFAS No. 133 Cash Flow Hedging Relationships:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (effective portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2009	2008		2009	2008
Foreign exchange contracts	$2,874	$(8,181)	Compensation and related expenses	$(10,639)	$(1,576)
Interest rate contracts	(5,821)	—

Total	$(2,947)	$(8,181)

At June 30, 2009, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing by December 2010 was $105,091 (INR 6,362,742) and the notional value of the derivatives related to the interest-rate swaps was $270,000. The estimated net amount of gains and losses at June 30, 2009 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is approximately $3,286.

During the third quarter of fiscal 2009, the Company also used derivative instruments to hedge certain cash transactions to reduce the effects from fluctuations caused by volatility in currency exchange. These derivatives did not qualify for SFAS No. 133 hedge accounting and the impact of these derivative instruments, which were settled during the third quarter, was a gain of $1,903 which was recorded to other income (expense), net in the consolidated statements of operations.

17. Divestitures

In February 2009, the Company closed on the sale of the net assets and stock relating to its Latin America HR BPO business. Additionally, in March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business. Both divestitures are part of the Company’s continued efforts to streamline its HR BPO service offerings.

The Company recorded a pre-tax gain of $9,068 primarily related to the recognition of cumulative currency translation adjustments during the quarter ending March 31, 2009 as a result of the sale of its Latin American HR BPO business. The Company recorded a pre-tax gain of $311 during the quarter ending March 31, 2009 as a result of the sale of its HR BPO mobility services business.

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

18. Acquisitions

On June 30, 2009, the Company acquired the remaining shares of its former joint venture BodeHewitt AG & Co. KG (“BodeHewitt”), one of the leading pension and benefits consultancies in Germany. The total purchase price of €62.5 million ($85.4 million at various dates) reflects the acquisition of 100% of BodeHewitt shares in stages over several years. In June 2009, the Company paid €50 million ($70.4 million at June 30, 2009) in cash in exchange for the remaining 72.25% of outstanding shares of BodeHewitt. The preliminary purchase price allocation resulted in the aggregate allocation of $56,158 to goodwill, which was assigned to the Consulting segment. The Company will finalize the opening balance sheet related to this acquisition during fiscal 2010 in accordance with the requirements of SFAS No. 141, Business Combinations. As the acquisition closed on June 30, 2009, the assets and liabilities of BodeHewitt have been consolidated into the Company’s balance sheet, while the results of operations will be included in the consolidated statements of operations beginning with the Company’s fiscal fourth quarter. Prior to this date, the Company accounted for its investment in BodeHewitt under the equity method of accounting. This acquisition is not considered to be material to the Company, and, therefore, pro forma information has not been presented.

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

Overview

Third quarter net revenues decreased 6.3% as compared to the prior-year period. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $32.8 million and the net unfavorable impact of acquisitions and divestitures of $3.0 million, net revenues decreased 2.1%. This decrease was the result of lower revenues in Consulting and HR BPO, partially offset by higher revenues in Benefits Outsourcing.

The decline in Consulting revenues, adjusting for the impact of foreign currency translation, was primarily due to decreases in revenue related to Talent and Organizational Consulting services, across all regions, and Communications services in North America, both a result of a continued adverse economic environment. This was partially offset by higher Retirement and Financial Management revenue in North America. Lower HR BPO revenues, excluding third party supplier revenues and adjusting for the impacts of foreign currency translation and divestitures, were driven by expected client losses and liquidations, partially offset by contractual adjustments and the impact of new clients going live with contract services over the last twelve months. The increase in Benefits Outsourcing revenue, adjusting for the impact of foreign currency translation and acquisitions, was primarily due to mid-market client growth. Segment results are discussed in greater detail in the following section.

Operating income increased $27.9 million, or 34.3%, from the prior-year quarter. Lower compensation costs associated with staffing leverage and lower selling, general and administrative costs mostly due to discretionary cost management contributed to the growth in operating income, which more than offset the decline in revenues. While the impacts of foreign currency translation affected our revenues and expenses during the quarter, the impact to operating income was minimal principally due to our hedging program (refer to Note 16 of the Consolidated Financial Statements for more information on derivative instruments) and the global nature of our operations. Consolidated results of operations are discussed in greater detail in the following section.

We continue to maintain a strong balance sheet with significant liquidity even as the broader economy endures the effects of the credit crisis and equity market volatility. Cash and cash equivalents were $503.9 million at June 30, 2009 and included investments in highly rated money market funds and similar investments. We continuously monitor the investment ratings of our counterparties. At June 30, 2009, we had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of June 30, 2009 was approximately $222.7 million.

On June 30, 2009, we acquired the remaining shares of our former joint venture BodeHewitt AG & Co. KG (“BodeHewitt”), one of the leading pension and benefits consultancies in Germany. We paid €50 million ($70.4 million at June 30, 2009) in cash in exchange for the remaining 72.25% of outstanding shares of BodeHewitt.

During the third quarter of fiscal 2009, we repurchased approximately 0.8 million of our outstanding shares at an average price of $29.33, for a total of $22.8 million. At June 30, 2009, we had approximately $256.0 million remaining under our current $300.0 million share repurchase authorization.

Consolidated Results of Operations

The following table sets forth our historical results of operations. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended June 30, 2009 and 2008

Unaudited

	Three Months Ended June 30,			% of Net Revenues
($ in thousands)	2009	2008	% Change	2009	2008
Revenues:
Net revenues (1)	$729,009	$777,758	(6.3)%
Reimbursements	14,710	16,821	(12.5)%

Total revenues	743,719	794,579	(6.4)%

Operating expenses:
Compensation and related expenses	451,432	500,714	(9.8)%	61.9	64.4
Asset impairment	758	200	279.0%	0.1	—
Reimbursable expenses	14,710	16,821	(12.5)%	2.0	2.2
Other operating expenses (1)	137,500	143,538	(4.2)%	18.9	18.4
Selling, general and administrative expenses	30,262	52,125	(41.9)%	4.2	6.7

Total operating expenses	634,662	713,398	(11.0)%	87.1	91.7

Operating income	109,057	81,181	34.3%	15.0	10.4

Other income (expense), net:
Interest expense	(9,620)	(5,673)	69.6%	(1.3)	(0.7)
Interest income	1,375	4,053	(66.1)%	0.2	0.5
Other income (expense), net	3,305	5,598	(41.0)%	0.4	0.7

Total other income (expense), net	(4,940)	3,978	n/m	(0.7)	0.5

Income before income taxes	104,117	85,159	22.3%	14.3	10.9
Provision for income taxes	35,720	37,009	(3.5)%	4.9	4.7

Net income	$68,397	$48,150	42.0%	9.4%	6.2%

(1)	Net revenues include $10,814 and $8,409 of third party supplier revenues for the three months ended June 30, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues decreased 6.3% as compared to the prior-year period. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $32.8 million and the net unfavorable impact of acquisitions and divestitures of $3.0 million, net revenues decreased 2.1%. This decrease was the result of lower revenues in Consulting and HR BPO, partially offset by higher revenues in Benefits Outsourcing. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased $49.3 million, or 9.8%. The decrease is mostly due to the favorable expense impacts of foreign currency translation related to global operations, lower salary costs associated with global sourcing and other cost management efforts. This was partially offset by higher compensation expense related to the impact of a prior year acquisition.

Asset Impairment

Impairment charges in the current and prior year period of $0.8 million and $0.2 million, respectively, resulted from the write-off of deferred set-up costs associated with client contracts.

Other Operating Expenses

The decrease in other operating expenses of $6.0 million, or 4.2%, was primarily due to the favorable expense impacts of foreign currency translation related to global operations. Lower infrastructure costs, including a decrease in rental expense resulting from prior-year real estate exit charges, were mostly offset by higher third-party supplier costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expense decreased $21.9 million, or 41.9%. Contributing to the decrease were lower costs in the current quarter related to discretionary cost management and lower professional services fees. The prior-year quarter included charges related to disputes and settlements of $4.1 million. Lower provision for doubtful accounts, lower amortization of intangibles and the favorable impacts of foreign currency translation related to global operations also contributed to the decrease.

Total Other Income (Expense), Net

Total other income (expense), net decreased by $8.9 million in the period driven by higher interest expense of $3.9 million, resulting from higher average debt balances as compared to the prior-year period. Lower interest income of $2.7 million, primarily due to lower average interest rates as compared to the prior-year period, and lower other income (expense), net of $2.3 million, mostly resulting from decreased income from joint ventures, also contributed to the decrease.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 34.3% and 43.5% for the three months ended June 30, 2009 and 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can vary significantly on a quarterly basis. The lower effective tax rate in the current period compared to the prior-year period is due to the effect of non-recurring discrete items, including audit settlements with certain state taxing jurisdictions and certain provision to return adjustments from the filing of federal and foreign income tax returns.

Nine Months Ended June 30, 2009 and 2008

Unaudited

	Nine Months Ended June 30,			% of Net Revenues
($ in thousands)	2009	2008	% Change	2009	2008
Revenues:
Net revenues (1)	$2,246,025	$2,344,700	(4.2)%
Reimbursements	53,499	58,419	(8.4)%

Total revenues	2,299,524	2,403,119	(4.3)%

Operating expenses:
Compensation and related expenses	1,403,191	1,516,865	(7.5)%	62.5	64.7
Asset impairment	4,159	2,496	66.6%	0.2	0.1
Reimbursable expenses	53,499	58,419	(8.4)%	2.4	2.5
Other operating expenses (1)	412,809	441,707	(6.5)%	18.3	18.8
Selling, general and administrative expenses	106,925	160,725	(33.5)%	4.8	6.9
Gain on sale of businesses	(9,379)	(35,667)	(73.7)%	(0.4)	(1.5)

Total operating expenses	1,971,204	2,144,545	(8.1)%	87.8	91.5

Operating income	328,320	258,574	27.0%	14.6	11.0

Other income (expense), net:
Interest expense	(30,159)	(13,658)	120.8%	(1.3)	(0.6)
Interest income	7,240	17,543	(58.7)%	0.3	0.7
Other income (expense), net	6,125	5,834	5.0%	0.3	0.3

Total other income (expense), net	(16,794)	9,719	n/m	(0.7)	0.4

Income before income taxes	311,526	268,293	16.1%	13.9	11.4
Provision for income taxes	110,825	111,703	(0.8)%	5.0	4.7

Net income	$200,701	$156,590	28.2%	8.9%	6.7%

(1)	Net revenues include $30,787 and $30,746 of third party supplier revenues for the nine months ended June 30, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues decreased 4.2% as compared to the prior-year period. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $111.9 million and the net favorable impact of acquisitions and divestitures of $3.8 million, net revenues increased 0.4%. This increase was driven by growth in Consulting offset by lower revenues in HR BPO and Benefits Outsourcing. The prior year benefit of $23.1 million related to the restructuring of two HR BPO contracts was mostly offset by $20.1 million of deferred revenues relating to the second quarter settlement of a Benefits Outsourcing contract dispute. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased $113.7 million, or 7.5%. The decrease is mostly due to the favorable expense impacts of foreign currency translation related to global operations, lower salary costs associated with global sourcing and other cost management efforts. This was partially offset by higher compensation expense related to an increase in Consulting activities, the impact of a prior year acquisition, higher healthcare costs and higher performance-based compensation. The prior year realization of

$17.2 million of deferred costs related to the restructuring of two HR BPO contracts was offset by the realization of $15.2 million of deferred costs relating to the second quarter settlement of the previously noted Benefits Outsourcing contract dispute.

Asset Impairment

The current year impairment charge of $4.2 million resulted from the write-off of deferred set-up costs associated with certain client contracts, in addition to the impairment of customer relationship intangible assets. The prior year impairment charge of $2.5 million resulted from the write-off of deferred set-up costs and capitalized software associated with certain client contracts.

Other Operating Expenses

The decrease in other operating expenses of $28.9 million, or 6.5%, was primarily due to the favorable expense impacts of foreign currency translation related to global operations and a reduction in client service delivery costs, reflecting improved management of vendor spending. Lower infrastructure costs, including a decrease in rental expense resulting from prior-year real estate exit charges, also contributed to the decrease. An increase in capitalized software amortization and the realization of $2.0 million of deferred costs relating to the second quarter settlement of the previously noted contract dispute was partially offset by the prior year realization of $2.7 million of deferred costs related to the restructuring of two HR BPO contracts.

Selling, General and Administrative Expense

SG&A expense decreased $53.8 million, or 33.5%. The prior-year period included charges related to ongoing disputes and settlements with various clients of approximately $25.7 million as compared to $5.1 million of similar charges in the current year period. Also contributing to the decrease were lower costs in the current year related to discretionary cost management, the favorable expense impacts of foreign currency translation related to global operations and lower amortization of intangibles, partially offset by higher allowance for doubtful accounts.

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

Total Other Income (Expense), Net

Total other income (expense), net decreased by $26.5 million in the period driven by higher interest expense of $16.5 million, resulting from higher average debt balances as compared to the prior-year period. Lower interest income of $10.3 million, primarily due to lower average interest rates as compared to the prior-year period, also contributed to the decrease.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 35.6% and 41.6% for the nine months ended June 30, 2009 and 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can vary significantly on a quarterly basis. The lower effective tax rate in the current period compared to the prior-year period is due to the effect of non-recurring discrete items, including a tax benefit recorded on the sale of its Latin America HR BPO business, audit settlements with certain state taxing jurisdictions and certain provision to return adjustments from the filing of federal and foreign income tax returns.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended June 30, 2009 and 2008

Unaudited

	Three Months Ended June 30,
($ in thousands)	2009	2008	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$377,581	$374,995	0.7%
Segment income	99,970	92,913	7.6%
Segment income as a percentage of segment revenues	26.5%	24.8%

HR BPO
Segment revenues before reimbursements (1)	$115,678	$130,996	(11.7)%
Segment income (loss)	2,212	(16,234)	n/m
Segment income (loss) as a percentage of segment revenues	1.9%	(12.4)%

Consulting
Segment revenues before reimbursements	$244,288	$283,496	(13.8)%
Segment income	30,249	32,700	(7.5)%
Segment income as a percentage of segment revenues	12.4%	11.5%

Total Company
Segment revenues before reimbursements (1)	$737,547	$789,487	(6.6)%
Intersegment revenues	(8,538)	(11,729)	(27.2)%

Revenues before reimbursements (net revenues)	729,009	777,758	(6.3)%
Reimbursements	14,710	16,821	(12.5)%

Total revenues	$743,719	$794,579	(6.4)%

Segment income	$132,431	$109,379	21.1%
Unallocated shared service costs	23,374	28,198	(17.1)%

Operating income	$109,057	$81,181	34.3%

(1)	HR BPO net revenues include $10,814 and $8,409 of third party supplier revenues for the three months ended June 30, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue increased 0.7%. Adjusting for the unfavorable effect of foreign currency translation of $4.8 million and the favorable impact of acquisitions of $5.3 million, net revenues increased 0.6%. The increase was primarily due to mid-market client growth.

Benefits Outsourcing operating income increased 7.6% compared to the prior-year period. The increase was due to infrastructure cost management efforts, lower charges related to disputes and settlements, and the favorable expense impacts of foreign currency translation related to global operations. Partially offsetting the increase was higher healthcare costs and the impact of a prior year acquisition.

HR BPO

HR BPO net revenue decreased 11.7%. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $4.1 million and the impact of $8.3 million of revenues generated in the prior-year period by divested businesses, net revenue decreased 4.9%. The HR BPO revenue decrease was driven by expected client losses and liquidations, partially offset by contractual adjustments and the impact of new clients going live with contract services over the last 12 months.

HR BPO operating income was $2.2 million as compared to a segment loss of $16.2 million in the prior-year period. Contributing to the improvement in operating profitability were lower costs associated with infrastructure cost management efforts, staffing leverage and lower amortization of intangibles which was offset by a decrease in revenue.

Consulting

Consulting net revenues decreased 13.8%. Adjusting for the unfavorable effect of foreign currency translation of $23.9 million, net revenue decreased 5.4%. Lower revenue was primarily due to decreases in demand related to Talent and Organizational Consulting services, across all regions, and Communication services in North America, both a result of a continued adverse economic environment. This was partially offset by modest growth in Retirement and Financial Management services in North America reflecting demand related to economic volatility.

Segment income decreased 7.5% compared to the prior-year period. The decrease in segment income was due to a decline in revenue, higher severance expense and the unfavorable impacts of foreign currency translation related to global operations and was offset by lower performance based compensation, compensation leverage and discretionary expense management.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated costs decreased $4.8 million, or 17.1%. The decrease was primarily related to lower professional services fees.

Nine Months Ended June 30, 2009 and 2008

Unaudited

	Nine Months Ended June 30,
($ in thousands)	2009	2008	% Change
Benefits Outsourcing
Segment revenues before reimbursements	$1,161,326	$1,162,200	(0.1)%
Segment income	299,963	298,701	0.4%
Segment income as a percentage of segment revenues	25.8%	25.7%

HR BPO
Segment revenues before reimbursements (1)	$365,861	$419,712	(12.8)%
Segment loss	(3,157)	(61,657)	(94.9)%
Segment loss as a percentage of segment revenues	(0.9)%	(14.7)%

Consulting
Segment revenues before reimbursements	$746,604	$798,490	(6.5)%
Segment income	100,048	93,867	6.6%
Segment income as a percentage of segment revenues	13.4%	11.8%

Total Company
Segment revenues before reimbursements (1)	$2,273,791	$2,380,402	(4.5)%
Intersegment revenues	(27,766)	(35,702)	(22.2)%

Revenues before reimbursements (net revenues)	2,246,025	2,344,700	(4.2)%
Reimbursements	53,499	58,419	(8.4)%

Total revenues	$2,299,524	$2,403,119	(4.3)%

Segment income	$396,854	$330,911	19.9%
Unallocated shared service costs	68,534	72,337	(5.3)%

Operating income	$328,320	$258,574	27.0%

(1)	HR BPO net revenues include $30,787 and $30,746 of third party supplier revenues for the nine months ended June 30, 2009 and 2008, respectively. Generally, the third party supplier arrangements are marginally profitable. The related third party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenue decreased 0.1%. Adjusting for the unfavorable effect of foreign currency translation of $15.0 million and the favorable impact of acquisitions of $16.7 million, net revenues decreased 0.2%. The decrease was due to current period adjustments related to client service issues in prior years, a decrease in project work and the prior-year benefit of $9.0 million related to the resolution of two HR BPO contract restructurings which also impacted Benefits Outsourcing. This was offset by the realization of $20.1 million of deferred revenues relating to the second quarter settlement of a contract dispute and mid-market client growth.

Benefits Outsourcing operating income increased 0.4% compared to the prior year. The increase was due to cost savings related to infrastructure cost management efforts, lower charges related to disputes and settlements, and the favorable expense impacts of foreign currency translation related to global operations. This was partially offset by current period adjustments for client service issues in prior years, the impact of a prior year acquisition and higher healthcare costs. Included in the current-year period is a benefit relating to the second quarter settlement of a contract dispute which was more than offset by a benefit in the prior-year period related to the restructuring of two HR BPO contracts which also impacted Benefits Outsourcing.

HR BPO

HR BPO net revenue decreased 12.8%. Excluding third party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $17.4 million and the impact of $21.9 million of revenues generated in the prior-year period by divested businesses, net revenue decreased 4.2%. The HR BPO revenue decrease was primarily due to planned service reductions to certain current clients and lost clients. This was offset by an increase in the number of clients going live with contract services over the last twelve months and growth in revenue from existing clients, including an increase in project work and transactional volumes. Also contributing to the decrease was the prior-year benefit of $14.1 million related to the resolution of two contract restructurings.

HR BPO operating loss decreased 94.9% compared to the prior-year period. The prior-year period included a gain on the sale of Cyborg of $35.7 million while the current-year period included gains on the sale of the net assets of the HR BPO Latin America and mobility services businesses of $9.1 million and $0.3 million, respectively. Also contributing to the decrease in segment loss were lower costs associated with staffing leverage and infrastructure cost management efforts and lower amortization of intangibles. The prior-year period also included net charges of $13.0 million related to the restructuring of two HR BPO contracts and charges of $5.7 million related to disputes and settlements with various clients.

Consulting

Consulting net revenues decreased 6.5%. Adjusting for the unfavorable effect of foreign currency translation of $79.6 million and the impact of acquisitions of $9.0 million, net revenue increased 2.3%. The revenue growth resulted principally from increased demand for Retirement and Financial Management services in Europe and North America reflecting demand related to economic volatility, as well as growth in Health Management services in North America. This was offset by a decrease in revenue related to Talent and Organizational Consulting services, reflecting declines across all regions, and Communication services in North America, both a result of a continued adverse economic environment.

Segment income increased 6.6% compared to the prior-year period. The increase in segment income was due to compensation leverage and discretionary expense management as well as net revenue growth, partially offset by the unfavorable impacts of foreign currency translation related to global operations, higher SG&A expenses and a $4.0 million charge in the current period related to the Philips matter (refer to Note 14 of the Consolidated Financial Statements for more information).

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, management and corporate relations and other related costs.

Unallocated costs decreased $3.8 million, or 5.3%. The decrease was primarily related to lower professional services fees and the favorable impacts of foreign currency translation, partially offset by the timing of adjustments to share-based compensation in the current period and incentive compensation in the prior-year periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009 (Hewitt’s third quarter of fiscal 2009). The Company adopted SFAS No. 165 in the current quarter and has included the required disclosures of SFAS No. 165 in Note 2 of the Consolidated Financial Statements. The Company has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 4, 2009, which is the date that the accompanying financial statements were issued.

In April 2009, the FASB issued three Staff Positions (“FSPs”) intended to provide additional application guidance regarding fair value measurements and impairments of securities: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), (ii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and (iii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The Company has adopted the provisions of the above three FSPs as of June 30, 2009. The application of the provisions of these FSPs did not have a material effect on the consolidated financial statements.

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

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Under this FSP, if an impairment exists and the entity intends to sell the security or it is more likely than not that an entity will sell the debt or equity security before recovery, the impairment is considered other-than-temporary and the entire amount of the impairment shall be recognized in earnings. Additionally, if an impairment of a debt security exists and it is more likely than not that an entity will not sell the debt security before recovery of its cost basis, but it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the security, the impairment is considered other-than-temporary. The amount of the impairment related to credit losses shall be recognized in earnings and the amount of the impairment related to other factors shall be recognized in other comprehensive income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (Hewitt’s fiscal year 2009). The Company adopted SFAS No. 159 as of October 1, 2008 and has elected to apply the fair value option to a put option relating to its auction rate securities (refer to Note 4 of the Consolidated Financial Statements for more information on auction rate securities). The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements. See Note 8 of the Consolidated Financial Statements for additional information on fair value measurements.

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

Summary of Cash Flows (in thousands)	Nine Months Ended June 30,
	2009	2008
Cash provided by operating activities	$286,284	$161,115
Cash used in investing activities	(150,125)	(5,608)
Cash used in financing activities	(166,822)	(261,523)
Effect of exchange rates on cash	(6,892)	2,481

Net decrease in cash and cash equivalents	(37,555)	(103,535)
Cash and cash equivalents at beginning of period	541,494	378,743

Cash and cash equivalents at end of period	$503,939	$275,208

Cash and cash equivalents were $503.9 million and $541.5 million as of June 30, 2009 and September 30, 2008, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

The increase in cash provided by operating activities was primarily due to an increase in cash collected on accounts receivable and lower tax-related payments. These factors were offset by a legal settlement payment and a decrease in implementation fees.

The Company used more cash in the current year in investing activities primarily due to an increase in capital expenditures and investment in software development. The Company received more cash in the prior year from investing activities due to higher net proceeds from the sale of investments.

The decrease in cash used in financing activities was primarily due to lower use of cash to repurchase Hewitt’s common stock, offset by the repayment of the Company’s $110.0 million convertible debt. The Company repurchased a total of $44.0 million of its outstanding shares during the nine months ended June 30, 2009 as compared to approximately $411.3 million during the nine months ended June 30, 2008. During the prior-year period, the Company also increased short-term borrowing to fund an acquisition and borrowed $90.0 million against a credit facility to increase its cash position to add financial flexibility. Lower proceeds from the exercise of stock options in the current year also provided less cash.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the foreseeable future.

At June 30, 2009, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of June 30, 2009 was approximately $222.7 million.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three or nine months ended June 30, 2009.

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

You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the Securities and Exchange Commission.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In December 2007, we initiated a foreign currency risk management program involving the uses of financial derivatives and, in August 2008, we initiated a debt risk management program involving interest rate swaps. We do not hold or issue derivative financial instruments for trading purposes. At June 30, 2009, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

Foreign exchange risk

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge up to 75% of the exposure. As of June 30, 2009, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 67% of forecasted transactions of approximately $156.8 million. A 10% change in the exchange rate on the related exposure would result in an increase or decrease of related expenses of approximately $15.7 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $10.5 million on settlement of the derivative instruments.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term and long-term investments and variable interest rate debt.

On August 8, 2008, the Company entered into a long term loan agreement that provides for a senior unsecured term loan in the amount of $270 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR which will change depending on the Company’s leverage ratio. The Term Loan matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long-term variable rate debt. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. The Company swapped $170 million of the Term Loan for the first three years and $85 million of the Term Loan for the fourth year. In March 2009, the Company entered into an interest rate swap to convert the remaining $100 million variable rate exposure into a fixed rate through maturity. Only the variable LIBOR component of the Term Loan debt was swapped to fixed rate. The applicable fixed rate on the Term Loan is 4.676%. A one percentage point change in LIBOR would increase or decrease our interest expense related to the Term Loan, by approximately $2.7 million over a full year. Consistent with the use of the derivatives to offset the effect of interest rate fluctuations, such increases or decreases in interest rate expenses would be offset by corresponding gains or losses, respectively, of approximately $2.7 million on settlement of the derivative instruments.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended June 30, 2009, the Company recorded net charges of approximately $5.1 million related to ongoing disputes and settlements.

During the third quarter of fiscal 2009, the Company settled its lawsuit with Philips Electronics UK Limited (Philips) regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. The Company paid the settlement in the third quarter of fiscal 2009. Philips and Philips Pension Trustees Limited had filed the lawsuit on August 1, 2008 in the High Court of Justice, Chancery Division, in London, England against Hewitt Associates Limited, a subsidiary of the Company, Bacon & Woodrow, a predecessor of Hewitt Associates Limited, and Roger Parkin, a former employee of the Company. Certain of the Company’s professional liability insurers have denied $20 million of insurance coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and fully intends to enforce its rights under the policies at issue, and believes recovery is probable. The Company has provided $9 million ($4 million in the second quarter of the current fiscal year) related to the Philips claim, including a reserve for the Company’s retained insurance risk, and denied insurance coverages, net of expected insurance recoveries.

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

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008 (“Form 10-K”), except for the following risk factor that has been updated from the disclosure contained in our Form 10-K. The risk factor below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services or increase our costs.

The areas in which we provide outsourcing and consulting services are the subject of government regulation which is constantly evolving. Changes in government regulations in the United States, our principal geographic market, affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for or profitability of our services. In addition, our growth strategy includes a number of global expansion objectives which further subject us to applicable laws and regulations of countries outside the United States. If we are unable to adapt our services to applicable laws and regulations, our ability to grow our business or to provide effective outsourcing and consulting services in these areas will be negatively impacted. Recently, we have seen regulatory initiatives in both the United States and certain European countries result in companies either discontinuing their defined benefit programs or de-emphasizing the importance that such programs play in the overall mix of their benefit programs with a trend toward increased use of defined contribution plans. If organizations discontinue or de-emphasize defined benefit plans more rapidly than we anticipate, our results of operations could be adversely affected.

In addition, the United States government is pursuing comprehensive health care reform. If health care reform initiatives are adopted that reduce the role or extent of employer-sponsored health care, our results of operations could be adversely impacted.

Moreover, there are presently multiple initiatives proposed by the Securities and Exchange Commission and the U.S. Congress that could either restrict the ability of multi-service human resources firms, such as the Company, to provide executive compensation consulting services to public company compensation committees and/or require enhanced disclosure of all fees paid to such firms, including fees for non-compensation consulting services. If such initiatives are adopted, there is a risk that a number of our United States public company clients may seek compensation consulting services from compensation consultants that provide no services other than compensation consulting and, as a result, our results of operations could be adversely impacted.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 – 30, 2009 (1)
Class A	12,017	$29.69	—	$278,778
May 1 – 31, 2009 (1)
Class A	157,927	$29.68	157,927	$274,090
June 1 – 30 , 2009 (1)
Class A	620,100	$29.24	620,100	$255,961

Total Shares Purchased:
Class A	790,044	$29.33	778,027	$255,961

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for April 1, 2009 through June 30, 2009 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the first quarter of fiscal 2009, the Board of Directors authorized the Company to repurchase up to $300 million of its outstanding common shares through November 12, 2010.

ITEM 6.	Exhibits

a. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: August 4, 2009	By:	/s/ John J. Park
John J. Park
Chief Financial Officer
(principal financial and accounting officer)