Form 10-K
period 2009-09-30
HEWITT ASSOCIATES INC
filed 2009-11-10
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, the aggregate market value of the common stock of Hewitt Associates, Inc. outstanding shares estimated to be held by non-affiliates was $2,766,307,082 based on a March 31, 2009 closing price of $29.76. While it is difficult to determine the number of shares owned by affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant believes this estimate is reasonable.

Class	Outstanding as of October 31, 2009
Class A Common Stock - $0.01 par value	93,502,969

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in response to Part III (Items 10 – 14) of this Annual Report to the extent described herein.

HEWITT ASSOCIATES, INC.

FORM 10-K

For The Fiscal Year Ended

September 30, 2009

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

We have adopted a Code of Conduct that applies to all employees as well as our Board of Directors; a Code of Ethics for Senior Executive Financial Officers that applies to our principal executive officer, principal financial and accounting officer and certain other senior employees; and corporate governance guidelines for our Board of Directors. The Code of Conduct, Code of Ethics and corporate governance guidelines, as well as the Charters for the three committees of our Board of Directors, the Audit Committee, the Compensation and Leadership Committee and the Nominating and Corporate Governance Committee, are posted on our website, www.hewitt.com. We will post on our website any amendments to or waivers of the Code of Ethics for Senior Executive Financial Officers. Copies of these documents will be provided free of charge upon written request directed to Investor Relations, Hewitt Associates, Inc. 100 Half Day Road, Lincolnshire, IL 60069.

We use the terms “Hewitt”, “the Company”, “we”, “us” and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries.

Item 1.	Business

Overview

Hewitt is a leading global provider of human resources outsourcing and consulting services. We help our clients generate greater value from their investment in their people by helping them solve their most complex talent, benefit and related financial challenges. Founded in 1940, Hewitt began as a provider of actuarial services for sponsors of retirement plans and executive compensation consulting services. Over the last seven decades, we expanded to provide a full range of human capital services that anticipate our clients’ changing business needs. Today, we operate in three business segments – Benefits Outsourcing, Human Resource Business Process Outsourcing (“HR BPO”) and Consulting – employing more than 23,000 associates in 32 countries.

Our clients benefit from our nearly 70 years of experience developing global human capital management strategies, programs and processes. Our Consulting organization works with clients to define human resource strategies that support the priorities of their business. Our consultants then develop and implement customized solutions to fit our clients’ unique needs. Our Benefits Outsourcing and HR BPO segments manage, streamline, automate and administer part or all of our clients’ human resources programs. Of our $3.0 billion of net revenues in 2009, approximately 51% was generated by our Benefits Outsourcing segment, approximately 33% was generated by our Consulting segment, and approximately 16% was generated by our HR BPO segment. See Note 23 to the consolidated financial statements for additional information on Segments and Geographic Data.

Our impressive client portfolio reflects our decades-long success at providing quality services to exceptional companies, and serves as a catalyst for discussions with both prospective and existing clients about how we can deliver value in new or expanded ways. We believe that the quality of our relationships is a competitive advantage. We serve more than 300 Benefits Outsourcing clients, 26 significant multi-service clients as well as a number of smaller single-service clients within HR BPO, and more than 3,000 Consulting clients, many of which are Fortune Global 1000 companies.

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

Benefits Outsourcing Segment

Companies are increasingly looking for ways to control benefit costs while meeting employees’ expectations for enhanced benefit services. We help them by providing management tools that can improve service quality, while reducing the cost of their health care and retirement benefits. These management tools are augmented with employee decision-support tools that help participants get the most out of their benefit plans.

Our industry-leading, proprietary Total Benefit AdministrationTM (“TBA”) platform seamlessly integrates the administration of clients’ primary benefits programs—defined benefit, defined contribution and health and welfare. The TBA system allows integrated, single-system administration with the flexibility of multiple access channels (i.e., call centers, interactive voice response and the internet). Using our web-enabled self-service center, Your Benefits ResourcesTM (“YBR”), client employees can execute transactions and manage their benefit programs using modeling tools and a variety of other support tools. We provide TBA services primarily to companies with more than 15,000 employees through contracts that average three to five years in length. These multi-year contracts combined with high client renewal rates result in significant annual revenue retention.

We also have a growing mid-market service offering generally targeted for companies with 3,000 to 15,000 employees through contracts that average three to seven years in length. For this market, our TBA Enterprise solution provides defined benefit and defined contribution services based on a highly standardized version of the TBA platform. Our health and welfare service offering is built on the Core Benefits Administration (“CBA”) platform from our acquisition of RealLife HR, Inc. (“RealLife HR”) in 2007, as well as our proprietary Health and Welfare Enterprise solution.

Benefits Outsourcing Service Offering Detail

Defined Benefit Plan Administration: Defined benefit or pension plans are subject to numerous laws and regulations that can make administration of these programs complex and paper-intensive. In addition, improper or inaccurate plan administration carries compliance risk. We have re-engineered, streamlined and automated defined benefit plan administration to make plan administration more consistent and accurate. We help employees model their retirement options, and initiate and process retirement transactions through our internet-based tools or through our automated voice response system. Through our call centers, we provide access to pension counselors who are knowledgeable about employees’ pension programs and who can explain the employees’ options and how the pension plans work. Because we also provide comprehensive actuarial and investment consulting services, we believe we can provide comprehensive solutions for clients and deliver services more efficiently than many of our competitors. Similarly, because of our administration of health care, defined contribution and pension programs, we can provide end-to-end integrated benefit solutions for employees as well.

Defined Contribution Plan Administration: Defined contribution (e.g., 401(k) plan) administration requires the management of participant, payroll and investment fund data and transactions; daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers; and daily posting of investment results to individual defined contribution accounts. We provide defined contribution plan administration both to the mid-market (i.e., between 3,000 and 15,000 participants) and the large market (i.e., 15,000 or more participants).

Hewitt is an independent administrator that does not manage proprietary investments. Many of our competitors offer a bundled service providing both defined contribution administration and the management of plan assets in their proprietary investment funds. We believe our independence is a strength. Our focus is to provide reliable administrative and consultative services to plan sponsors and effective and comprehensive retirement planning and decision support services to employees. As an independent administrator, we have no vested interest in which funds our clients choose to include in their plans or which investments their employees elect. We also work with researchers at leading academic institutions and other organizations to analyze our rich data sources to identify trends in participant behavior. We then leverage our consulting expertise to develop superior solutions to help clients improve their strategies for addressing employees’ financial needs.

Health and Welfare Plan Administration: Administering health and welfare benefit programs is an important and complex task. Clients must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Companies must provide employees with information explaining available health and welfare options, answer their questions regarding alternatives and provide them with vehicles for making their choices and managing their plans. In addition, ongoing health and welfare administration requires managing payroll deductions and eligibility status data for health plans and providers.

Through the TBA system, we manage clients’ annual enrollment processes, communicate to employees their available options and support employee health and welfare decision-making. Whether through web-based tools, an automated voice response system or call centers, employees can obtain information about available options and model health and welfare benefit costs under different scenarios. In addition, Hewitt’s ProviderDirect tool helps employees select in-network medical providers by criteria such as specialty, location and gender. Our Participant Advocacy service assists employees in resolving health plan eligibility, access and claim issues. The Your Spending Account™ flexible spending account administration service gives employees a paperless way to manage their health care spending accounts and file claims for reimbursement. These tools and services are also available as standalone offerings through our Point Solutions services (discussed below).

For ongoing health and welfare plan administration, we connect with over 200 insurance companies and health plan providers in the United States, Canada and Puerto Rico to facilitate eligibility data transfer, resolve quality issues and report employer premiums and fees. We offer services that facilitate the transfer of premiums and fees for our clients to the respective health and welfare plans. We also offer collection and payment of employees’ portion of program costs, which is more efficient for our clients and helps ensure contributions to health and welfare plans for inactive employees and retirees are credited accurately.

We provide health and welfare administration services to mid-size companies via our CBA platform, as well as our proprietary Health and Welfare Enterprise solution. The CBA platform provides mid-size companies with a robust, streamlined and cost-effective solution to maximize the return on their benefits investment. This offering has enabled us to increase our share of the mid-market, thereby contributing to the overall growth of the Benefits Outsourcing segment.

Point Solutions: Point Solutions was formed in 2006 to provide standalone HR outsourcing services to complement our current core Benefits Outsourcing and HR BPO offerings. Our Point Solutions offerings include, among others:

•

Absence Management, which helps employers improve financial and operational performance by minimizing the costs, productivity impact and liabilities associated with all forms of absence, including short- and long-term disability and family medical leave. We accomplish this by integrating best-in-class competencies in clinical disability management, technology and analysis, data integration, reporting and effective return-to-work programs. We provide measurable outcomes that help clients implement sustainable, long-term absence management strategies.

•

Clinical Advocacy, which assists clients that are focusing on wellness, education and treatment options. We accomplish this by allowing participants to speak with medical professionals regarding their health care questions or concerns. Our medical professionals can provide direction, education and research for participants as they make decisions regarding their health and the health of their dependents.

•

Flexible Spending Account Administration, through which we offer a comprehensive solution for administering all types of spending accounts, including, but not limited to, Health Reimbursement Agreements (HRAs), Health Savings Accounts (HSAs), Flexible Spending Accounts (FSAs) and Commuter Benefits programs.

•	Claims and Appeals, in which our knowledgeable experts ensure unbiased and consistent review of eligibility and enrollment claims for company benefit plans.

•	Your Total Rewards, which provides comprehensive and customized online solutions for communicating total compensation and benefits package information to both employees and job candidates.

•

Dependent Audit, which includes a proven process whereby ineligible dependents are removed from clients’ health plan coverage utilizing technology and customer representatives to ensure the clients’ employees and their organizations receive the appropriate support throughout the audit process.

We expect to sell and deliver incremental standalone solutions to our existing base of Benefits Outsourcing, HR BPO and Consulting clients, and to new prospects. We also are continually expanding our offerings and identifying new standalone product solutions. We believe this approach will allow us to grow the business and expand our overall client base.

HR BPO Segment

We began delivering HR BPO services in the early 2000s, and were a pioneer in the HR BPO industry. Today, we provide clients with market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions.

Specifically, we provide self-service tools for a wide range of human resources programs for employees, managers and HR professionals. In addition, we provide call centers for those interactions and transactions that require personal assistance. We transmit and transfer data between the client and both their employees and outside parties, such as health plans, trustees and investment managers. We also provide clients with online tools that enable them to report on and analyze the effectiveness of, and the return on investments in, benefits, compensation and human resources programs, and to facilitate communication and project management.

Companies engage us for HR BPO services for reasons similar to outsourcing benefits administration: to reduce costs and focus on core business. Companies gain expertise, innovation and access to current technology and processes through the economies of scale we can achieve by using repeatable processes and standardized technologies.

HR BPO Service Offering Detail

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

Workforce Management: We provide a portfolio of services that allows clients to manage their workforce more effectively and efficiently. The portfolio includes the following services:

•	Compensation administration services, including administration of salary, bonus and stock options and administration of salary surveys.

•	Total rewards services, including strategy, design, implementation and communication of benefits and compensation programs.

•

Leave and absence management services, including a comprehensive case management approach to leave initiation, leave tracking and management, and coordination with third parties for compliance with the Family and Medical Leave Act and disability and personal leave policies.

•	Workforce analytics, including predefined, configurable reports that identify key HR data that positively impact business results with easy-to-use self-service tools allowing drill-down capability.

Talent Management: We offer the following services to help clients successfully build upon their most valuable asset, their people:

•	Recruiting services, including need identification, sourcing and attraction, screening, interviewing and selection, offer management, reporting and compliance.

•

Learning and development services, including learning paths and certificates, course catalog administration, event scheduling and logistics, evaluation and assessments, accounting and content development and sourcing.

•	Performance management services, including planning and evaluation support, feedback collection and individual profile maintenance.

•	Succession planning services, including maintenance of succession trees, tracking and monitoring of high-potential employees and development of incumbent and candidate profiles.

Consulting Segment

We developed our human resources expertise over nearly 70 years. Helping clients define strategies and design human resources programs to solve the challenges of acquiring, managing, motivating and retaining the pivotal talent needed to create and sustain a competitive advantage has been and continues to be the focus of our Consulting segment. Our experts provide benefits, talent, compensation and investment management solutions – developed from our deep capabilities in HR strategy, risk management, analytics and delivery – to more than 3,000 clients across the globe.

Consulting Service Offering Detail

Retirement and Financial Management Consulting: We assist clients with three primary activities:

•	Designing overall retirement program strategies aligned with the needs of companies and their employees;

•	Providing actuarial analyses and financial strategies to support clients in pension and risk management issues; and

•	Consulting on asset allocation, investment policies and investment manager evaluation.

Talent and Organization Consulting: We provide clients with strategy and design advice for meeting their people- and workforce-related business challenges in the following areas:

•	Acquiring, managing and motivating the talent needed to meet business objectives;

•	Recommending effective and competitive compensation and performance management programs that align leaders and the broader workforce with business objectives;

•

Resolving people-related issues that determine the success or failure of organizational changes and business restructurings, such as mergers, acquisitions, divestitures, initial public offerings and joint ventures; and

•	Analyzing the activities and costs of the human resources function in order to improve efficiencies, reduce costs and enhance effectiveness of the function.

Health Management Consulting: Our Health Management consultants help clients lower health care costs and improve productivity with strategies, analytics and world-class program management to improve the clinical health of individuals and financial health of benefit programs. Our services help clients:

•	Assess their current plans to identify employee health risks and lifestyle behaviors, system issues, compliance concerns and provider performance;

•	Design solutions to meet their business goals and the health needs of their employee and dependent populations; and

•	Measure and manage results in areas of employee health and productivity, vendor and plan performance, and desired outcomes.

In addition, the Consulting segment provides tailored communication services to enhance the success of client solutions in all of our service areas, including Benefits Outsourcing and HR BPO. Our Consulting services are closely aligned with our Benefits Outsourcing services in order to offer clients total end-to-end solutions.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside company for human resources solutions.

—

Benefits Outsourcing: The principal competitors to our Benefits Outsourcing segment are the outsourcing divisions of large financial institutions such as Fidelity Investments, JP Morgan Chase, T. Rowe Price, ING Institutional Plan Services and Vanguard, in addition to consulting firms or technology outsourcing and consulting firms such as Mercer, Affiliated Computer Services, HP EDS/ExcellerateHRO, Watson Wyatt Worldwide, Aon, Automatic Data Processing, Ceridian, Aliquant, Empyrean and Workscape.

—

HR BPO: The principal competitors to our HR BPO segment are technology consultants and integrators such as Accenture, Affiliated Computer Services and IBM, and companies that have extended their services into human resources outsourcing such as Convergys. In addition, new entrants from other industries or geographies are starting to emerge as competitors including Indian IT outsourcing companies such as Tata and Wipro, and NorthgateArinso which has been traditionally more focused on the European market.

—

Consulting: The principal competitors in our Consulting segment are consulting firms focused on broader human resources such as Mercer, Towers Perrin and Watson Wyatt Worldwide. We also face competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

We believe the principal competitive advantage strengthening our Benefits Outsourcing, HR BPO and Consulting businesses is our ability to create total end-to-end human resources solutions for clients. We accomplish this by demonstrating the depth and value of our experience and expertise in the full range of integrated strategy, design, administration, communication and delivery of human resources services. Other important factors are our deep, long-term client relationships, our technology infrastructure, including underlying proprietary platforms, our ability to add value in a cost-effective manner, our employees’ technical and industry expertise, our singular focus on HR and our professional reputation.

Seasonality and Inflation

Revenues and income vary over the fiscal year. Within our Benefits Outsourcing segment, we generally experience a seasonal increase in our fiscal first and fourth quarter revenues because our clients’ benefit enrollment processes typically occur during the latter half of the calendar year. Within our Consulting segment, we typically experience a seasonal peak in the fiscal third and fourth quarters which reflects our clients’ business needs for these services as they design new programs in anticipation of annual enrollment processes. We believe inflation has had little effect on our results from operations during the past three years.

Technology Innovation

We believe that our technological capabilities are an essential component of our strategy to grow our Benefits Outsourcing, HR BPO and Consulting businesses and create new service offerings. Our strategy is to develop proprietary, custom solutions through open industry standards when we believe we can develop a better solution than those available in the market, and to integrate existing best-in-class systems when we believe these solutions best meet our clients’ needs.

We develop systems that are adaptable across multiple delivery channels (internet, automated voice response and call center). It was this technology strategy that led us to innovations such as Total Benefit Administration™, the first system for administering all three primary benefits programs through a single, integrated database which enabled real-time interactions over multiple customer channels. Examples of other technology-based tools and service enhancements include:

—

myHR®, a comprehensive human resources portal that presents policies, resources and data personalized by role and by each individual’s eligibility and participation in applicable compensation, benefits and other human resources programs;

—	AccessDirect™, a personalized navigation system for the internet or telephone that connects employees to benefits providers;

—

Your Benefits Resources™, an online platform that uses dynamic personalization to provide employees with customized content and decision support tools and allows real-time management of health and welfare, defined contribution and defined benefit decisions and transactions;

—

Hewitt Plan Sponsor Sight, a service that utilizes best-in-class portal, collaboration and data warehousing technologies which offers an online center allowing clients to collaborate and manage work with us, analyze and report on their benefits programs and interact with a community of their peers; and

—

Your Total Rewards and Your Total Rewards Executive, online platforms that present to employees or executives comprehensive information on the full value of the employment relationship, including base salary and bonuses, stock compensation, retirement plans, health care coverage, life and accident insurance, training and development opportunities, work/life benefits and other rewards.

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

Employees

As of September 30, 2009, we had approximately 23,000 employees serving our clients through 107 offices in 32 countries, excluding joint ventures and minority investments.

Item 1A.	Risk Factors

The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively, our revenues and profit margins will be adversely affected.

The outsourcing and consulting markets in which we operate include a large number of service providers and are highly competitive. Many of our competitors are expanding the services they offer in an attempt to gain additional business. Additionally, some competitors have established and are likely to continue to establish cooperative relationships among themselves or with third parties to increase their ability to address client needs. Some of our competitors have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger international presence and more established relationships with their customers and suppliers than we have. Additional competitors have entered some of the marketplaces in which we compete. In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margin.

A significant or prolonged economic downturn could have a material adverse effect on our revenues, financial condition and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly in the United States, may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. Our revenues under many of our outsourcing contracts depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions or reductions in the size of our clients’ workforce. Reduced demand for our services could increase price competition. Some portion of our services may be considered by our clients to be more discretionary in nature and thus, demand for these services may be impacted by economic slowdowns. Furthermore, a deterioration of the credit market could significantly impact our ability to access capital or liquidate investments in the future. Any of these effects could have a material adverse effect on our revenues, financial condition or results of operations.

The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.

Our profitability is a function of our ability to control our costs and improve our efficiency. As we adapt to change in our business, enter into new engagements, acquire additional businesses and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

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

Even though outsourcing clients typically sign long-term contracts, these contracts may be terminated at any time, with or without cause, by our client upon 90 to 180 days written notice. Our outsourcing clients are generally required to pay a termination fee; however, this amount may not be sufficient to fully compensate us for the profit we would have received if the contract had not been cancelled. Consulting contracts are typically on an engagement-by-engagement basis versus a long-term contract. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin.

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriate staffing costs of our personnel, we will not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients’ perception of our ability to add value through our services and general economic conditions. Our profitability in providing HR BPO services is largely based on our ability to drive cost efficiencies during the term of our contracts for such services. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

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

The areas in which we provide outsourcing and consulting services are the subject of government regulation which is constantly evolving. Changes in government regulations in the United States, our principal geographic market, affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for, or profitability of, our services. In addition, our growth strategy includes a number of global expansion objectives which further subject us to applicable laws and regulations of countries outside the United States. If we are unable to adapt our services to applicable laws and regulations, our ability to grow our business or to provide effective outsourcing and consulting services in these areas will be negatively impacted. Recently, we have seen regulatory initiatives in both the United States and certain European countries result in companies either discontinuing their defined benefit programs or de-emphasizing the importance such programs play in the overall mix of their benefit programs with a trend toward increased use of defined contribution plans. If organizations discontinue or de-emphasize defined benefit plans more rapidly than we anticipate, the results of our business could be adversely affected.

In addition, the United States government is pursuing comprehensive health care reform. If health care reform initiatives are adopted that reduce the role or extent of employer-sponsored health care, our results of operations could be adversely impacted.

Moreover, there are presently multiple initiatives proposed by the Securities and Exchange Commission and the U.S. Congress that could either restrict the ability of multi-service human resources firms, such as the Company, to provide certain executive compensation consulting services to public company compensation committees and/or require enhanced disclosure of all fees paid to such firms, including fees for non-compensation consulting services. If such initiatives are adopted, there is a risk that a number of our United States public company clients may seek compensation consulting services from compensation consultants that provide no services other than compensation consulting and, as a result, our results of operations could be adversely impacted.

Our accounting for our long-term contracts requires using estimates and projections that may change over time. Such changes may have a significant or adverse effect on our reported results of operations or consolidated balance sheet.

Projecting contract profitability on our long-term outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. In particular, HR BPO is a relatively immature industry and we have limited experience in estimating implementation and ongoing costs compared to our more mature Benefits Outsourcing business. Further, changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts may change our initial estimates of future contract results. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results. Refer to Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis.

The loss of a significantly large client or several clients could have a material adverse effect on our revenues and profitability.

Although no one client comprised more than ten percent of our net revenues in any of the three years ended September 30, 2009, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Some of our largest clients employ us for Benefits Outsourcing and HR BPO services. As a result, given the amount of time needed to implement new outsourcing clients, there is no assurance that we would be able to promptly replace the revenues or income lost if a significantly large client or several clients terminated our services or decided not to renew their contracts with us.

We may have difficulty integrating or managing acquired businesses, which may harm our financial results or reputation in the marketplace.

Our expansion and growth may be dependent in part on our ability to make acquisitions. The risks we face related to acquisitions include that we could overpay for acquired businesses, face integration challenges, have difficulty finding appropriate acquisition candidates, and any acquired business could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability, as well as our reputation, could be adversely affected.

We may pursue additional acquisitions in the future, which may subject us to a number of risks, including;

—	diversion of management attention;

—	inability to retain key personnel, other employees and clients of the acquired business;

—	potential dilutive effect on our earnings;

—	inability to establish uniform standards, controls, procedures and policies;

—	entry into new markets or service areas;

—	exposure to legal claims for activities of the acquired business prior to acquisition; and

—	inability to effectively integrate the acquired company and its employees.

Any excess of the purchase price paid by Hewitt in an acquisition over the fair value of the net tangible and identifiable intangible assets acquired will be accounted for as goodwill. Goodwill is not amortized as an expense but is subject to periodic reviews for impairment. Refer to Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. If an impairment charge is required in the future, the charge would negatively impact reported earnings in the period of the charge. For the year ended September 30, 2007, the Company recorded impairment of goodwill related to the HR BPO segment in the amount of $280 million, as a component of operating results in the consolidated statement of operations in Item 8. Financial Statements and Supplementary Data.

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

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and plan participants. We have established several policies and procedures to help protect the security and privacy of this information. Although we continue to review and improve our policies and procedures, it is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to, or successfully implement processes in response to, changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

We depend on our employees; the inability to attract new talent or the loss of key employees could damage or result in the loss of client relationships and adversely affect our business.

Our success and ability to grow are dependent, in part, on our ability to hire and retain large numbers of talented people. In particular, our employees’ personal relationships with our clients are an important element of obtaining and maintaining client engagements. The inability to attract qualified employees in sufficient numbers to meet demand or losing employees who manage substantial client relationships or possess substantial or unique experience or expertise could adversely affect our ability to secure and complete engagements, which would adversely affect our results of operations.

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

As of September 30, 2009, we had a total of 107 offices in 32 countries and 3 additional offices in 3 additional countries through joint ventures. In fiscal 2009, approximately 78% of our total revenues were attributable to activities in the United States and approximately 22% of our revenues were attributable to our activities in Europe, Canada, the Asia-Pacific region and Latin America. Our ability to provide services from global locations having lower cost structures than the United States and continued penetration of markets beyond the United States are important components of our growth strategy. A number of risks may inhibit our international operations and global sourcing efforts, preventing us from realizing our global expansion objectives, including:

—	insufficient demand for our services in international jurisdictions, which may be due to applicable laws and regulations or benefit practices in such jurisdictions;

—	ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

—

the burdens of complying with a wide array of international laws and regulations, and U.S. laws, regulating operations outside the U.S., including but not limited to regulations regarding the flow and transfer of data and other information between countries;

—	multiple and possibly overlapping and conflicting tax laws;

—	restrictions on the movement of cash;

—	political instability and international terrorism;

—	currency fluctuations;

—	longer payment cycles;

—	restrictions on the import and export of technologies;

—	price controls or restrictions on exchange of foreign currencies;

—	trade barriers; and

—	inflationary risks in foreign countries.

The demand for our services may not grow at rates we anticipate.

The growth for certain Benefits Outsourcing services has slowed, particularly in the large plan market (over 15,000 participants). Most companies have already outsourced their defined contribution plans, many companies have frozen their defined benefit plans and few new defined benefit plans are being adopted. Some larger companies that have not previously outsourced some of their benefit programs may wish to continue to administer such programs themselves rather than outsource a larger portion of their human resources function. If a greater than anticipated percentage of such organizations decide not to outsource such programs, it could also have an adverse impact on our revenues and profit margins.

In addition, we continue to devote significant attention to our HR BPO services offering. The market for HR BPO services continues to develop, and we continue to modify our service offerings to meet market need and provide the quality of services our clients expect of us at acceptable margins. Our offering may not be well received by our clients, or the demand for human resources business process outsourcing may not grow as rapidly as we anticipate, which could have an adverse impact on our revenues and profit margins.

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

As part of providing services to clients, we rely on a number of third-party service providers. These providers include, but are not limited to, plan trustees and payroll service providers responsible for transferring funds to employees or on behalf of employees, and providers of data and information, such as software vendors, health plan providers, investment managers and investment advisers, that we work with to provide information to clients’ employees. Those providers also include providers of human resource functions such as recruiters and trainers employed by us in connection with our human resources business processing services delivered to our clients. Failure of third-party service providers to perform in a timely manner could result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.

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

The internet is a key mechanism for delivering our services to our clients efficiently and cost effectively. Our clients may not be receptive to human resource services delivered over the internet due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. Our clients’ concerns may be heightened by the fact we use the internet to transmit extremely confidential information about our clients and their employees, such as compensation, medical information and other personally identifiable information. In addition, the internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. As a result, its performance and reliability may decline. In order to maintain the level of security, service and reliability that our clients require, we may be required to make significant investments in our online methods of delivering human resources services. In addition, websites and proprietary online services have experienced service interruptions and other delays occurring throughout their infrastructure. The adoption of additional laws or regulations with respect to the internet may impede the efficiency of the internet as a medium of exchange of information and decrease the demand for our services. If we cannot use the internet effectively to deliver our services, our revenue growth and results of operation may be impaired.

We may lose client data as a result of major catastrophes and other similar problems that may materially adversely impact our operations. We have multiple processing centers around the world that use various commercial methods for disaster recovery capabilities. Our main data processing center, located in Lincolnshire, Illinois, is in a separate data center configuration to provide back-up capabilities. In the event of a disaster, we have developed business continuity plans; however, they may not be sufficient, and the data recovered may not be sufficient for the administration of our clients’ human resources programs and processes.

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter. This may lead to volatility in our stock price. The factors that are likely to cause these variations are:

—	the rate at which we obtain new outsourcing engagements since our client agreements often require substantial implementation costs that are recovered over the term of the engagements;

—	seasonality of certain services, including annual benefit enrollment processes;

—	timing of outsourcing and consulting projects and their termination;

—	timing of commencement of new outsourcing engagements;

—	changes in estimates of profitability of outsourcing engagements;

—	the introduction of new products or services by us or our competitors;

—	pricing pressure on new client services and renewals;

—	the timing, success and costs of sales, marketing and product development programs;

—	the success of strategic acquisitions, alliances or investments;

—	changes in estimates, accruals and payments of variable compensation to our employees; and

—	general economic factors.

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

At September 30, 2009, the Company had a total of $115.4 million in short- and long-term investments, which are comprised of available-for-sale and trading auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. Since February 2008, all of the Company’s outstanding ARS were subject to failed auctions. We may not be able to liquidate our ARS when we desire liquidity. If we determine that the fair value of these securities is other than temporarily impaired, we would record a loss in our consolidated statement of operations, which could materially impact our results of operations.

In November 2008, the Company accepted an offer from UBS AG (“UBS”), one of its investment brokers, to sell at par value auction rate securities originally purchased from UBS at any time during a two-year period beginning June 30, 2010. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it has the intent to sell these ARS under the terms of the UBS offer. The total impact of the put option and losses related to changes in the fair value of the UBS-brokered ARS was a loss of $18 thousand during the year ended September 30, 2009, included within other (expense) income, net, in the accompanying consolidated statements of operations.

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

Our principal executive offices are located in Lincolnshire, Illinois with a mailing address of 100 Half Day Road, Lincolnshire, Illinois 60069. Our Lincolnshire complex comprises 10 buildings on 2 campuses and approximately 2.0 million square feet, including 2 vacated buildings (approximately 0.6 million square feet). As of September 30, 2009, we had a total of 107 offices in 32 countries and 3 additional offices in 3 additional countries through joint ventures. We do not own any significant real property, but typically lease office space under long-term leases. We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing or consulting agreements, professional liability claims, vendors or service providers or employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range of outcomes, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Insurance and other recoveries of book losses are separately evaluated and recognized only if such recoveries are also probable and reasonably estimable.

During the year ended September 30, 2009, the Company recorded net charges of approximately $8.0 million related to ongoing disputes and settlements.

During the third quarter of fiscal 2009, the Company settled its lawsuit with Philips Electronics UK Limited regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. The Company paid the settlement in the third quarter of fiscal 2009. Certain of the Company’s professional liability insurers have denied $20 million of insurance coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and the Company is litigating its coverage positions and believes substantial recovery is probable.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “HEW”. The following table sets forth the range of high and low sales price for each quarter for the last two fiscal years.

	Fiscal 2008
	High	Low
1st Quarter	$38.84	$32.17
2nd Quarter	$40.39	$32.48
3rd Quarter	$43.00	$37.32
4th Quarter	$42.22	$34.40

	Fiscal 2009
	High	Low
1st Quarter	$36.42	$22.78
2nd Quarter	$33.65	$24.73
3rd Quarter	$31.90	$28.31
4th Quarter	$36.95	$27.92

Holders of Record

As of October 31, 2009, there were 789 stockholders of record of our Class A common stock as furnished by our Stock Transfer Agent and Registrar, Computershare. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our stock held in brokerage accounts for a number of individual stockholders. Accordingly, our actual number of stockholders is difficult to determine with precision, but would be higher than the number of registered stockholders of record.

Share Repurchases

The following table provides information about Hewitt’s Class A share repurchase activity for the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 – 31, 2009 (1)
Class A	883,727	$29.09	802,200	$232,691,705
August 1 – 31, 2009 (1)
Class A	61,148	$33.62	57,000	$230,780,266
September 1 – 30, 2009 (1)
Class A	583,591	$36.24	138,900	$225,825,657

Total Shares Purchased:
Class A	1,528,466	$32.00	998,100	$225,825,657

(1)	The shares purchased relate to the Company’s share repurchase program and also shares employees have had withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for July 1, 2009 through September 30, 2009 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.
(2)	During the first quarter of fiscal 2009, the Board of Directors authorized the Company to repurchase up to $300 million of its outstanding common shares through November 12, 2010.

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

	2009(1)	2008 (2)	2007(3)	2006 (4)	2005
	(In millions, except per share amounts)
Fiscal Year ended September 30:
Total revenues	$3,074	$3,228	$2,990	$2,857	$2,890
Operating income (loss)	434	313	(143)	(64)	234
Net income (loss)	265	188	(175)	(116)	135
Income (loss) per share
Basic	$2.84	$1.90	$(1.62)	$(1.08)	$1.21
Diluted	$2.78	$1.85	$(1.62)	$(1.08)	$1.19

As of September 30:
Cash and cash equivalents and short-term investments	$643	$541	$595	$449	$218
Working capital (5)	649	424	561	429	300
Total assets	2,925	2,979	2,756	2,768	2,657
Long-term portion of debt and capital lease obligations	619	650	233	255	287
Stockholders’ equity	860	650	1,038	1,256	1,311

(1)	In fiscal 2009, we recorded a pretax gain of $9 million related to the sale of two HR BPO businesses.
(2)	In fiscal 2008, we recorded a pretax gain of $36 million related to the sale of the Cyborg business; pretax net charges of $13 million related to HR BPO contract restructurings; and pretax charges of $45 million related to the review of our real estate portfolio.
(3)	In fiscal 2007, we recorded non-cash charges of $329 million related to impairment of goodwill, intangible assets and contract loss provisions; a pretax severance charge of $32 million resulting from ongoing productivity initiatives across the business; a pretax charge of $29 million related to the review of our real estate portfolio; a pretax charge of $15 million related to the anticipated restructuring of an HR BPO contract; and a pretax charge of $5 million resulting from the resolution of a legal dispute with a vendor.
(4)	In fiscal 2006, we recorded non-cash charges of $264 million related to our HR BPO business.
(5)	In fiscal 2008, we reclassified the current portion of deferred contract costs of $83 million and deferred contract revenues of $53 million from non-current assets and non-current liabilities, respectively, into current assets and current liabilities, respectively. Fiscal 2007 results were reclassified to be comparable to the current year presentation; $76 million of deferred contract costs and $50 million of deferred contract revenues were reclassified into current assets and current liabilities, respectively. Working capital data prior to fiscal 2007 have not been reclassified as it was not practical to do so. Therefore, working capital data prior to fiscal 2007 are not comparable to fiscal 2009, 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described previously, in “Disclosure Regarding Forward-Looking Statements” which appears in Part 1 and in Item 1A. “Risk Factors” which appears elsewhere in this Annual Report.

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

Overview

Fiscal 2009 was a strong year for Hewitt, despite the continued effects of the worldwide recession on both our clients and us. We grew earnings, expanded operating margins and improved cash flows. We continued to successfully maintain an aggressive focus on our overall cost structure, which drove the increase in operating income during fiscal 2009. We added new consulting and outsourcing services clients during the year and maintained a strong balance sheet during the recent credit crisis.

Fiscal 2009 net revenues decreased 4.7% as compared to the prior-year period. Excluding third-party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $128.8 million and the net favorable impact of acquisitions and divestitures of $0.9 million, net revenues decreased 0.7%. Lower revenues in HR BPO and Consulting were caused by client terminations and liquidations and lower demand in client discretionary services, respectively. Fiscal 2009 reflected $20.1 million of deferred revenues that were recognized as revenues due to the current-year settlement of a Benefits Outsourcing contract dispute while fiscal 2008 reflected a benefit of $23.1 million related to the restructuring of two HR BPO contracts. Segment results are discussed in greater detail later in this section.

Fiscal 2009 operating income increased $121.3 million, or 38.8%, from the prior year. Lower compensation costs associated with staffing leverage and lower selling, general and administrative costs mostly due to discretionary cost management, as well as a reduced operating loss in our HR BPO segment, contributed to the growth in operating income, which more than offset the decline in revenues. While the impacts of foreign currency translation affected our revenues and expenses during fiscal 2009, the impact to operating income was minimal principally due to the global nature of our operations and our hedging program (refer to Note 6 of the Consolidated Financial Statements for more information on derivative instruments). Consolidated results of operations are discussed in greater detail later in this section.

We continue to maintain a strong balance sheet with significant liquidity even as the broader economy endures the effects of the credit crisis and equity market volatility. Cash and cash equivalents were $581.6 million at September 30, 2009 and included investments in highly-rated money market funds and similar investments. We continuously monitor the investment ratings of our counterparties. At September 30, 2009, we had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of September 30, 2009 was approximately $222.6 million. Subsequent to the fiscal year-end, we increased our available credit by $50 million when we replaced our existing $200 million credit facility with a new three-year, $250 million credit facility.

During fiscal 2009, we continued to repurchase our outstanding common stock. During the year, we repurchased approximately 2.6 million of our outstanding shares at an average price of $28.91, for a total of $74.2 million. At September 30, 2009, we had approximately $225.8 million remaining under our current $300.0 million share repurchase authorization.

On June 30, 2009, we acquired the remaining shares of our former joint venture BodeHewitt AG & Co. KG (“BodeHewitt”), one of the leading pension and benefits consultancies in Germany. We paid €50 million ($70.4 million at June 30, 2009) in cash in exchange for the remaining 72.25% of outstanding shares of BodeHewitt.

For further discussion of our Company’s results, please see our discussion of Consolidated and Segment results in the following section.

CONSOLIDATED RESULTS

The following table sets forth our historical results of operations.

	Year Ended September 30,			% of Net Revenues
($ in thousands)	2009	2008	% Change	2009	2008
Revenues:
Net revenues (1)	$3,003,766	$3,151,389	(4.7)%
Reimbursements	69,794	76,259	(8.5)%

Total revenues	3,073,560	3,227,648	(4.8)%

Operating expenses:
Compensation and related expenses	1,875,401	2,042,623	(8.2)%	62.4%	64.8%
Asset impairment	4,159	4,117	1.0%	0.1	0.1
Reimbursable expenses	69,794	76,259	(8.5)%	2.3	2.4
Other operating expenses (1)	558,075	624,989	(10.7)%	18.6	19.8
Selling, general and administrative expenses	141,361	202,483	(30.2)%	4.8	6.5
Gain on sale of businesses	(9,379)	(35,667)	(73.7)%	(0.3)	(1.1)

Total operating expenses	2,639,411	2,914,804	(9.4)%	87.9	92.5

Operating income	434,149	312,844	38.8%	14.5	9.9

Other (expense) income, net:
Interest expense	(39,979)	(24,788)	61.3%	(1.3)	(0.8)
Interest income	7,410	22,023	(66.4)%	0.2	0.7
Other income, net	8,140	6,365	27.9%	0.2	0.2

Total other (expense) income, net	(24,429)	3,600	n/m	(0.9)	0.1

Income before income taxes	409,720	316,444	29.5%	13.6	10.0

Provision for income taxes	144,595	128,302	12.7%	4.8	4.0

Net income	$265,125	$188,142	40.9%	8.8%	6.0%

(1)	Net revenues include $42,776 and $40,498 of third-party supplier revenues for the years ended September 30, 2009 and 2008, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues decreased 4.7% as compared to the prior-year. Excluding third-party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $128.8 million and the net favorable impact of acquisitions and divestitures of $0.9 million, net revenues decreased 0.7%. This decrease was the result of lower revenues in HR BPO and Consulting caused by client terminations and liquidations and lower demand in client discretionary services, respectively. Fiscal 2009 reflected $20.1 million of deferred revenues that were recognized as revenues due to the current-year settlement of a Benefits Outsourcing contract dispute while fiscal 2008 reflected a benefit of $23.1 million related to the restructuring of two HR BPO contracts. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased $167.2 million, or 8.2%. The decrease is mostly due to the favorable impacts of foreign currency translation related to global operations, lower salary costs associated with a global employee base and other cost management efforts. This was partially offset by higher compensation expense related to the impact of a prior-year acquisition and higher health care costs. Fiscal 2009 reflected the recognition of $15.2 million of deferred costs related to the current-year settlement of the previously noted Benefits Outsourcing contract dispute while fiscal 2008 reflected the recognition of $17.2 million of deferred costs related to the restructuring of two HR BPO contracts.

Asset Impairment

The fiscal 2009 and 2008 impairment charges of $4.2 million and $4.1 million, respectively, included the write-off of deferred set-up costs associated with certain client contracts, in addition to the impairment of customer relationship intangible assets. The fiscal 2008 impairment charges also included the write-off of capitalized software associated with certain client contracts.

Other Operating Expenses

The decrease in other operating expenses of $66.9 million, or 10.7%, was primarily due to lower real estate exit charges in the current period and the favorable impacts of foreign currency translation related to global operations. A reduction in client service delivery costs, reflecting improved management of vendor spending, and lower infrastructure costs, including a decrease in rental expense resulting from prior-year real estate exit charges, also contributed to the decrease.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $61.1 million, or 30.2%. Fiscal 2008 included net charges related to ongoing disputes and settlements with various clients of $24.1 million as compared to $7.8 million of similar charges in fiscal 2009. Discretionary cost management, the favorable impacts of foreign currency translation related to global operations and lower amortization of intangibles also contributed to lower SG&A expenses in fiscal 2009.

Gain on Sale of Businesses

In February 2009, the Company closed on the sale of the net assets and stock relating to its Latin America HR BPO business. Additionally, in March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business. Both divestitures were part of the Company’s efforts to streamline its HR BPO service offerings.

The Company recorded a pretax gain of $9.1 million primarily related to the recognition of cumulative currency translation adjustments during the quarter ended March 31, 2009 as a result of the sale of its Latin America HR BPO business. The Company recorded a pretax gain of $0.3 million during the quarter ended March 31, 2009 as a result of the sale of its HR BPO mobility services business.

On January 31, 2008, the Company sold the net assets of its Cyborg business. Cyborg was acquired in 2003 and provided licensed, processed and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture was a part of the Company’s efforts to streamline its HR BPO service offerings. The Company recorded a pretax gain of $35.7 million during the quarter ended March 31, 2008 as a result of the sale.

Total Other (Expense) Income, Net

Total other (expense) income, net, increased $28.0 million in fiscal 2009 and was driven by higher interest expense and lower interest income. Higher interest expense of $15.2 million resulted from higher average debt balances as compared to fiscal 2008. Lower interest income of $14.6 million was primarily due to lower average interest rates as compared to fiscal 2008.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 35.3% and 40.5% for the years ended September 30, 2009 and 2008, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can vary significantly on a quarterly basis. The current year’s effective rate was impacted by a number of significant items including the settlement of certain federal, state and foreign tax audits, and the favorable tax treatment associated with the divestiture of our Latin America HR BPO business. The impact of these significant items was to decrease the rate by a net 4.2%.

Fiscal Years Ended September 30, 2008 and 2007

	Year Ended September 30,			% of Net Revenues
($ in thousands)	2008	2007	% Change	2008	2007
Revenues:
Net revenues (1)	$3,151,389	$2,921,076	7.9%
Reimbursements	76,259	69,250	10.1%

Total revenues	3,227,648	2,990,326	7.9%

Operating expenses:
Compensation and related expenses	2,042,623	1,906,158	7.2%	64.8%	65.3%
Goodwill and asset impairment	4,117	326,615	(98.7)%	0.1	11.2
Reimbursable expenses	76,259	69,250	10.1%	2.4	2.4
Other operating expenses (1)	624,989	636,698	(1.8)%	19.8	21.8
Selling, general and administrative expenses	202,483	194,572	4.1%	6.5	6.6
Gain on sale of business	(35,667)	—	n/a	(1.1)	—

Total operating expenses	2,914,804	3,133,293	(7.0)%	92.5	107.3

Operating income (loss)	312,844	(142,967)	n/m	9.9	(4.9)

Other income, net:
Interest expense	(24,788)	(20,019)	23.8%	(0.8)	(0.7)
Interest income	22,023	30,219	(27.1)%	0.7	1.0
Other income, net	6,365	8,049	(20.9)%	0.2	0.3

Total other income, net	3,600	18,249	(80.3)%	0.1	0.6

Income (loss) before income taxes	316,444	(124,718)	n/m	10.0	(4.3)

Provision for income taxes	128,302	50,362	154.8%	4.0	1.7

Net income (loss)	$188,142	$(175,080)	n/m	6.0%	(6.0)%

(1)	Net revenues include $40,498 and $69,842 of third-party supplier revenues for the years ended September 30, 2008 and 2007, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues increased 7.9% as compared to the prior-year period. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $40.9 million and the net unfavorable impact of acquisitions and divestitures of $9.5 million, net revenues increased 7.4%. The increase in net revenues was driven by revenue growth across all segments, with Consulting showing the largest increase. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses increased $136.5 million, or 7.2%. An increase in salary costs resulted from an increase in Consulting activities to support demand and higher performance-based compensation. Offsetting these increases were lower salary costs associated with a global employee base, and other cost management efforts and a decrease in severance expense.

Goodwill and Asset Impairment

The fiscal 2008 impairment charges of $4.1 million resulted from the write-off of deferred set-up costs and capitalized software associated with certain client contracts, in addition to the impairment of customer relationship intangible assets. During fiscal 2007, the Company evaluated certain intangible assets related to the HR BPO and Benefits Outsourcing segments for impairment. This review resulted in non-cash impairment charges of $326.6 million, including $279.8 million of goodwill impairment and $46.8 million of asset impairment, which included capitalized software and core technology of $32.6 million, customer relationships of $6.0 million and $7.9 million of anticipated losses on certain contracts.

Other Operating Expenses

The decrease in other operating expenses of $11.7 million, or 1.8%, was primarily due to lower infrastructure costs, including decreases in depreciation and amortization expense mostly resulting from fiscal 2007 impairment and real estate exit charges, in addition to a reduction in third-party supplier costs of $27.8 million. The decrease was partially offset by higher real estate-related charges. Fiscal 2008 and 2007 operating expenses included $44.8 million and $29.3 million, respectively, of real estate-related charges primarily due to the recognition of the fair value of lease vacancy obligations and lease termination charges related to the exit of certain locations, and related acceleration of depreciation of leasehold improvements and equipment and other charges in those years. The fiscal 2008 decrease in other operating expenses was also offset by higher client service delivery charges, net of deferrals, of $8.9 million, primarily related to the increased number of clients which were live with ongoing services and the impact of two previously announced contract restructurings.

Selling, General and Administrative Expenses

The increase in SG&A expenses of $7.9 million, or 4.1%, was primarily attributable to net charges related to ongoing disputes and settlements with various clients of approximately $24.1 million in fiscal 2008. Additionally, a $4.6 million higher allowance for doubtful accounts contributed to the increase. A $15.0 million charge associated with the restructuring of an HR BPO contract and a $4.5 million charge associated with the resolution of a legal dispute with a vendor were both recorded in fiscal 2007, offsetting the increases noted above.

Gain on Sale of Business

On January 31, 2008, the Company sold the net assets of its Cyborg business. Cyborg was acquired in 2003 and provided licensed, processed and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture was a part of the Company’s efforts to streamline its HR BPO service offerings. The Company recorded a pretax gain of $35.7 million during the quarter ended March 31, 2008 as a result of the sale.

Total Other Income, Net

Total other income, net, decreased $14.6 million in fiscal 2008 driven by lower interest income of $8.2 million, due to lower average investment balances and lower average interest rates, as compared to fiscal 2007. Higher interest expense of $4.8 million, resulting from higher average debt balances as compared fiscal 2007, and accelerated discount amortization related to the 2.5% convertible senior notes, also contributed to the increase.

Lower other income, net, of $1.7 million resulted from lower investment gains and higher gains on foreign currency transactions. In fiscal 2008, the Company recognized gains of $2.6 million related to the sale of two equity investments. In fiscal 2007, the Company recognized a pretax gain of $6.0 million related to the sale of a cost method investment.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 40.5% for the year ended September 30, 2008, as compared to 40.4% for the comparable fiscal 2007 period. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The higher effective tax rate in fiscal 2008 compared to fiscal 2007 was due to the mix of income across various jurisdictions and the effect of non-recurring discrete items (including return to provision adjustments and interest on FIN 48 liabilities) in fiscal 2008. The impact of these significant items was to increase the rate by a net 0.2%. The fiscal 2007 tax rate was impacted by non-deductible goodwill impairment charges.

SEGMENT RESULTS

The following table sets forth unaudited historical segment results for the periods presented.

	Year Ended September 30,
($ in thousands)	2009	2008	% Change
Benefits Outsourcing
Segment net revenues	$1,549,991	$1,550,110	(0.0)%
Segment income	387,168	365,336	6.0%
Segment income as a percentage of segment net revenues	25.0%	23.6%

HR BPO
Segment net revenues(1)	$479,724	$554,854	(13.5)%
Segment loss	(5,223)	(83,277)	(93.7)%
Segment loss as a percentage of segment net revenues	(1.1)%	(15.0)%

Consulting
Segment net revenues	$1,011,781	$1,094,323	(7.5)%
Segment income	143,769	143,217	0.4%
Segment income as a percentage of segment net revenues	14.2%	13.1%

Total Company
Segment net revenues (1)	$3,041,496	$3,199,287	(4.9)%
Intersegment revenues	(37,730)	(47,898)	(21.2)%

Net revenues	3,003,766	3,151,389	(4.7)%
Reimbursements	69,794	76,259	(8.5)%

Total revenues	$3,073,560	$3,227,648	(4.8)%

Segment income	$525,714	$425,276	23.6%
Unallocated shared service costs	91,565	112,432	(18.6)%

Operating income	$434,149	$312,844	38.8%

(1)	HR BPO net revenues include $42,776 and $40,498 of third-party supplier revenues for the year ended September 30, 2009 and 2008, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenues were flat compared to fiscal 2008. Net revenues were also flat after adjusting for the unfavorable effect of foreign currency translation of $17.3 million and the favorable impact of acquisitions of $16.7 million. Mid-market client growth was offset by a decrease in project work and current period adjustments related to client service issues in prior years. Fiscal 2009 reflected the benefit of $20.1 million of deferred revenues that were recognized as revenues due to the current-year settlement of a contract dispute while fiscal 2008 reflected the benefit of $9.0 million related to the resolution of two HR BPO contract restructurings which also impacted Benefits Outsourcing.

Benefits Outsourcing operating income increased 6.0% compared to fiscal 2008. The increase was due to cost savings related to lower real estate exit charges, infrastructure cost management efforts and the favorable expense impacts of foreign currency translation related to global operations. This was partially offset by the impact of a prior-year acquisition, decreased project work, current period adjustments for client service issues in prior years and higher health care costs. Fiscal 2009 reflected a benefit relating to the current-year settlement of a contract dispute while fiscal 2008 reflected a benefit related to the restructuring of two HR BPO contracts which also impacted Benefits Outsourcing.

HR BPO

HR BPO net revenues decreased 13.5%. Excluding third-party supplier revenues and adjusting for the unfavorable effect of foreign currency translation of $19.7 million and the impact of $31.5 million of revenues generated in fiscal 2008 by divested businesses, net revenues decreased 5.6%. The HR BPO revenue decrease was primarily due to client terminations and liquidations. This was offset by an increase in the number of clients going live with contract services over the last twelve months and certain contractual adjustments. Also contributing to the decrease was the prior-year benefit of $14.1 million related to the resolution of two contract restructurings.

HR BPO operating loss decreased 93.7% compared to fiscal 2008. The prior-year period included a gain on the sale of Cyborg of $35.7 million while the current-year period included gains on the sale of the net assets of the HR BPO Latin America and mobility services businesses of $9.1 million and $0.3 million, respectively. Contributing to the decrease in segment loss were lower costs associated with staffing leverage and infrastructure cost management efforts, lower real estate exit charges and lower amortization of intangibles. The prior-year period also included net charges of $13.0 million related to the restructuring of two HR BPO contracts and charges of $5.7 million related to disputes and settlements with various clients.

Consulting

Consulting net revenues decreased 7.5%. Adjusting for the unfavorable effect of foreign currency translation of $91.8 million and the impact of acquisitions of $15.8 million, net revenues decreased 0.6%. The revenue decrease was due to lower revenues from Talent and Organization Consulting services, reflecting declines across all regions, and Communication services in North America, both a result of a continued adverse economic environment. This was partially offset by growth related to Retirement and Financial Management services in Europe and North America, reflecting demand related to economic volatility, and modest growth in Health Management consulting.

Consulting operating income increased 0.4% compared to fiscal 2008. The increase in segment income was due to discretionary expense management, as well as lower performance-based compensation. This was partially offset by the unfavorable impacts of foreign currency translation related to global operations and higher severance expenses.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, human resources, management and corporate relations and other related costs.

Unallocated costs decreased $20.9 million, or 18.6%. The decrease was primarily due to lower real estate exit charges and lower professional services fees.

Fiscal Years Ended September 30, 2008 and 2007

The following table sets forth unaudited historical segment results for the periods presented.

	Year Ended September 30,
($ in thousands)	2008	2007	% Change
Benefits Outsourcing
Segment net revenues	$1,550,110	$1,475,326	5.1%
Segment income	365,336	303,984	20.2%
Segment income as a percentage of segment net revenues	23.6%	20.6%

HR BPO
Segment net revenues	$554,854	$539,452	2.9%
Segment loss	(83,277)	(492,193)	(83.1)%
Segment loss as a percentage of segment net revenues	(15.0)%	(91.2)%

Consulting
Segment net revenues	$1,094,323	$945,866	15.7%
Segment income	143,217	143,992	(0.5)%
Segment income as a percentage of segment net revenues	13.1%	15.2%

Total Company
Segment net revenues (1)	$3,199,287	$2,960,644	8.1%
Intersegment revenues	(47,898)	(39,568)	21.1%

Net revenues	3,151,389	2,921,076	7.9%
Reimbursements	76,259	69,250	10.1%

Total revenues	$3,227,648	$2,990,326	7.9%

Segment income (loss)	$425,276	$(44,217)	n/m
Unallocated shared service costs	112,432	98,750	13.9%

Operating income (loss)	$312,844	$(142,967)	n/m

(1)	HR BPO net revenues include $40,498 and $69,842 of third-party supplier revenues for the year ended September 30, 2008 and 2007, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenues increased 5.1%. Adjusting for the favorable impact of foreign currency translation of $4.5 million and acquisitions of $16.7 million, net revenues increased 3.7%. The increase in revenues was primarily due to an increase in clients going live with contract services over fiscal 2008, increased project work and the benefit of $9.0 million of revenue related to the resolution of two contract restructurings, partially offset by lost clients.

Benefits Outsourcing operating income increased 20.2% compared to fiscal 2007. Growth was mostly due to an increase from fiscal 2007 in higher margin project work, a decrease in compensation expense associated with lower severance and lower salary costs related to a global employee base, and other infrastructure cost management efforts. This growth was partially offset by higher contractor costs and operating expense related to certain large, complex clients that went live with ongoing services, as well as higher performance-based compensation and net litigation costs. Fiscal 2007 results also reflected $10.1 million of additional loss reserves for anticipated losses on certain European contracts and $4.5 million resulting from the resolution of a legal dispute with a vendor.

HR BPO

HR BPO net revenues increased 2.9%. Excluding third-party revenues and adjusting for the favorable impact of foreign currency translation of $10.5 million and the impact of $21.1 million from the additional revenues generated by Cyborg in the prior fiscal year, net revenues increased 12.4%. The increase was primarily related to an increase in the number of clients which went live with contract services over fiscal 2008 and growth in revenue from existing clients, including an increase in project work and transactional volumes. This was partially offset by planned service reductions to certain current and former clients. Also contributing to the increase was the benefit of $14.1 million related to the resolution of two contract restructurings.

HR BPO operating loss decreased 83.1% compared to fiscal 2007. The decrease in the loss was due to lower impairment charges recorded in fiscal 2008 and improvements in operating performance. Fiscal 2007 results reflected charges of $279.8 million for goodwill impairment and $30.4 million for intangible asset impairment related to the impairment of capitalized software, core technology intangible assets and customer relationship intangibles. The decrease in the loss was also due to lower operating expense in fiscal 2008, which included a gain on the sale of Cyborg of $35.7 million. The segment loss also improved due to staffing leverage, infrastructure cost management efforts and increased direct revenue. Fiscal 2008 included net charges of $12.8 million related to the previously announced restructurings of two HR BPO contracts as compared to $15.0 million of charges recorded in fiscal 2007 related to the restructuring of a client contract. Fiscal 2008 also included net charges related to ongoing disputes and settlements with various clients of $4.1 million.

Consulting

Consulting net revenues increased 15.7%. Adjusting for the favorable effects of foreign currency translation of $26.0 million and acquisitions of $13.9 million, net revenues increased 11.5%. The majority of this growth resulted from increased demand in North America and Europe for Retirement and Financial Management services, driven by funding legislation and ongoing pension accounting changes. Also contributing to the revenue growth was increased demand for Talent and Organization Consulting in the U.S., the Asia-Pacific region and Europe, as well as demand for Health Management consulting in the U.S.

Consulting operating income decreased 0.5% compared to fiscal 2007. The decrease was mostly due to higher compensation expense, some of which related to investments for practice growth, driven by increased salaries, performance-based compensation, benefits and severance. Fiscal 2008 included $12.6 million in severance charges related to workforce restructuring. Offsetting the decrease was revenue growth.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, human resources, management and corporate relations and other related costs.

Unallocated costs increased $13.7 million, or 13.9%, primarily due to charges related to the real estate restructurings, higher performance-based compensation expenses and legal fees in fiscal 2008, partially offset by lower costs due to severance expense incurred in fiscal 2007 related to restructuring actions and lower outside consulting costs.

Critical Accounting Policies and Estimates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). Effective for reporting periods ending after September 15, 2009 (Hewitt’s fourth quarter of fiscal 2009), this pronouncement established the FASB ASC as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Company adopted this statement as of September 30, 2009. The adoption of this statement did not have a material effect on the financial statements or related disclosures. However, the disclosures and other items have been updated to include appropriate references to the FASB ASC.

Conforming with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and this Annual Report. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial and financial valuation techniques. We periodically re-evaluate these significant factors and make adjustments when facts and circumstances change; however, actual results may differ from estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition and client contract loss reserves, deferred contract costs and revenues, performance-based compensation, accounts receivable and unbilled work in process, goodwill and other intangible assets, retirement plans, income taxes, share-based compensation and investments.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Outsourcing contract terms typically range from three to five years for Benefits Outsourcing contracts and five to ten years for HR BPO contracts, while Consulting arrangements are generally short-term in nature.

In connection with FASB ASC 605-25 Revenue Recognition—Multiple-Element Arrangements (“FASB ASC 605-25”), we have contracts with multiple elements primarily in our Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. FASB ASC 605-25 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered items; and

•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If these criteria are not met, deliverables included in an arrangement are accounted for as a single unit of accounting and revenue is deferred until the period in which the final deliverable is provided or a predominant service level has been attained. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Revenue is then recognized using a proportional-performance method, such as recognizing revenue based on transactional services delivered, or on a straight-line basis (as adjusted primarily for volume changes), as appropriate.

Refer to the New Accounting Pronouncements – Other section within Note 2 of the notes to the consolidated financial statements for recent updates to the authoritative accounting guidance relating to revenue recognition for multiple-element arrangements which the Company expects to adopt in fiscal 2010.

The Company provides consulting services to its clients either on a time-and-material or on a fixed-fee basis. On fixed-fee engagements, revenues are recognized either as services are provided using a proportional-performance method, which utilizes estimates of overall profitability and stages of project completion, or at the completion of the project, based on the facts and circumstances of the client arrangement.

Contract losses on outsourcing or consulting arrangements are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs, including any remaining deferred contract costs, exceed the estimated total revenues that will be generated by the contract. When a loss is identified, it is first recorded as an impairment of deferred contract costs related to the specific contract, if applicable, with the remaining amount recorded as a loss reserve. Estimates are monitored during the term of the contract and any changes to the estimates are recorded in the period in which the change is identified and may result in adjustments to the loss reserve.

Deferred Contract Costs and Deferred Contract Revenues

For long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or customizing systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting, specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to the commencement of revenue recognition, are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the contract ongoing services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date.

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

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we become aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy), we record an allowance for doubtful accounts to reduce the client receivable or unbilled work in process to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due or unbilled work in process is not billed. Facts and circumstances may change, which would require us to alter our estimates of the collectibility of client receivables and unbilled work in process. A key factor mitigating this risk is our diverse client base. For the years ended September 30, 2009, 2008 and 2007, no single client accounted for more than 10% of our total revenues.

Goodwill and Other Intangible Assets

In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired are based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value are based primarily upon future cash flow projections for the acquired businesses and net assets, discounted to present value using a risk-adjusted discount rate. These estimates are generally made in consultation with a third-party valuation specialist. We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Retirement Plans

We provide pension benefits to certain of our employees outside of North America and other postretirement benefits to certain of our employees in North America. The valuation of the funded status and net periodic pension and other postretirement benefit costs are calculated using actuarial assumptions, which are reviewed annually. The assumptions include rates of increases in employee compensation, interest rates used to discount benefit obligations, the long-term rate of return on plan assets, anticipated future health care costs and other assumptions involving demographic factors such as retirement, mortality and turnover. The selection of assumptions is based on both short-term and long-term historical trends and known economic and market conditions at the time of the valuation. Actual results in the future could differ from expected results. Please refer to Note 17 for more information on our assumptions. The most critical assumptions pertain to the plans covering employees outside North America, as these plans are the most significant to our consolidated financial statements.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more-likely-than-not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return requires achieving a more-likely-than-not threshold. The Company records a liability for the difference between the benefit recognized and measured pursuant to the provisions included in FASB ASC 740 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

Share-Based Compensation

Our employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards, and employees can also receive incentive stock options.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Compensation cost of all share-based awards with performance conditions is recognized on a straight-line basis (if cliff vesting) or on an accelerated-attribution basis (if graded vesting) over the requisite service period or the implicit service period, if it is probable that the performance conditions will be met. Estimated forfeitures are reviewed periodically and changes to the estimated forfeiture rate are adjusted through current period earnings. Employer payroll taxes are also recorded as expense over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer, generally for four years from the grant date.

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

Investments

Short-term and long-term investments include marketable debt securities that are classified as available-for-sale or trading and recorded at fair value. Marketable debt securities include auction rate securities (“ARS”) which generally have long-term nominal maturities that exceed one year, with interest rates that reset periodically in scheduled auctions (generally every 7-35 days). Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss) to the extent they are considered temporary. Realized gains or losses and other than temporary losses are reported in other income (expense), net, on the consolidated statements of operations.

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

Summary of Cash Flows	Year Ended September 30,
(in thousands)	2009	2008	2007
Cash provided by operating activities	$432,998	$327,902	$435,230
Cash used in investing activities	(183,266)	(122,828)	(32,502)
Cash used in financing activities	(202,277)	(33,152)	(174,579)
Effect of exchange rates on cash and cash equivalents	(7,307)	(9,171)	11,666

Net increase in cash and cash equivalents	40,148	162,751	239,815
Cash and cash equivalents at beginning of year	541,494	378,743	138,928

Cash and cash equivalents at end of year	$581,642	$541,494	$378,743

Cash and cash equivalents were $581.6 million, $541.5 million and $378.7 million as of September 30, 2009, 2008 and 2007, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

Operating activities

The Company’s cash provided by operating activities increased in fiscal 2009 by $105.1 million from the prior year. This increase reflected improved receivables collections and stronger operating performance, partially offset by lower outsourcing net deferrals and higher performance-based compensation related to fiscal 2008 performance.

The Company’s cash provided by operating activities decreased in fiscal 2008 by $107.3 million from fiscal 2007. The Company faced increasing working capital requirements for client receivables and unbilled work in process, higher tax payments and higher performance-based compensation paid in fiscal 2008 for fiscal 2007 performance. These factors more than offset the increase in the Company’s net income, net of non-cash gains and charges, and higher deferred contract costs that provided more operating cash in fiscal 2007.

Investing activities

Cash used in investing activities increased $60.4 million in fiscal 2009, which reflected lower net proceeds from the sale of investments in the current year. The Company used less cash to pay for acquisitions and received less cash for the sale of businesses in fiscal 2009 as compared to fiscal 2008. The Company also used more cash in the current year in investing activities primarily due to an increase in capital expenditures and investment in software development.

Cash used in investing activities increased $90.3 million in fiscal 2008 compared to fiscal 2007. The primary causes of this change were increases in capital expenditures and additions to capitalized software, along with an increase in cash used for the Company’s three acquisitions in fiscal year 2008. The cash proceeds received from the sale of the Cyborg business partially offset these increases. Net sales of investments also provided slightly less cash in fiscal 2008.

Financing activities

Cash used in financing activities increased $169.1 million in fiscal 2009. Although the Company repurchased more of its shares in the prior year, the Company also received $707.1 million more cash in the prior year related to its long-term debt offering and short-term borrowings. This resulted in more cash used in financing activities in fiscal 2009. The Company repurchased a total of $74.2 million of its outstanding shares in fiscal 2009 as compared to $566.4 million in fiscal 2008. The Company also used less cash to make debt repayments in fiscal 2009.

Cash used in financing activities decreased $141.4 million in fiscal 2008 compared to fiscal 2007 as the proceeds from the Company’s long-term debt offering more than offset the increased use of cash to repurchase Hewitt’s common stock. The Company repurchased approximately 15.1 million of its outstanding shares at an average price of $37.54, for a total of approximately $566.4 million, during fiscal 2008. Net payments on the Company’s short-term debt holdings also used more cash in fiscal 2008.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the foreseeable future.

At September 30, 2009, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of September 30, 2009 was approximately $222.6 million. Subsequent to the fiscal year-end, the Company increased its available credit by $50 million when it replaced an existing $200 million credit facility with a new three-year, $250 million credit facility. Additional information on the Company’s borrowings and available credit is included in Note 11 and Note 12 to the consolidated financial statements.

Contractual Obligations

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and other long-term liabilities. The following table shows the minimum payments required under existing agreements that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2009.

Contractual Obligations

(in millions)

	Payments Due in Fiscal Year
	Total	2010	2011- 2012	2013- 2014	Thereafter
Operating leases (1)	$571	$90	$158	$132	$191

Capital leases (2):
Principal	82	12	21	22	27
Interest	21	5	8	5	3

	103	17	29	27	30

Debt (3):
Principal	573	25	44	274	230
Interest	156	31	58	42	25

	729	56	102	316	255

Purchase commitments (4)	83	47	25	10	1

Other long-term obligations (5)	95	10	17	16	52

Total contractual obligations	$1,581	$220	$331	$501	$529

(1)	We have various third-party operating leases for office space, furniture and equipment such as copiers, servers and disk drives with terms ranging from one to twenty years. Refer to Note 13 to the consolidated financial statements for additional information on operating leases.
(2)	We have two buildings and various telecommunications equipment under capital lease which are payable over various terms and are secured by the related property and equipment. Refer to Note 13 to the consolidated financial statements for additional information on capital leases.
(3)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest on both fixed and variable interest rate debt. The current rate as of September 30, 2009 is assumed for the variable rate debt for the entire term. See Note 11 and Note 12 to the consolidated financial statements for additional information regarding our debt.
(4)	Purchase commitments include, among other things, telecommunication usage, software licenses, consulting services and insurance coverage obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.
(5)	Other long-term obligations consist primarily of payments for pension plans, postretirement benefit plans and other long-term obligations. Other long-term obligations do not include income taxes payable or long-term income taxes payable for uncertain tax positions. We are unable to reasonably estimate the timing of future payments related to uncertain tax positions. Refer to Note 21 to the consolidated financial statements for additional information on uncertain tax positions.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement or that are reasonably likely to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in foreign currency exchange rates and interest rates. In December 2007, we initiated a foreign currency risk management program involving the uses of financial derivatives and, in August 2008, we initiated a debt risk management program involving interest rate swaps. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2009, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

Foreign exchange risk

For the year ended September 30, 2009, revenues from U.S. operations as a percent of total revenues were approximately 78%. Operating in international markets means that we are exposed to fluctuations in foreign exchange rates. Approximately 10% and 5% of our net revenues for the year ended September 30, 2009 were from the United Kingdom and Canada, respectively. Changes in these foreign exchange rates can have a significant impact on our translated international results of operations in U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the year ended September 30, 2009 would have impacted our annual revenue and operating income by approximately $31.2 million and $2.7 million, respectively. A 10% change in the average exchange rate for the Canadian dollar for the year ended September 30, 2009 would have impacted our annual revenue and operating income by approximately $15.2 million and $2.2 million, respectively.

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge up to 75% of future exposures. As of September 30, 2009, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 66% of forecasted transactions of approximately $136.6 million over the next 15 months. A 10% change in the exchange rate on the related exposure would result in an increase or decrease in related expenses of approximately $13.7 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $9.1 million on settlement of the derivative instruments.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, short-term and long-term investments and variable interest rate debt.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We invest in U.S. treasuries and agencies, AAA rated money market funds, A1/P1 rated commercial paper and bank/term deposits and regularly monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. Our portfolio earned interest at an average rate of 0.8% during the year ended September 30, 2009. A one percentage point change would have impacted our interest income by approximately $5.1 million for the year ended September 30, 2009.

Our short- and long-term investments consist of auction rate securities (“ARS”) which are comprised of federally insured, student loan-backed securities. These securities were valued using a discounted cash flow model based on assumptions including current interest yields and a discount rate commensurate with the expected holding period. A one percentage point change on the interest income yields would impact the fair value of the ARS holdings by approximately $4.0 million. A one percentage point change in the discount rate used for valuing the ARS holdings would impact the fair value by approximately $2.6 million.

Our short-term variable rate debt consists of our unsecured lines of credit. Our variable interest rate debt had an effective interest rate of 2.6% during the year ended September 30, 2009. A one percentage point change would have impacted our interest expense related to all outstanding variable rate debt by approximately $3.1 million for the year ended September 30, 2009.

On August 8, 2008, the Company entered into a long term loan agreement that provides for a senior unsecured term loan in the amount of $270 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR which will change depending on the Company’s leverage ratio. The Term Loan matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long-term variable rate debt. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. As of March 31, 2009, the Company had swapped $270 million of the Term Loan for the first three years, $185 million for the fourth year and $100 million for the fifth year. Only the variable LIBOR component of the Term Loan debt was swapped to fixed rate. The applicable fixed rate on the Term Loan is 4.68%. As of September 30, 2009, these hedges are still in place. A one percentage point change in LIBOR would increase or decrease our interest expense related to the Term Loan by approximately $2.7 million over a full year. Consistent with the use of the derivatives to offset the effect of interest rate fluctuations, such increases or decreases in interest rate expenses would be offset by corresponding gains or losses, respectively, of approximately $2.7 million on settlement of the derivative instruments.

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

As required under this Item 9A, the management report titled “Management’s Assessment of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” appear on pages 40 and 41 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

1. Financial Statements

The financial statements listed on the Index to Financial Statements (page 39) are filed as part of this Annual Report.

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 90 through 93) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT ASSOCIATES, INC.

By:	/s/ JOHN J. PARK
John J. Park
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of November 2009:

/s/ RUSSELL P. FRADIN	/s/ MICHAEL E. GREENLEES
Russell P. Fradin	Michael E. Greenlees
Chairman and Chief Executive Officer	Director
(Principal executive officer)

/s/ JOHN J. PARK	/s/ ALEX J. MANDL
John J. Park	Alex J. Mandl
Chief Financial Officer	Director
(Principal financial and accounting officer)

/s/ WILLIAM J. CONATY	/s/ CARY D. McMILLAN
William J. Conaty	Cary D. McMillan
Director	Director

/s/ CHERYL A. FRANCIS	/s/ THOMAS J. NEFF
Cheryl A. Francis	Thomas J. Neff
Director	Director

/s/ JUDSON C. GREEN	/s/ STEVEN P. STANBROOK
Judson C. Green	Steven P. Stanbrook
Director	Director

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment using those criteria, as of September 30, 2009, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended September 30, 2009, 2008 and 2007 and the Company’s internal control over financial reporting as of September 30, 2009. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

HEWITT ASSOCIATES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited Hewitt Associates, Inc.’s (the Company) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewitt Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hewitt Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Hewitt Associates, Inc. as of September 30, 2009 and 2008, and for each of the three years in the period ended September 30, 2009, and our report dated November 10, 2009, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

November 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hewitt Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hewitt Associates, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 in the notes to the consolidated financial statements, effective October 1, 2007 the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (codified primarily in FASB ASC Topic 740 Income Taxes) and EITF 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (codified primarily in FASB ASC Topic 710-20 Defined Benefit Plans – General). As disclosed in Note 2 in the notes to the consolidated financial statements, effective September 30, 2007, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (codified primarily in FASB ASC Topic 715-20 Defined Benefit Plans – General).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewitt Associates, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

November 10, 2009

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	September 30, 2009	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$581,642	$541,494
Short-term investments	60,994	—
Client receivables and unbilled work in process, less allowances of $14,381 and $18,029 at September 30, 2009 and 2008, respectively	527,272	655,543
Prepaid expenses and other current assets	169,533	129,529
Funds held for clients	131,801	102,518
Short-term deferred contract costs, net	89,919	83,444
Deferred income taxes, net	34,119	34,104

Total current assets	1,595,280	1,546,632

Non-Current Assets:
Deferred contract costs, less current portion	254,905	287,060
Property and equipment, net	384,254	385,885
Other intangible assets, net	191,479	206,822
Goodwill	412,745	364,141
Long-term investments	54,442	124,530
Other non-current assets, net	31,535	63,762

Total non-current assets	1,329,360	1,432,200

Total Assets	$2,924,640	$2,978,832

LIABILITIES

Current Liabilities:
Accounts payable	$20,790	$15,880
Accrued expenses	164,724	239,521
Funds held for clients	131,801	102,518
Advanced billings to clients	137,447	158,238
Accrued compensation and benefits	393,463	403,611
Short-term deferred contract revenues, net	61,356	52,733
Short-term debt	—	17,602
Current portion of long-term debt and capital lease obligations	36,282	133,002

Total current liabilities	945,863	1,123,105

Non-Current Liabilities:
Deferred contract revenues, less current portion	192,056	237,648
Debt and capital lease obligations, less current portion	618,561	650,182
Other non-current liabilities	223,835	240,637
Deferred income taxes, net	84,023	77,058

Total non-current liabilities	1,118,475	1,205,525

Total Liabilities	$2,064,338	$2,328,630

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS - Continued

(In thousands except for share and per share amounts)

	September 30, 2009	September 30, 2008
STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 132,844,269 and 130,390,880 issued, 93,535,270 and 94,227,120 shares outstanding, as of September 30, 2009 and 2008, respectively	$1,328	$1,304
Additional paid-in capital	1,662,687	1,579,077
Cost of common stock in treasury, 39,308,999 and 36,163,760 shares of Class A common stock as September 30, 2009 and 2008, respectively	(1,277,815)	(1,183,427)
Retained earnings	469,777	206,558
Accumulated other comprehensive income, net	4,325	46,690

Total stockholders’ equity	860,302	650,202

Total Liabilities and Stockholders’ Equity	$2,924,640	$2,978,832

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share and per share amounts)

	Year Ended September 30,
	2009	2008	2007
Revenues:
Revenues before reimbursements (net revenues)	$3,003,766	$3,151,389	$2,921,076
Reimbursements	69,794	76,259	69,250

Total revenues	3,073,560	3,227,648	2,990,326

Operating expenses:
Compensation and related expenses	1,875,401	2,042,623	1,906,158
Goodwill and asset impairment	4,159	4,117	326,615
Reimbursable expenses	69,794	76,259	69,250
Other operating expenses	558,075	624,989	636,698
Selling, general and administrative expenses	141,361	202,483	194,572
Gain on sale of businesses	(9,379)	(35,667)	—

Total operating expenses	2,639,411	2,914,804	3,133,293

Operating income (loss)	434,149	312,844	(142,967)

Other (expense) income, net:
Interest expense	(39,979)	(24,788)	(20,019)
Interest income	7,410	22,023	30,219
Other income, net	8,140	6,365	8,049

Total other (expense) income, net	(24,429)	3,600	18,249

Income (loss) before income taxes	409,720	316,444	(124,718)

Provision for income taxes	144,595	128,302	50,362

Net income (loss)	$265,125	$188,142	$(175,080)

Earnings (loss) per share:
Basic	$2.84	$1.90	$(1.62)
Diluted	$2.78	$1.85	$(1.62)

Weighted average shares:
Basic	93,400,271	98,791,739	107,866,281
Diluted	95,390,026	101,970,321	107,866,281

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except for share and per share amounts)

	Class A Common Shares		Additional Paid-in	Treasury Stock, at Cost		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balance at September 30, 2006	124,932,189	$1,249	$1,368,189	14,109,780	$(401,365)	$213,224	$75,072	$1,256,369
Comprehensive loss:
Net loss	—	—	—	—	—	(175,080)	—	(175,080)
Other comprehensive income:
Unrealized gains on short-term investments, net of tax	—	—	—	—	—	—	8	8
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	49,827	49,827

Total other comprehensive income							49,835	49,835
Total comprehensive loss								(125,245)
Share-based compensation expense	—	—	40,925	—	—	—	—	40,925
Excess tax benefits from stock plans	—	—	9,140	—	—	—	—	9,140
Restricted stock unit vesting	613,678	6	(6)	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	6,436,164	(195,835)	—	—	(195,835)
Issuance of Class A common shares:
Employee stock options	2,377,618	24	54,159	—	—	—	—	54,183
Outside Directors	3,508	—	—	—	—	—	—	—
Net forfeiture of restricted common stock pursuant to the global stock plan	(254,740)	(2)	2	—	—	—	—	—
Adoption of FASB ASC 715-30 recognition provisions (formerly SFAS No. 158) (net of tax)	—	—	—	—	—	—	(1,525)	(1,525)

Balance at September 30, 2007	127,672,253	$1,277	$1,472,409	20,545,944	$(597,200)	$38,144	$123,382	$1,038,012

	Class A Common Shares		Additional Paid-in	Treasury Stock, at Cost		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balance at September 30, 2007	127,672,253	$1,277	$1,472,409	20,545,944	$(597,200)	$38,144	$123,382	$1,038,012

Comprehensive income:
Net income	—	—	—	—	—	188,142	—	188,142
Other comprehensive loss:
Unrealized losses on investments, net of tax	—	—	—	—	—	—	(4,273)	(4,273)
Retirement Plans, net of tax							(23,834)	(23,834)
Unrealized losses on hedging transactions, net of tax	—	—	—	—	—	—	(6,412)	(6,412)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(42,173)	(42,173)

Total other comprehensive loss							(76,692)	(76,692)
Total comprehensive income								111,450
Share-based compensation expense	—	—	48,345	—	—	—	—	48,345
Excess tax benefits from stock plans	—	—	14,744	—	—	—	—	14,744
Restricted stock unit vesting	938,872	9	(9)	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	15,617,816	(586,227)	—	—	(586,227)
Issuance of Class A common shares:
Employee stock options	1,847,653	18	43,588	—	—	—	—	43,606
Net forfeiture of restricted common stock pursuant to the global stock plan	(67,898)	—	—	—	—	—	—	—
Adoption of certain provisions of FASB ASC 740-10 (formerly FIN 48)	—	—	—	—	—	(7,036)	—	(7,036)
Adoption of FASB ASC 710-10-25-4 (formerly EITF 06-02) (net of tax)	—	—	—	—	—	(12,692)	—	(12,692)

Balance at September 30, 2008	130,390,880	$1,304	$1,579,077	36,163,760	$(1,183,427)	$206,558	$46,690	$650,202

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued

(In thousands except for share and per share amounts)

	Class A Common Shares		Additional Paid-in	Treasury Stock, at Cost		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total
Balance at September 30, 2008	130,390,880	$1,304	$1,579,077	36,163,760	$(1,183,427)	$206,558	$46,690	$650,202

Comprehensive income:
Net income	—	—	—	—	—	265,125	—	265,125
Other comprehensive loss:
Unrealized gains on investments, net of tax	—	—	—	—	—	—	1,438	1,438
Retirement Plans, net of tax							(10,732)	(10,732)
Unrealized gains on hedging transactions, net of tax	—	—	—	—	—	—	4,189	4,189
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(37,448)	(37,448)

Total other comprehensive loss							(42,553)	(42,553)
Total comprehensive income								222,572
Share-based compensation expense	—	—	54,329	—	—	—	—	54,329
Excess tax benefits from stock plans	—	—	9,253	—	—	—	—	9,253
Restricted stock unit vesting	1,613,745	16	(16)	—	—	—	—	—
Purchase of Class A common shares for treasury	—	—	—	3,145,239	(94,388)	—	—	(94,388)
Issuance of Class A common shares:
Employee stock options	866,871	9	20,043	—	—	—	—	20,052
Net forfeiture of restricted common stock pursuant to the global stock plan	(27,227)	(1)	1	—	—	—	—	—
Adoption of FASB ASC 715-30 measurement date provision (formerly SFAS No. 158) (net of tax)	—	—	—	—	—	(1,906)	188	(1,718)

Balance at September 30, 2009	132,844,269	$1,328	$1,662,687	39,308,999	$(1,277,815)	$469,777	$4,325	$860,302

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$265,125	$188,142	$(175,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	164,693	174,767	190,393
Goodwill and asset impairment	4,159	4,117	326,615
Gain on sale of businesses	(9,379)	(35,667)	—
Share-based compensation	54,329	48,345	40,937
Deferred income taxes	17,332	6,976	(19,147)
Fair value adjustment related to financial assets	18	—	—
Gain on sale of investments	—	(2,581)	(5,982)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	102,982	(34,271)	13,342
Prepaid expenses and other current assets	(35,441)	(51,155)	(4,581)
Deferred contract costs	(92,393)	(102,214)	(143,619)
Other assets	2,600	(22,646)	(5,102)
Accounts payable	5,219	(4,962)	(11,183)
Accrued compensation and benefits	(1,899)	34,787	82,024
Accrued expenses	(56,422)	22,518	30,842
Advanced billings to clients	(11,478)	(1,515)	(7,525)
Deferred contract revenues	44,607	96,077	111,930
Other long-term liabilities	(21,054)	7,184	11,366

Net cash provided by operating activities	432,998	327,902	435,230

Cash flows from investing activities:
Purchases of investments	—	(426,675)	(400,794)
Proceeds from sales of investments	5,300	513,064	502,331
Additions to property and equipment	(127,907)	(117,556)	(88,477)
Cash paid for acquisitions and transaction costs, net of cash acquired	(61,764)	(134,081)	(45,562)
Cash received for sale of businesses	1,105	42,420	—

Net cash used in investing activities	(183,266)	(122,828)	(32,502)

Cash flows from financing activities:
Proceeds from the exercise of stock options	20,052	43,606	54,183
Excess tax benefits from the exercise of share-based awards	7,002	10,227	4,912
Proceeds from short-term borrowings	18,119	185,468	103,771
Proceeds from long-term borrowings	—	539,751	—
Repayments of short-term borrowings, capital leases and long-term debt	(153,062)	(225,977)	(141,610)
Purchase of Class A common shares for treasury	(94,388)	(586,227)	(195,835)

Net cash used in financing activities	(202,277)	(33,152)	(174,579)

Effect of exchange rate changes on cash and cash equivalents	(7,307)	(9,171)	11,666

Net increase in cash and cash equivalents	40,148	162,751	239,815

Cash and cash equivalents, beginning of year	541,494	378,743	138,928

Cash and cash equivalents, end of year	$581,642	$541,494	$378,743

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009, 2008 and 2007

(In thousands except for share and per share amounts unless otherwise noted)

1.	Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources benefits, outsourcing and consulting services. Benefits Outsourcing includes administrative services for health and welfare, defined contribution and defined benefit plans, and absence management. Human Resource Business Process Outsourcing (“HR BPO”) includes workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, time and attendance, procurement expertise and vendor management. Hewitt’s Consulting business provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

2.	Summary of Significant Accounting Policies

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). Effective for reporting periods ending after September 15, 2009 (Hewitt’s fourth quarter of fiscal 2009), this pronouncement established the FASB ASC as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Company adopted this statement as of September 30, 2009. The adoption of this statement did not have a material effect on the financial statements or related disclosures. However, the disclosures have been updated to include appropriate references to the FASB ASC.

Principles of Consolidation

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowance for doubtful accounts, depreciation and amortization, contract and project loss reserves, performance-based compensation, short- and long-term investments, asset impairment, taxes and contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the estimates.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

The Company’s outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period that the related ongoing service revenues are recognized. Services provided outside the scope of the Company’s outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

The Company provides consulting services to its clients either on a time-and-material or fixed-fee basis. Revenues are recognized monthly under time-and-material-based arrangements as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using a proportional-performance method or at the completion of a project based on facts and circumstances of the client arrangement.

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

In connection with FASB ASC 605-25, Revenue Recognition—Multiple-Element Arrangements (“FASB ASC 605-25”), the Company has contracts with multiple elements primarily in its Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. FASB ASC 605-25 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered items; and

•

The arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Revenue is then recognized using a proportional-performance method, such as recognizing revenue based on transactional services delivered, or on a straight-line basis (as adjusted primarily for volume changes), as appropriate. If these criteria are not met, deliverables included in an arrangement are accounted for as a single unit of accounting and revenue and cost are deferred until the period in which the final deliverable is provided or a predominant service level has been attained and then recognized over the life of the contract.

The Company records revenues earned in excess of amounts billed as a current asset (unbilled work in process). The Company records amounts billed in excess of revenues earned, prior to rendering services, as a current liability (advanced billings to clients).

The Company considers the criteria established by FASB ASC 605-45-45, Revenue Recognition – Principal Agent Considerations, in determining whether revenue should be recognized on a gross or a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the delivery of services, changes the delivered product, performs part of the service delivered, has discretion on vendor selection and bears credit risk.

Reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues in accordance with FASB ASC 605-45-45-23, Reimbursements Received for Out-of-Pocket Expenses Incurred. Similarly, related reimbursable expenses are also shown separately within operating expenses.

Deferred Contract Costs and Deferred Contract Revenues

For long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period that the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or customizing systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting, specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing, are deferred and amortized over the remaining contract services period. Implementation fees are also generally received from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues and costs would then be recognized into earnings over the remaining service period through the termination date.

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

Income Taxes

The Company applies the asset and liability method described in FASB ASC 740, Income Taxes (“FASB ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the change is enacted. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more-likely-than-not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

Financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return requires achieving a more-likely-than-not threshold. The Company records a liability for the difference between the benefit recognized and measured pursuant to FASB ASC 740 and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties, as deemed appropriate.

Foreign Currency Translation

The Company’s foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income, net, in stockholders’ equity. Gains or losses resulting from foreign exchange transactions are recorded in earnings within other income (expense), net. Transaction gains (losses) totaled $6,000, $254 and ($3,589) in fiscal 2009, 2008 and 2007, respectively.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables, unbilled work in process and short- and long-term investments. Hewitt invests its cash equivalents in government and agency securities, the highest rated money market and similar investments, and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled work in process and receivables are limited as no client makes up a significant portion of the Company’s billings. The majority of the Company’s short- and long-term investments are comprised of federally insured, student loan-backed securities which are rated Aaa/AAA/AAA by Moody’s, S&P and Fitch, respectively, and are spread among many state issuers. Credit risk itself is limited due to the Company’s large number of Fortune 500 clients, its clients’ strong credit histories and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2009, 2008 and 2007, no single client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents and client receivables are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. As of September 30, 2009 and 2008, the carrying value of the Company’s fixed rate unsecured senior term notes was $276,000 and $283,000, respectively, and the fair value was estimated to be approximately $294,368 and $287,649, respectively. The estimate of fair value was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with maturities of 90 days or less when purchased. At September 30, 2009 and 2008, cash and cash equivalents included cash in checking and money market accounts as well as corporate tax-advantaged money market investments maturing in 90 days or less. At September 30, 2008, $814 of the Company’s cash was restricted in connection with a prior year acquisition. The restricted cash held at September 30, 2008 was paid out under the terms of an Escrow Agreement on October 30, 2008.

Funds Held for Clients

Some of the Company’s outsourcing agreements require the Company to hold funds on behalf of clients. Funds held on behalf of clients are segregated from Hewitt corporate funds. There is usually a short period between when the Company receives funds and when it pays obligations on behalf of clients.

Investments

Short-term and long-term investments include marketable debt securities that are classified as available-for-sale or trading and recorded at fair value. Marketable debt securities include auction rate securities (“ARS”) which generally have long-term nominal maturities that exceed one year, with interest rates that reset periodically in scheduled auctions (generally every 7-35 days). Unrealized gains or losses are reported as a component of accumulated other comprehensive income, net, to the extent they are deemed temporary. Realized gains or losses and other-than-temporary unrealized losses are reported in other income (expense), net, on the consolidated statements of operations.

Refer to Note 5 for more information on the Company’s investments.

Client Receivables and Unbilled Work in Process

The Company periodically evaluates the collectibility of its client receivables and unbilled work in process based on a combination of factors. In circumstances where the Company becomes aware of a specific client’s difficulty in meeting its financial obligations (e.g., bankruptcy), the Company records an allowance for doubtful accounts to reduce the client receivable or unbilled work in process to the amount the Company reasonably believes will be collected. For all other clients, the Company recognizes an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due or unbilled work in process is not billed. Facts and circumstances may change that would require the Company to alter its estimates of the collectibility of client receivables and unbilled work in process. Accounts are written off against the allowance when the Company determines that the receivable or unbilled work in process will not be collected.

Property and Equipment

Property and equipment, which include amounts recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Computer equipment	3 to 5 years
Capitalized software	3 to 5 years
Telecommunications equipment	5 years
Furniture and equipment	5 to 15 years
Buildings	39 years
Buildings under capital lease	15 years
Leasehold improvements	Lesser of estimated useful life or lease term

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its fair value.

Software Development Costs

Costs for software developed for internal use are accounted for in accordance with FASB ASC 350-40, Intangibles-Goodwill and Other – Internal-Use Software (“FASB ASC 350-40”). FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal-use software. Client-related costs capitalized in accordance with FASB ASC 350-40 are included in deferred contract costs, while capitalized costs for internal-use software are included in property and equipment in the consolidated balance sheet. The Company amortizes the cost of software obtained or developed for internal use over periods ranging from three to five years. The Company amortizes the cost of software developed for client use over the life of the related client contract.

Costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of FASB ASC 350-40 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software project (to the extent of their time is spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized.

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators of impairment arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the net assets for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.

Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Amortization of the Company’s definite-lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Trademarks and tradenames	1 to 10 years
Core technology	5 to 10 years
Customer relationships	7 to 30 years

Share-Based Compensation

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Compensation cost of all share-based awards with performance conditions are recognized on a straight-line basis (if cliff-vesting) or on an accelerated-attribution basis (if graded-vesting) over the requisite service period or the implicit service period, if it is probable that the performance conditions will be met. Estimated forfeitures are reviewed periodically and changes to the estimated forfeiture rate are recorded in current period earnings. Employer payroll taxes are also recorded as expense over the vesting period. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer based on vesting dates.

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

The Company uses the simplified method to determine the expected life assumption for all of its options. The Company continues to use the simplified method as it does not believe that it has sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded.

New Accounting Pronouncements – Fair Value Measurements

In April 2009, the FASB issued three Staff Positions (“FSPs”) intended to provide additional application guidance regarding fair value measurements and impairments of securities. These FSPs were incorporated into the FASB ASC (collectively, “ASCs”). The FSPs included the following:

(i)	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (included in FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall). This FSP relates to determining fair value when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair value when markets have become inactive.

(ii)	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (included in FASB ASC 825-10-50, Financial Instruments – Overall – Disclosure). This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value at interim periods.

(iii)

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (included in FASB ASC 320-10-35, Investments – Overall – Subsequent Measurement). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Under this FSP, if an impairment exists and the entity intends to sell the security or it is more-likely-than-not that an entity will sell the debt or equity security before recovery, the impairment is considered other-than-temporary and the entire amount of the impairment is recognized in earnings. Additionally, if an impairment of a debt security exists and it is more-likely-than-not that an entity will not sell the debt security before recovery of its cost basis, but it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the security, the impairment is considered other-than-temporary. The amount of the impairment related to credit losses is recognized in earnings and the amount of the impairment related to other factors is recognized in other comprehensive income.

The Company adopted the provisions of the above three ASCs as of June 30, 2009. The application of the provisions of these ASCs did not have a material effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides amendments to FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“FASB ASC 820-10”), for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. This ASU is effective for the first period (including interim periods) beginning after issuance (Hewitt’s first quarter of fiscal year 2010). The Company is currently evaluating the potential impact, if any, of this ASU on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This guidance is included in FASB ASC 825, Financial Instruments. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (Hewitt’s fiscal year 2009). The Company adopted SFAS No. 159 as of October 1, 2008 and elected to apply the fair value option to a put option relating to its auction rate securities (refer to Note 5 for more information on auction rate securities). The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). This guidance is included in FASB ASC 820, Fair Value Measurements and Disclosures. This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 (Hewitt’s fiscal year 2009) and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (also refer to FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information). This FSP provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). This FSP is included in FASB ASC 320-10-35-55A, Fair Value Measurements and Disclosures – Overall – Subsequent Measurement – Financial Assets in a Market That Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 (FASB ASC 820) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

See Note 7 for additional information on fair value measurements.

New Accounting Pronouncements – Other

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement is included in FASB ASC 715, Compensation – Retirement Benefits. The statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end. The Company adopted the recognition and disclosure requirements of the statement as of September 30, 2007 (Hewitt’s fiscal year 2007). The Company adopted the measurement date requirements as of September 30, 2009. The adoption of the measurement date requirements resulted in an increase of $2,948 to other non-current liabilities, an increase to deferred income tax assets of $1,230, an increase of $188 to accumulated other comprehensive income and a decrease of $1,906 to retained earnings.

For further discussion on Hewitt’s retirement plans, see Note 17.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No. 51. Also, refer to FASB ASC 810-10-65, Consolidation – Overall – Transition and Open Effective Date Information. This statement establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Hewitt’s fiscal year 2010). The Company is currently evaluating the potential impact, if any, of this statement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement is included in FASB ASC 805, Business Combinations. This statement requires the Company to continue to follow the guidance in SFAS No. 141 (also included in FASB ASC 805) for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under this statement, adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008 (Hewitt’s fiscal year 2010); however, the guidance in this statement regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to October 1, 2009. The Company will adopt this statement for any business combinations occurring subsequent to October 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement is included in FASB ASC 815, Derivatives and Hedging. This statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (also included in FASB ASC 815, Derivatives and Hedging). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (Hewitt’s second quarter of fiscal year 2009). The Company adopted this statement January 1, 2009 and included the required disclosures in Note 6.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP was included in FASB ASC 260-10-55, Earnings Per Share – Overall – Implementation Guidance and Illustrations. This FSP addresses whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45-59A/60B, Earnings Per Share – Overall – Other Presentation Matters. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (Hewitt’s first quarter of fiscal 2010). All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this guidance. The Company has determined that this guidance will not currently impact its consolidated financial statements as it does not have participating securities with a non-forfeitable right to dividends pursuant to FASB ASC 260-10-55 as of September 30, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP was included in FASB ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans – General. This FSP expands the disclosure requirements relating to an employer’s plan assets of a defined benefit pension or other postretirement plan. The additional disclosures required under this guidance are to be included in the fiscal year ending after December 15, 2009 (Hewitt’s fiscal year 2010). The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement is included in FASB ASC 855-10, Subsequent Events - Overall. This statement requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009 (Hewitt’s third quarter of fiscal 2009). The Company adopted this statement as of June 30, 2009 and has included the required disclosures later in Note 2.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 09-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 09-13”). ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 (Hewitt’s fiscal 2011), however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Hewitt will adopt the provisions of this update effective October 1, 2009 (the beginning of fiscal 2010) for all new contracts and material modifications of existing contracts on or after October 1, 2009. The Company is currently evaluating the impact of the adoption of ASU 09-13, and expects adoption of this ASU will result in earlier recognition of revenue and related costs and a decline in revenue deferral and related cost deferral on certain multiple-element arrangements in the Benefits Outsourcing and HR BPO operating segments.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 10, 2009, which is the date that the accompanying financial statements were issued.

3.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at September 30, 2009 and 2008, consisted of the following:

	2009	2008
Client receivables	$319,419	$414,160
Unbilled work in process	207,853	241,383

Total	$527,272	$655,543

The activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2009, 2008 and 2007, consisted of the following:

	2009	2008	2007
Balance at beginning of year	$18,029	$18,933	$25,333
Increase in allowances	11,798	12,044	8,667
Use of allowances	(15,446)	(12,948)	(15,067)

Balance at end of year	$14,381	$18,029	$18,933

4.	Acquisitions and Divestitures

The Company continually assesses strategic acquisitions to complement its current business or to expand related services. The Company also continually assesses opportunities to streamline its current business and to focus on core offerings. During fiscal 2009, 2008 and 2007, the Company completed the following acquisitions and divestitures:

2009 Acquisitions and Divestitures

On June 30, 2009, the Company acquired the remaining shares of its former joint venture BodeHewitt AG & Co. KG (“BodeHewitt”), one of the leading pension and benefits consultancies in Germany. The total purchase price of €62,500 ($85,400 at various dates) reflects the acquisition of 100% of BodeHewitt shares in stages over several years. In June 2009, the Company paid €50,000 ($70,400 at June 30, 2009) in cash in exchange for the remaining 72.25% of outstanding shares of BodeHewitt. The preliminary purchase price allocation resulted in the aggregate allocation of $57,339 to goodwill as of September 30, 2009, which was assigned to the Consulting segment. The Company will finalize the opening balance sheet related to this acquisition during fiscal 2010. As the acquisition closed on June 30, 2009, the assets and liabilities of BodeHewitt have been consolidated into the Company’s balance sheet, while the results of operations have been included in the consolidated statements of operations beginning with the Company’s fiscal fourth quarter. Prior to this date, the Company accounted for its investment in BodeHewitt under the equity method of accounting. This acquisition is not considered to be material to the Company, and, therefore, pro-forma information has not been presented.

In February 2009, the Company closed on the sale of the net assets and stock relating to its Latin America HR BPO business. Additionally, in March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business. Both divestitures were part of the Company’s efforts to streamline its HR BPO service offerings.

The Company recorded a pretax gain of $9,068 primarily related to the recognition of cumulative currency translation adjustments during fiscal 2009 as a result of the sale of its Latin America HR BPO business. The Company recorded a pretax gain of $311 during fiscal 2009 as a result of the sale of its HR BPO mobility services business.

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

2008 Acquisitions and Divestitures

During 2008, the Company acquired a leaves management business and two Talent and Organization Consulting businesses for cash at an aggregate cost of $134,081. The purchase price allocations resulted in the aggregate allocation of $97,049 to goodwill, of which $59,541 was assigned to the Benefits Outsourcing segment and $37,508 was assigned to the Consulting segment. The Company finalized the opening balance sheets related to these acquisitions during fiscal 2009.

On January 31, 2008, the Company sold the net assets of its Cyborg business (“Cyborg”). Cyborg was acquired in 2003 and provided licensed, processed and hosted payroll software services. Its operations were included in the HR BPO segment. The divestiture was a part of the Company’s efforts to streamline its HR outsourcing service offerings. The Company recorded a pretax gain of $35,667 during fiscal 2008 as a result of the sale.

The Company has ongoing contractual obligations to provide the services previously provided by the divested business, has contracted with the buyer for those services and continues to have direct cash flows with respect to such services. Because of the Company’s continued direct cash flows related to this divested business, the related operations are not classified as discontinued operations.

2007 Acquisitions

On September 4, 2007, the Company purchased 100% of the outstanding shares of RealLife HR, Inc. (“RealLife”) for $42,000. RealLife was a health and welfare administration firm located in the U.S., which historically had focused on outsourcing services for mid-market entities. The Company finalized its purchase price allocation in fiscal 2008, resulting in goodwill of $23,416 recorded in the Benefits Outsourcing segment.

5.	Investments

At September 30, 2009, the Company’s short- and long-term investments were comprised of $115,436 in auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. Since February 2008, all of the Company’s outstanding ARS were subject to failed auctions. During fiscal 2008, $7,950 of the Company’s ARS issues were called by the issuers at par. During fiscal 2009, $5,300 of the Company’s ARS issues were called by the issuers at par.

In November 2008, the Company accepted an offer from UBS AG (“UBS”), one of its investment brokers, to sell at par value auction rate securities originally purchased from UBS (par value of $67,150 as of September 30, 2009) at any time during a two-year period beginning June 30, 2010. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it has the intent to sell these ARS under the terms of the UBS offer. Therefore, the decline of $2,349 in the fair value of the UBS-brokered ARS below their par value that was previously considered a temporary unrealized loss and included in other comprehensive income, net, as of September 30, 2008 is now considered other-than-temporary and has been included in earnings as a realized loss during fiscal 2009. The Company also changed the classification of the UBS-brokered ARS from available-for-sale securities to trading securities and has recorded a total unrealized loss of $3,807 during the year ended September 30, 2009 on the UBS-brokered ARS in earnings after the change in classification. These changes resulted in a total expense of $6,156 during the year ended September 30, 2009, which is included within other (expense) income, net, in the accompanying consolidated statements of operations.

The Company has elected the fair value measurement option under FASB ASC 825 for the put option. See Note 7 for additional information on fair value measurements. The Company has recognized the initial fair value of the put option of $12,692 as an asset within prepaid expenses and other current assets in the accompanying consolidated balance sheets and recorded the resulting gain within other (expense) income, net, in the accompanying consolidated statements of operations. The unrealized loss from the subsequent decrease in fair value of the put option of $6,554 is included within other (expense) income, net, in the accompanying consolidated statements of operations. The total impact of the put option and losses related to the reclassification and changes in the fair value of the UBS-brokered ARS was a loss of $18 during the year ended September 30, 2009, which is included within other (expense) income, net, in the accompanying consolidated statements of operations.

The Company reclassified the UBS-brokered ARS and related put option to current assets during fiscal 2009, as they are expected to be realized within one year from September 30, 2009.

At September 30, 2009, the Company’s ARS portfolio with a par value of $126,150 had a fair value of $115,436, and the related put option had a fair value of $6,138. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at September 30, 2009. Refer to Note 7 for additional information on the fair value measurement process for the Company’s auction rate securities and related put option.

Below is a reconciliation of the par value and estimated fair value of the Company’s auction rate securities for the year ended September 30, 2009:

	Trading		Available-For-Sale
	UBS-Brokered ARS		Non-UBS-Brokered ARS		Total ARS
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Balance at October 1, 2008	$—	$—	$131,450	$124,530	$131,450	$124,530
Transfer of UBS-brokered ARS securities from available-for-sale to trading	68,800	66,451	(68,800)	(66,451)	—	—
Sold during the period	(1,650)	(1,650)	(3,650)	(3,650)	(5,300)	(5,300)
Change in unrealized loss included in other comprehensive income	—	2,349	—	13	—	2,362
Losses included in earnings (1) (2)	—	(6,156)	—	—	—	(6,156)

Balance at September 30, 2009	$67,150	$60,994	$59,000	$54,442	$126,150	$115,436

(1)	Losses are recorded in other (expense) income, net within the consolidated statements of operations.
(2)	Includes realized loss of $2,349 transferred to earnings from other comprehensive income.

As of September 30, 2009, approximately 97% of the Company’s ARS portfolio was comprised of federally insured, student loan-backed securities and 80% of the Company’s ARS portfolio was comprised of Aaa/AAA/AAA rated investments by Moody’s, S&P and Fitch, respectively.

The impairment of the non-UBS-brokered available-for-sale ARS portfolio is considered to be temporary because the Company does not have the intent to sell, nor is it more-likely-than-not that the Company will be required to sell, the portfolio before recovery of its cost basis, and because there has been no significant deterioration in the creditworthiness of the underlying issuers. However, the Company will reassess this conclusion in future reporting periods based on several factors, including possible failure of the investments to be redeemed, potential deterioration of the credit ratings of the investments, market risk, the Company’s continued intent to not sell the portfolio before recovery of its cost basis and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations, which could have a material adverse effect on its results of operations and financial condition.

Based on the contractual maturities of the available-for-sale auction rate securities as of September 30, 2009 and 2008, respectively, the par value and estimated fair value of the securities were as follows:

	September 30, 2009		September 30, 2008
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Long-term investments:
Due in less than one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	5,000	5,000
Due after ten years	59,000	54,442	126,450	119,530

Total	$59,000	$54,442	$131,450	$124,530

Additionally, the Company’s trading auction rate securities with a par value of $67,150 and an estimated fair market value of $60,994 as of September 30, 2009, are expected to be redeemed pursuant to the UBS offer as discussed above.

The total unrealized loss recorded in accumulated other comprehensive income, net, related to available-for-sale securities was $4,558 ($2,835 net of tax) and $6,920 ($4,273 net of tax) as of September 30, 2009 and 2008, respectively.

6.	Derivative Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations and interest rate changes. The Company manages a portion of these risks by using derivative instruments to reduce the effects of changes in foreign currency exchange rates and interest rates on its operating results and cash flows.

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

In its hedging programs, the Company uses forward contracts and interest rate swaps. The Company does not use derivatives for trading or speculative purposes. A brief description of the Company’s hedging programs is as follows.

Currency Hedging

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. The Company utilizes a foreign currency risk management program involving the use of foreign currency derivatives to hedge up to 75% of the Indian rupee (“INR”) exposure. The Company uses cash flow hedges to hedge forecasted transactions with its India operations. The Company enters into non-deliverable forward exchange contracts as hedges of anticipated cash flows denominated in Indian rupees. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the Indian rupee.

Interest Rate Risk Management

On August 8, 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270,000 (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long-term, variable-rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. As of March 31, 2009, the Company had swapped $270,000 of the Term Loan for the first three years, $185,000 for the fourth year and $100,000 for the fifth year. Only the variable LIBOR piece of the Term Loan was swapped to fixed rate. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. As of September 30, 2009, these hedges are still in place.

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income, net, until the underlying transactions occur. Realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses for the ineffective portion are recognized in other income (expense), net, in the consolidated statements of operations. At the inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At September 30, 2009, all hedges were determined to be highly effective.

The following table summarizes the fair value of derivative instruments and their respective balance sheet classifications at September 30, 2009 and 2008, respectively:

	As of September 30, 2009
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$5,492	$—
Interest rate contracts (1)	618	9,684

Total derivatives designated as hedging instruments	$6,110	$9,684

Total derivatives	$6,110	$9,684

As of September 30, 2008
Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$9,110
Interest rate contracts (1)	1,273

Total derivatives designated as hedging instruments	$10,383

Total derivatives	$10,383

(1)	Asset derivatives are classified within prepaid expenses and other current assets in the consolidated balance sheets. Liability derivatives are classified within accrued expenses in the consolidated balance sheets.

The following tables summarize the effect of derivative instruments on the consolidated statements of operations for the years ended September 30, 2009 and 2008.

Derivative Instruments in Cash Flow Hedging Relationships:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	2009	2008		2009	2008
Foreign exchange contracts	$3,701	$(13,116)	Compensation and related expenses	$(10,901)	$(4,006)
Interest rate contracts	(7,793)	(1,273)		n/a	n/a

Total	$(4,092)	$(14,389)		$(10,901)	$(4,006)

At September 30, 2009, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing by December 2010 was $90,724 (INR 4,660,741) and the notional value of the derivatives related to the interest rate swaps was $270,000. The estimated net amount of gains and losses at September 30, 2009 that is expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is a net gain of approximately $4,793.

During the third quarter of fiscal 2009, the Company also used derivative instruments to hedge certain cash transactions to reduce the effects of changes in foreign currency exchange rates. These derivatives did not qualify for hedge accounting and the impact of these derivative instruments, which were settled during the third quarter, was a gain of $1,903 which was recorded to other (expense) income, net, in the consolidated statements of operations.

7.	Fair Value Measurements

On October 1, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) (formerly SFAS No. 157, Fair Value Measurements, as amended by FSP FAS 157-3, for assets and liabilities measured at fair value on a recurring basis). Pursuant to FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (formerly FSP FAS 157-2), the Company will not apply the provisions of FASB ASC 820 to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, until October 1, 2009 (Hewitt’s fiscal year 2010).

FASB ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued.

Pursuant to FASB ASC 825, the Company elected to measure and report a put option of $12,692 relating to its auction rate securities (refer to Note 5 for more information) at fair value in order to account for the put option on the same basis (measured at fair value through earnings) as the associated asset (the auction rate securities).

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents, investments and derivatives) measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$581,642	$—	$—	$581,642
Auction-rate securities(1)	—	—	121,574	121,574
Derivative assets	—	6,110	—	6,110

Total assets	$581,642	$6,110	$121,574	$709,326

Liabilities:
Derivative liabilities	$—	9,684	$—	$9,684

Total liabilities	$—	$9,684	$—	$9,684

Amounts included in:
Cash and cash equivalents	$581,642	$—	$—	$581,642
Prepaid expenses and other current assets (1)	—	6,110	6,138	12,248
Short-term investments	—	—	60,994	60,994
Long-term investments	—	—	54,442	54,442
Accrued expenses	—	(9,684)	—	(9,684)

Total	$581,642	$(3,574)	$121,574	$699,642

(1)	Includes the put option measured at fair value under FASB ASC 825 and classified as Level 3.

Level 3 assets consist of trading and available-for-sale auction rate securities classified as short- and long-term investments, respectively, and a related put option as of September 30, 2009. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at September 30, 2009.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of September 30, 2009, and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS and exercise date of the put option. These assumptions will be subject to change as the underlying data changes and market conditions evolve. The assumed interest income yields for the Company’s ARS used in the discounted cash flow model were based on the yields provided for in the prospectus of each of the Company’s ARS issues, factoring in the forward yield curve. The assumed discount rate used in the discounted cash flow model was based on the implied spreads on recent student loan issues and included an illiquidity factor, which reflects the illiquidity in the ARS market. The assumed discount period used in the discounted cash flow model was determined by the Company by assigning a set of probabilities based on how the Company views its ARS to be liquidated, and included the current pace of redemptions at par and the average term that students take to repay related student loans.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings and put option by approximately $4,039. A one percentage point change on the discount rate used for valuing the ARS holdings and put option would impact the fair value by approximately $2,557.

Refer to Note 5 for additional information on auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put option	Total
Balance at October 1, 2008	$124,530	$—	$124,530
Change in unrealized loss included in other comprehensive income	2,362	—	2,362
(Losses) gains included in earnings (1) (2)	(6,156)	6,138	(18)
Sold during the period	(5,300)	—	(5,300)

Balance at September 30, 2009	$115,436	$6,138	$121,574

(1)	(Losses) gains are recorded in other (expense) income, net, within the consolidated statements of operations.
(2)	Includes an unrealized loss of $2,349 reclassified to earnings from other comprehensive loss.

8.	Property and Equipment

As of September 30, 2009 and 2008, net property and equipment, which includes assets under capital leases, consisted of the following:

	2009	2008
Property and equipment:
Buildings	$89,594	$93,756
Capitalized software	396,845	351,048
Computer equipment	290,749	289,637
Telecommunications equipment	138,690	137,175
Furniture and equipment	153,707	164,815
Leasehold improvements	179,842	189,907

Total property and equipment	1,249,427	1,226,338
Less accumulated depreciation and amortization	(865,173)	(840,453)

Balance at end of year	$384,254	$385,885

As of September 30, 2009 and 2008, assets under capital leases were $108,758 and $102,764, respectively (less accumulated depreciation of $46,530 and $37,950, respectively).

Long-lived assets with definite useful lives are depreciated or amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the years ended September 30, 2009, 2008 and 2007, the Company evaluated certain long-lived assets for impairment. For the years ended September 30, 2009, 2008 and 2007, the Company recorded zero, $965 and $13,645, respectively, of non-cash charges related to the impairment of capitalized software, shown within goodwill and asset impairment in the accompanying consolidated statements of operations, which were recorded as a decrease to the gross carrying value of the asset. Fiscal 2008 impairment charges were recorded within the HR BPO segment results. Fiscal 2007 impairment charges were recorded within the HR BPO, Benefits Outsourcing and Consulting segment results in the amounts of $9,521, $3,237 and $887, respectively. The impairment charges were primarily due to lower than expected utilization of certain assets. Fair value was calculated using estimated discounted future cash flow projections and also a third-party valuation firm.

For the years ended September 30, 2009, 2008 and 2007, the Company recognized depreciation and amortization expense on its property and equipment, which includes assets under capital leases, of $113,291, $117,043 and $135,700, respectively. The Company recognized $634, $1,755 and $8,166 of accelerated depreciation related to the leased real estate restructuring activities during the years ended September 30, 2009, 2008 and 2007, respectively. Refer to Note 15 for a discussion on restructuring activities of the Company’s leased real estate.

9.	Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amount of goodwill for the years ended September 30, 2009 and 2008:

	Benefits
	Outsourcing	Consulting	Total
Balance at September 30, 2007	$48,380	$270,934	$319,314
Additions	46,920	36,859	83,779
Adjustment and reclassifications	(7,443)	—	(7,443)
Effect of changes in foreign exchange rates	148	(31,657)	(31,509)

Balance at September 30, 2008	$88,005	$276,136	$364,141

Additions	—	57,974	57,974
Adjustment and reclassifications	12,621	843	13,464
Effect of changes in foreign exchange rates	192	(23,026)	(22,834)

Balance at September 30, 2009	$100,818	$311,927	$412,745

Additions, adjustments and reclassifications of goodwill for the years ended September 30, 2009 and 2008 related to the following acquisitions (see Note 4 for additional information on acquisitions):

2009 Acquisition

The Company acquired the remaining shares of its former joint venture, BodeHewitt AG & Co. KG (“BodeHewitt”) during the third quarter of fiscal 2009. The preliminary purchase price allocation resulted in the aggregate addition of $57,339 to goodwill as of September 30, 2009, which was assigned to the Consulting segment. This amount is reflected as an addition to goodwill during the year ended September 30, 2009. The Company will finalize the opening balance sheet related to this acquisition during fiscal 2010.

2008 Acquisitions

The Company acquired two Talent and Organization Consulting businesses during fiscal 2008 and recorded preliminary aggregate goodwill of $36,859 to the Consulting segment. This amount is reflected as an addition to goodwill during the year ended September 30, 2008. The Company finalized the opening balance sheets related to these acquisitions during the fiscal 2009 and recorded adjustments to goodwill of $649 during the year ended September 30, 2009.

The Company also acquired a leaves management business during fiscal 2008 and recorded preliminary goodwill of $46,920 to the Benefits Outsourcing segment. This amount is reflected as an addition to goodwill during the year ended September 30, 2008. The Company finalized the opening balance sheet related to this acquisition during fiscal 2009 and recorded adjustments to goodwill of $12,621 during the year ended September 30, 2009.

2007 Acquisitions

The Company acquired RealLife HR during fiscal 2007 and recorded preliminary goodwill of $30,859 to the Benefits Outsourcing segment during that year. The Company finalized the opening balance sheet related to this acquisition during the fourth quarter of fiscal 2008 and recorded adjustments to goodwill of ($7,443) during the year ended September 30, 2008.

Other

The Company recorded the additional purchase price of a fiscal 2006 acquisition as an addition to Consulting goodwill during the year ended September 30, 2009. The purchase price was subject to certain contingent payments, held as restricted cash, if the acquired entity achieved specific operating targets. The restricted cash was paid out under the terms of an escrow agreement on October 30, 2008 upon achievement of the targets. The Company also recorded adjustments and reclassifications of Consulting goodwill during fiscal 2009 relating to adjustments to tax benefits relating to prior-year acquisitions within the Consulting segment.

The Company tests goodwill for impairment annually and whenever indicators of impairment arise. During the fourth quarter of fiscal 2008 and 2009, the Company performed its annual impairment review of goodwill. This review resulted in no impairment of goodwill during fiscal 2008 and 2009.

During the fourth quarter of fiscal 2007, the Company performed its annual impairment review of goodwill. This review resulted in a non-cash impairment charge of $279,843 related to the HR BPO segment recorded as a component of operating results in the accompanying consolidated statements of operations, due to reduced growth expectations for the overall business, partially due to a revised strategy. The reduced growth expectations were driven by a reduction in the likely number of future engagements and reduced contract value of each engagement, as the Company focused on identifying potential customers seeking a more standardized set of platforms and services. The Company engaged a third-party valuation firm to assist in determining the fair value of the reporting unit. The valuation was based on estimates of future cash flows developed by management.

The following is a summary of intangible assets at September 30, 2009 and 2008:

	September 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and tradenames	$5,371	$3,910	$1,461	$16,380	$13,726	$2,654
Core technology	48,551	21,310	27,241	32,999	15,865	17,134
Customer relationships	260,664	97,887	162,777	274,575	87,541	187,034

Total	$314,586	$123,107	$191,479	$323,954	$117,132	$206,822

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

Amortization expense related to definite-lived intangible assets for the years ended September 30, 2009, 2008 and 2007, was as follows:

	2009	2008	2007
Trademarks and tradenames	$1,532	$780	$1,895
Core technology	3,955	3,293	4,271
Customer relationships	14,858	25,808	27,492

Total	$20,345	$29,881	$33,658

Applying current foreign exchange rates, estimated amortization expense related to intangible assets with definite lives at September 30, 2009, for each of the years in the five-year period ending September 30, 2014 and thereafter is projected to be as follows:

Total
Fiscal year ending:
2010	21,866
2011	21,174
2012	20,796
2013	20,727
2014	20,602
2015 and thereafter	86,314

Total	$191,479

As of September 30, 2009, the weighted average remaining useful life of trademarks and tradenames, core technology and customer relationships is 3 years, 5 years and 13 years, respectively.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise.

During the years ended September 30, 2009, 2008, and 2007, the Company evaluated certain intangible assets related to the HR BPO segment for impairment. The Company recorded non-cash charges in the HR BPO segment results of $207 and $769 in 2009 and 2008, respectively, shown within goodwill and asset impairment in the accompanying consolidated statements of operations, which were recorded as a decrease to the gross carrying value of the asset. The impairment charges related to customer relationships and were primarily due to lower than expected future cash flows. Fair value was determined using an estimated discounted cash flow analysis.

For the year ended September 30, 2007, the Company recorded $20,879 of non-cash charges in the HR BPO segment results and $4,395 of non-cash charges in the Benefits Outsourcing results, shown within goodwill and asset impairment in the accompanying consolidated statements of operations, which were recorded as a decrease to the gross carrying value of the assets. The impairment charge in the HR BPO segment primarily related to the impairment of core technology of $18,501, due to lower than expected utilization of the assets, and also customer relationships of $2,028, primarily due to lower than expected future cash flows. The impairment charge in the Benefits Outsourcing segment primarily related to the impairment of customer relationships of $3,957, attributable to lower than expected future cash flows. Fair value was determined using an estimated discounted cash flow analysis and a third-party valuation firm.

10.	Other Non-Current Assets, Net

As of September 30, 2009 and 2008, other non-current assets, net, consisted of the following:

	2009	2008
Other non-current assets, net:
Income tax receivable	$13,118	$17,739
Prepaid long-term service contracts	13,065	18,272
Investments in affiliated companies	2,978	19,394
Long-term note receivable, net	1,300	2,901
Prepaid pension assets	930	5,403
Long-term unbilled work in process	144	53

Other non-current assets, net	$31,535	$63,762

The Company has several prepaid long-term contracts for maintenance on computer software systems. Services and expense related to these long-term prepaid maintenance contracts are received and recognized over the contractual period. In connection with a fiscal 2008 acquisition, the Company recorded prepaid compensation related to service agreements.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence, but lacks control, are accounted for using the equity method of accounting. The Company acquired the remaining interests of its joint venture, BodeHewitt, during fiscal 2009, and as a result, has consolidated the assets and liabilities of BodeHewitt into the Company’s balance sheet, reducing the equity method investment recorded in other non-current assets, net.

11.	Short-Term Debt

The Company did not have any short-term debt outstanding as of September 30, 2009. In March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business, which included an unsecured line of credit relating to the operations of this business. Refer to Note 4 for additional information on divestitures. Short-term debt outstanding as of September 30, 2008 was $17,602 and consisted of borrowings on unsecured lines of credit relating to the HR BPO mobility services business.

Unsecured lines of credit

As part of the 2005 merger with Exult, the Company assumed a domestic unsecured revolving line of credit facility. On September 26, 2007, the Company replaced the facility with an unsecured revolving line of credit facility which provided for borrowings up to $19,500 and accrued interest at LIBOR plus 30-60 basis points or a base rate. On August 7, 2008, the Company signed a new agreement and extended the facility until May 24, 2010. Borrowings under the new facility accrued interest at LIBOR plus 100 basis points or a base rate. In March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business, which included this facility. As a result, the Company did not have this facility at September 30, 2009. The Company had borrowings of $17,602 and accrued interest at a weighted average rate of 4.5% at September 30, 2008 under this facility.

On May 23, 2005, the Company entered into a five-year credit facility with a six-bank syndicate that provides for borrowings and letters of credit up to $200,000. Borrowings under this facility accrued interest at LIBOR plus 30-60 basis points or the prime rate, at the Company’s option. Borrowings were repayable at expiration of the facility on May 23, 2010 and quarterly facility fees ranging from 7.5-15 basis points are charged on the average daily commitment under the facility. On July 30, 2008, this facility was amended to change the Administrative Agent and, in September 2008, the number of banks participating in this credit facility increased to seven. At September 30, 2009 and 2008, there were no borrowings outstanding against this facility and the letters of credit secured by this facility were $10,866 and $10,500, respectively.

On October 9, 2009, subsequent to the year ended September 30, 2009, the Company entered into a three-year $250,000 credit facility with a multi-bank syndicate. This credit facility contains a $25,000 sub-limit for the issuance of letters of credit. This credit facility replaces the previous $200,000 five-year credit facility. Borrowings under this facility accrue interest at LIBOR plus 200-300 basis points or a base rate plus 100-200 basis points. Borrowings are repayable at expiration of the facility on October 9, 2012 and quarterly commitment fees ranging from 30-50 basis points are charged under the credit facility. The outstanding letters of credit of $10,366 under the current credit facility were transferred to this new credit facility in fiscal 2010.

Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British pound sterling line of credit. In July 2005, the line of credit was amended and extended to allow for borrowings up to £5,000 until the expiration of the facility on July 31, 2006, which has been extended several times, currently through September 30, 2010. The interest rate for this line of credit is the U.K. base rate plus 180 basis points. As of September 30, 2009 and 2008, the interest rates on the line of credit were 2.3% and 7.4%, respectively, and there was no outstanding balance at either date.

The Company has a contract with a lender to guarantee borrowings of its subsidiaries up to $20,500 in multiple currency loans and letters of credit as well as bank guarantees up to $2,875 in multiple currencies. There is no fixed termination date on this contract. This contract allows the Company’s foreign subsidiaries to secure financing at rates based on the Company’s creditworthiness. The contract provides for borrowings at LIBOR plus 75 basis points and is payable upon demand. As of September 30, 2009 and 2008, there were no borrowings outstanding under this contract, and bank guarantees were $2,875 and $2,715, respectively.

The Company has overdraft facilities and letters of credit of $5,824 available across Europe. There are no fixed termination dates for these contracts. As of September 30, 2009 and 2008, there were no borrowings outstanding against these facilities and letters of credit secured under these facilities were $847 and zero, respectively.

12.	Debt

Debt at September 30, 2009 and 2008 consisted of the following:

	2009	2008
Unsecured senior term loan	$270,000	$270,000
Unsecured senior term notes	276,000	283,000
Unsecured convertible senior term notes	—	110,000
Term loan credit facility	26,631	38,449
Capital lease obligations	82,161	81,649
Other foreign debt	51	86

Subtotal	654,843	783,184
Current portion of long-term debt and capital lease obligations	36,282	133,002

Debt and capital lease obligations, less current portion	$618,561	$650,182

The principal portion of long-term debt, excluding capital lease obligations, at September 30, 2009 becomes due as follows:

Total
Fiscal year ending:
2010	$24,632
2011	29,628
2012	14,618
2013	273,804
2014	—
2015 and thereafter	230,000

Total	$572,682

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2009 and 2008, the Company was in compliance with all debt covenants.

Unsecured senior term loan

On August 8, 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270,000 (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR which will change depending on the leverage ratio of the Company. The Term Loan matures on August 8, 2013 without amortization. The Company has the option to prepay the Term Loan in whole or in part at any time without penalty subject to certain conditions. The loan agreement includes leverage ratio and interest coverage ratio covenants. The Company is exposed to interest rate risk from this long-term, variable rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. As of March 31, 2009, the Company had swapped $270,000 of the Term Loan for the first three years, $185,000 for the fourth year and $100,000 for the fifth year. Only the variable LIBOR piece of the Term Loan was swapped to fixed rate. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. As of September 30, 2009, these hedges are still in place. Refer to Note 6 for additional information on derivative instruments.

Unsecured senior term notes

On August 21, 2008, the Company issued and sold $230,000 aggregate principal amount of privately placed senior unsecured notes (the “Notes”), consisting of (a) $175,000 of 6.57% Series F Senior Notes due August 21, 2015 and (b) $55,000 of 6.98% Series G Senior Notes due August 21, 2018. Interest is payable semi-annually in arrears. Subject to certain conditions, the Company may, at its option, prepay all or part of the Notes at any time with a make-whole adjustment. The note purchase agreement includes leverage ratio and interest coverage ratio covenants. In the event of a default by the Company under the note purchase agreement, any outstanding obligations under the note purchase agreement may become due and payable immediately.

The Company also has outstanding unsecured senior term notes in the amount of $46,000 issued between March 30, 2000 and October 16, 2000. Subject to certain conditions, the Company may, at its option, prepay all or part of the notes at any time with a make-whole adjustment. These notes were issued to various financial institutions. The terms and balances of the unsecured senior term notes are as follows:

Terms	Balance at Issuance	Interest Rate	September 30, 2009	September 30, 2008
Issued July 7, 2000, repayable on June 30, 2010	10,000	8.11%	$10,000	$10,000
Issued on October 16, 2000, repayable on October 15, 2010	15,000	7.90%	15,000	15,000
Issued on March 30, 2000, repayable in five annual installments beginning March 2008 through March 2012	35,000	8.08%	21,000	28,000
Issued on August 21, 2008, repayable on August 21, 2015	175,000	6.57%	175,000	175,000
Issued on August 21, 2008, repayable on August 21, 2018	55,000	6.98%	55,000	55,000

Total	$290,000		$276,000	$283,000

Unsecured convertible senior term notes

In connection with the Company’s merger with Exult, the Company became obligated for $110,000 aggregate principal amount of 2.50% Convertible Senior Notes due October 1, 2010 (the “Convertible Notes”). On October 1, 2008, the majority of the holders of the Convertible Notes exercised their option requiring Hewitt to repurchase $109,800 of the $110,000 notes. Hewitt paid the principal amount of $109,800 plus accrued interest on October 2, 2008. The Company redeemed the remaining principal amount of $200 plus accrued interest on December 31, 2008. As of September 30, 2008, the carrying value on the notes was $110,000.

Term loan credit facility

On December 22, 2004, Hewitt Bacon & Woodrow Ltd., entered into a £6,000 term loan credit facility agreement which was repayable in 24 quarterly installments through December 2010 and accrues interest at LIBOR plus 80 basis points. On March 26, 2008, the Company replaced the term loan credit facility agreement and increased the amount to £23,750 which is repayable in 20 quarterly installments through March 26, 2013 and accrues interest at LIBOR plus 50 basis points. At September 30, 2009 and 2008, the outstanding balance of the term loan was £16,625 or $26,631 and £21,375 or $38,449, respectively, and accrued interest at 1.2% and 6.6%, respectively.

Other foreign debt

Other foreign debt outstanding at September 30, 2009 and 2008 totaled $51 and $86, respectively, pursuant to local banking relationships.

13.	Lease Agreements

The Company has obligations under long-term, non-cancelable lease agreements, principally for office space, furniture and equipment, with terms ranging from one to twenty years. At September 30, 2009 and 2008, all leases were with third-parties.

Capital leases

Capital lease obligations at September 30, 2009 and 2008 consisted of the following:

	2009	2008
Building capital leases	$62,383	$67,527
Computer and telecommunications equipment capital leases	19,778	14,122

	82,161	81,649
Current portion	11,650	7,424

Capital lease obligations, less current portion	$70,511	$74,225

The following is a schedule of minimum future rental payments required as of September 30, 2009, under capital leases which have an initial or remaining non-cancelable lease term in excess of one year:

	Principal	Interest	Total
Fiscal year ending:
2010	$11,650	$5,247	$16,897
2011	10,437	4,313	14,750
2012	11,073	3,686	14,759
2013	11,879	3,013	14,892
2014	10,376	2,318	12,694
2015 and thereafter	26,746	2,727	29,473

Total minimum lease payments	$82,161	$21,304	$103,465

Building capital leases

The Norwalk, Connecticut, and Newport Beach, California, capital leases are payable in monthly installments at 7.3% interest and expire in April 2017 and May 2017, respectively. The leases provide for stepped rents over the lease term with the option for two renewal terms of five years each. The capitalized leases and the related capital lease obligations were recorded at lease inception and the capitalized lease assets are being amortized over the remaining lease term on a straight-line basis. The terms of the Norwalk lease also provide the Company with a right of first refusal if the landlord receives an offer for the sale of the building. In April 2007, the Company entered into a sublease agreement for the Norwalk lease. Minimum sublease rentals expected to be received in the future under the sublease are $21,276 at September 30, 2009.

Computer and telecommunications equipment capital leases

During fiscal 2009, the Company entered into a capitalized lease agreement in the amount of $5,994 relating to computer hardware equipment. The agreement calls for payments over five years in monthly installments, at an interest rate of 2.8%, beginning in October 2009.

During fiscal 2008, the Company entered into a capitalized lease agreement in the amount of $13,278 relating to voice over internet protocol equipment. The Company is currently finalizing the terms of the lease, which is expected to include payments over five years in monthly installments, at an interest rate of 3.5%. The Company expects to make payments on this lease starting in the first quarter of fiscal 2010.

The Company’s computer and other telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are typically payable over three to five years in monthly or quarterly installments at an interest rate of 5.0%.

Operating leases

The Company also has various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. The Company has various office leases that grant a free rent period and have escalating rents. Certain office leases include landlord incentives for leasehold improvements. Landlord incentives are recognized as a reduction to rental expense over the term of the lease. The accompanying consolidated statements of operations include rent expense on a straight-line basis, recognized over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations within accrued expenses in the consolidated balance sheets.

The following is a schedule of minimum future rental commitments as of September 30, 2009, under operating leases with an initial or remaining non-cancelable lease term in excess of one year:

Total
Fiscal year ending:
2010	$89,538
2011	82,620
2012	75,278
2013	69,234
2014	62,692
2015 and thereafter	192,031

Total minimum lease payments	571,393
Less: anticipated future sublease receipts	(25,349)

Total minimum lease payments, less anticipated future sublease receipts	$546,044

Total rental expense for operating leases amounted to $86,027, $129,476 and $104,810 in 2009, 2008 and 2007, respectively. Included in rental expense for the years ended September 30, 2009, 2008 and 2007 are $7,739, $40,688 and $17,777, respectively, related to the Company’s leased real estate restructuring activities. Refer to Note 15 for a discussion on restructuring activities of the Company’s leased real estate.

14.	Severance Accrual

As of September 30, 2009, the Company had estimated its severance obligations to be $26,344 in accordance with FASB ASC 712, Compensation-Nonretirement Post Employment Benefits. The Company’s severance policy provides that the affected employees are entitled to receive an amount of severance pay based on the employee’s length of service, current employment status and level and benefits elections. For certain affected employees outside of the U.S., the amount of severance is based upon the requirements of local regulations. The Company’s severance policy provides, in most cases, for salary continuation payments rather than lump sum termination payments. The Company recorded adjustments of $6,057 during the year ended September 30, 2009 primarily related to the refinement of estimates, the redeployment of associates to other positions, and the impacts of foreign currency translation adjustments. The Company recorded adjustments of $4,007 during the year ended September 30, 2008 primarily related to higher than expected attrition and redeployment of associates to other positions, in addition to a refinement of estimates.

The following table summarizes the activity in the severance accrual for the years ended September 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$27,859	$10,661
Additions	34,793	31,630
Payments	(30,251)	(10,425)
Adjustments	(6,057)	(4,007)

Balance at end of year	$26,344	$27,859

The additions and adjustments were recorded in compensation and related expenses within the consolidated statements of operations. The Company anticipates that the majority of the remaining accrual will be paid out by the end of the third quarter of fiscal 2010, with the balance paid out by the end of fiscal 2010 based on the last date of potential salary continuation.

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

During fiscal 2009, the Company updated estimated sublease rental assumptions initially used to determine the fair value of the liabilities incurred to exit certain facilities, as discussed above. These assumptions were updated to reflect current market conditions relating to the commercial real estate rental market in the U.S. and Europe. As a result, the Company recorded adjustments to increase the restructuring reserve by $8,998. These additional costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $4,159, $3,031 and $280, respectively; $1,528 was recorded to shared services and was not allocated to the segments.

Additionally, during fiscal 2009, the Company recorded expense of $7,739 related to the exit and consolidation of facilities in both the U.S. and international locations. The charge consisted of $4,821 for the recognition of the fair values of lease vacancy obligations and $3,171 of lease cancellation penalties incurred when the Company notified the landlords of its intent to terminate the lease agreements. This was offset by the reversal of accrued rent of $253. The cost was recorded in other operating expense within the consolidated statements of operations and charged to the Consulting, Benefits Outsourcing and HR BPO segments in the amounts of $4,172, $2,990 and $552, respectively; $25 was recorded to shared services and was not allocated to the segments.

The following table summarizes the activity in the restructuring reserves for the years ended September 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$51,203	$20,887
Additions	7,992	43,854
Payments, net	(12,810)	(13,504)
Adjustments	5,822	(34)

Balance at end of year	$52,207	$51,203

The Company recorded an adjustment of $5,822 during the year ended September 30, 2009 primarily related to the revision of sublease rental assumptions discussed above. Also included in adjustments are the accretion of fair value and the effect of foreign currency translation.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018, based on the longest term remaining on the Company’s leased real estate.

In connection with the fiscal 2008 acquisition of a Talent and Organization Consulting business in the United Kingdom, the Company formulated facility exit strategies. The Company finalized the opening balance sheet related to this acquisition during the second quarter of fiscal 2009 and determined that its liability for costs required to exit the property acquired in this acquisition was £1,519 ($2,174 at March 31, 2009). The accrued obligation was $1,163 as of September 30, 2009 and reflected payments made to date and the impact of foreign currency translation. Lease termination costs are expected to be paid by March 2012.

In connection with the fiscal 2008 acquisition of a Benefits Outsourcing leaves management business, the Company formulated facility exit strategies. The Company recorded $1,958 of estimated liabilities for costs required to exit the properties acquired in this acquisition which was recorded to goodwill as part of purchase accounting. The Company finalized the opening balance sheet related to this acquisition during the fourth quarter of fiscal 2009. The accrued obligation was $1,726 as of September 30, 2009. Lease termination costs are expected to be paid by September 2010.

16.	Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Treasury stock is not considered outstanding for either basic or diluted EPS as weighted from the date the shares were placed into treasury. For purposes of calculating basic and diluted EPS, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock and restricted stock units and unexercised stock options that are in-the-money and, in fiscal 2007 and 2008, unexercised warrants that are in-the-money and outstanding convertible debt securities which would have a dilutive effect if converted from debt to common stock. Restricted stock awards generally vest 25 percent at each fiscal year end following the grant date and are not considered outstanding in basic EPS until the vesting date.

The following table presents computations of basic and diluted EPS in accordance with U.S. GAAP:

	Year Ended September 30,
	2009	2008	2007
Net income (loss) as reported	$265,125	$188,142	$(175,080)

Weighted average outstanding shares – basic	93,400,271	98,791,739	107,866,281

Incremental effect of dilutive common stock equivalents:
Unvested restricted stock awards	904,475	1,303,573	—
Unexercised stock options	1,085,280	1,872,704	—
Unexercised warrants	—	2,305	—

Weighted average outstanding shares – diluted	95,390,026	101,970,321	107,866,281

Earnings (loss) per share – basic	$2.84	$1.90	$(1.62)
Earnings (loss) per share – diluted	$2.78	$1.85	$(1.62)

During fiscal 2007, the Company reported a consolidated net loss. As a result, unvested restricted stock awards and unexercised in-the-money stock options were antidilutive for this year and were not included in the computation of diluted weighted average shares.

Debt securities convertible into 1,870,748 weighted average shares of Class A common stock were outstanding in the years ended September 30, 2008 and 2007, but were not included in the computation of diluted earnings per share because the effect of including the convertible debt securities would be antidilutive. Refer to Note 12 for additional information on the Company’s convertible debt. Warrants to purchase 200,000 weighted average shares of Class A common stock were outstanding in the years ended September 30, 2008 and 2007, but were not included in the computation of diluted earnings per share for the year ended 2007 because the exercise price of the warrants, which is formula-based with a minimum price of $37.75 per share, was greater than the average market price of the Class A common stock. Of the outstanding stock options as of September 30, 2009, 2008 and 2007, 740,614, 54,244 and 888,494 weighted average shares for each year, respectively, were not included in the computation of diluted earnings per share because the options were not in-the-money.

17.	Pension and Postretirement Benefit Plans

Employee 401(k) and Profit Sharing Plan

The Company has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by the Company. In 2009, 2008 and 2007, profit sharing plan and company match contribution expenses were $58,765, $60,184 and $58,179, respectively.

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

Health Care Plans

The Company provides health benefits for retired U.S. and Canadian employees and certain dependents when those employees become eligible for these benefits by satisfying plan provisions, which include certain age and service requirements. The health benefit plans are contributory, and contributions are reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

As discussed in Note 2, effective September 30, 2009, the Company changed the measurement date for its defined benefit and health care plans’ benefit obligations and plan assets to September 30, as required by FASB ASC 715, Compensation – Retirement Benefits (formerly SFAS No. 158). See Note 2 for the incremental effects of the change in measurement date on the Company’s consolidated balance sheet.

The following tables provide a reconciliation of the changes in the defined benefit and health care plans’ benefit obligations and fair value of assets for the years ended September 30, 2009 and 2008, and a statement of funded status as of September 30, 2009 and 2008.

	Pension Benefits		Health Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$226,855	$211,633	$12,720	$13,713
Service cost	9,817	12,527	170	199
Interest cost	11,414	11,146	878	855
Actuarial losses (gains)	10,102	13,876	2,063	(1,216)
Benefit payments	(8,425)	(5,512)	(785)	(831)
Acquisition	2,705	—	—	—
Curtailments and settlements, net	83	—	—	—
Plan amendments	(648)	—	462	—
Adoption of FASB ASC 715 measurement date provision(1)	5,535	—	262	—
Participant contributions	1,540	1,232	—	—
Changes in foreign exchange rates	(11,552)	(18,047)	—	—

Benefit obligation, end of year	$247,426	$226,855	$15,770	$12,720

Change in Plan Assets
Fair value of plan assets, beginning of year	$182,382	$193,589	$—	$—
Actual return on plan assets	3,896	(12,222)	—	—
Company contributions	35,214	18,353	785	831
Participant contributions	1,540	1,232	—	—
Benefit payments	(8,425)	(5,512)	(785)	(831)
Adoption of FASB ASC 715 measurement date provision(1)	2,849	—	—	—
Changes in foreign exchange rates	(7,816)	(13,058)	—	—

Fair value of plan assets, end of year	$209,640	$182,382	$—	$—

	Pension Benefits		Health Benefits
	2009	2008	2009	2008
Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status (2)	$(37,786)	$(44,473)	$(15,770)	$(12,720)

Net amount recognized, end of year	$(37,786)	$(44,473)	$(15,770)	$(12,720)

Amounts Recorded in Accumulated Other Comprehensive Income, Pretax:

Prior service cost	$(139)	$634	$479	$19
Net actuarial loss	49,412	28,682	5,002	3,071
Transition obligation	—	—	1	1

Total	$49,273	$29,316	$5,482	$3,091

(1)	This represents the impact of the change in measurement date to September 30, 2009 in accordance with FASB ASC 715. See Note 2 for details and the net impact of the measurement date provision.
(2)	Fair value of assets less projected benefit obligation, shown in the preceding tables.

The amounts recognized in the consolidated balance sheet as of September 30, 2009 and 2008 consisted of:

	Pension Benefits		Health Benefits
	2009	2008	2009	2008
Other non-current assets, net	$930	$3,278	$—	$—
Accrued expenses	(398)	(4,884)	(719)	(831)
Other non-current liabilities	(38,318)	(42,867)	(15,051)	(11,889)

Net amount recognized	$(37,786)	$(44,473)	$(15,770)	$(12,720)

Relating to the pension plans, the estimated net loss (gain), service cost and transition obligation that will be amortized from shareholders’ equity into pension cost in fiscal 2010 are $1,483, ($9) and zero, respectively. Related amounts amortized in fiscal 2009, respectively, were $554, $61 and zero.

Relating to the health benefit plans, the estimated net loss, prior service cost and transition obligation that will be amortized from shareholders’ equity into pension cost in fiscal 2010 are $244, $44 and zero, respectively. Related amounts amortized in fiscal 2009, respectively, were $106, $2 and zero.

The accumulated benefit obligation for the pension plans was $225,443 and $200,265 as of September 30, 2009 and 2008, respectively.

The assumptions used in the measurement of the benefit obligations at September 30, 2009 and June 30, 2008 are as follows:

	Pension Benefits		Health Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Discount rate	4.88%	5.71%	5.90%	7.10%
Rate of compensation increase	3.28%	4.57%	N/A	N/A

The assumptions used in the measurement of the net benefit costs for the years ended September 30, 2009, 2008 and 2007 are as follows:

	Pension Benefits			Health Benefits
	2009	2008	2007	2009	2008	2007
Weighted average assumptions:
Discount rate	5.71%	5.35%	4.85%	7.10%	6.40%	6.00%
Expected return on plan assets	6.09%	6.20%	5.77%	N/A	N/A	N/A
Rate of compensation increase	4.57%	4.13%	3.89%	N/A	N/A	N/A

The health plans provide flat dollar credits based on years of service and age at retirement. Service for determining credits was frozen as of December 31, 2005. The amendment to the plan resulted in a $3,153 decrease ($2,728 decrease to the unrecognized prior service cost and $425 decrease to the unrecognized transition obligation) in the accumulated postretirement benefit obligation during fiscal 2006. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees are valued assuming a 8.5% health care cost trend rate for 2009. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates is not material to total service and interest costs and the postretirement benefit obligation.

The Company’s pension plan weighted average asset allocations at September 30, 2009, and 2008, by asset category were as follows:

	2009	2008
Asset Category
Equity securities	38.15%	43.41%
Debt securities	52.66	48.74
Real estate	3.21	3.75
Other	5.98	4.10

Total	100.00%	100.00%

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

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

	Pension Benefits	Health Benefits
2010	$5,913	$718
2011	5,944	717
2012	6,418	711
2013	6,526	715
2014	7,478	775
Years 2015 through 2018	45,694	4,661

The components of net periodic benefit costs for the three years ended September 30, 2009, 2008 and 2007 were as follows:

	Pension Benefits			Health Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$9,817	$12,527	$12,078	$170	$199	$155
Interest cost	11,414	11,146	9,293	878	855	852
Expected return on plan assets	(10,854)	(12,002)	(9,090)	—	—	—
Loss (gain) recognized in the year	—	(70)	322	—	—	—
Curtailment expense	82	—	—	—	—	—
Amortization of:
Unrecognized prior service cost	61	86	92	2	2	2
Unrecognized loss	554	(27)	229	106	172	246

Net periodic benefit cost	$11,074	$11,660	$12,924	$1,156	$1,228	$1,255

The Company presently anticipates contributing approximately $12,300 to fund its pension plans and $720 to fund its health benefit plans in fiscal 2010. The Company does not expect any plan assets to be returned to the Company during fiscal 2010.

18.	Share-Based Compensation Plans

During the years ended September 30, 2009, 2008 and 2007, the Company recorded pretax share-based compensation expense of $54,329, $48,345 and $40,937, respectively, related to the Company’s stock options, restricted stock, restricted stock units and performance share units. During fiscal 2007, the Company reduced share-based compensation expense by $4,505 related to adjustments in the forfeiture rate used to record share-based compensation.

For the years ended September 30, 2009, 2008 and 2007, the excess tax benefits of $7,002, $10,227 and $4,912, respectively, were recorded as cash flows from financing activities in the consolidated statement of cash flows. The total compensation cost related to non-vested restricted stock and stock option awards not yet recognized as of September 30, 2009 was approximately $67,486, which is expected to be recognized over a weighted average period of 2.3 years.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002 and is administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. The Plan was amended in January 2008 to increase the number of shares of Class A common stock authorized and reserved for issuance by 7,000,000 shares. As of September 30, 2009, only restricted stock, restricted stock units, performance share units and stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of September 30, 2009, there were 5,551,885 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock activity during 2009, 2008 and 2007:

	2009		2008		2007
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of fiscal year	315,921	$26.94	1,190,808	$25.45	2,076,201	$26.00
Vested	(237,583)	$27.21	(781,989)	$24.66	(603,153)	$26.89
Forfeited	(78,338)	$26.10	(92,898)	$27.11	(282,240)	$26.41

Outstanding at end of fiscal year	—	$—	315,921	$26.94	1,190,808	$25.45

The following table summarizes restricted stock units activity during 2009, 2008 and 2007:

	2009		2008		2007
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of fiscal year	2,263,986	$31.36	1,945,014	$25.72	294,657	$25.56
Granted	2,109,868	$27.24	1,623,680	$36.75	2,591,352	$25.59
Vested	(1,599,075)	$29.12	(971,149)	$29.84	(625,167)	$25.20
Forfeited	(354,947)	$30.15	(333,559)	$29.14	(315,828)	$25.50

Outstanding at end of fiscal year	2,419,832	$29.42	2,263,986	$31.36	1,945,014	$25.72

Performance share units (“PSUs”) are intended to provide an incentive for achieving specific performance objectives over a defined period. PSUs represent an obligation of the Company to deliver a number of shares ranging from zero to 200% of the initial number of units granted, depending on performance against objective, pre-established financial metrics at the end of the performance period. The Company believes it is probable that such goals will be achieved for shares which vest upon meeting certain financial performance conditions, and these goals are evaluated quarterly. If such goals are not met or it is probable the goals will not be met, no compensation cost is recognized and any recognized compensation cost is reversed.

During fiscal 2009, 197,200 PSUs were granted to certain Hewitt leadership which are included in the restricted stock unit information disclosed above. The financial metrics for these grants are based on Hewitt’s corporate performance in fiscal 2009 and are calculated to be paid out at a rate of 104%. These grants are scheduled to vest in one-third increments on September 30, 2009, 2010 and 2011. During fiscal 2008, 112,900 PSUs were granted to certain Hewitt leadership which are included in the restricted stock unit information disclosed above. The financial metrics for these grants were based on Hewitt’s corporate performance in fiscal 2008 and are to be paid out at a rate of 195%. These grants are scheduled to vest in one-third increments on September 30, 2008, 2009 and 2010. During fiscal 2007, 137,000 PSUs were granted to certain Hewitt leadership, which are included in the restricted stock unit information disclosed above. The financial metrics for these grants were based on Hewitt’s fiscal 2007 corporate performance and are to be paid out at a rate of 180%. The fiscal 2007 grants are scheduled to cliff vest on September 30, 2010.

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

The fair value used to determine compensation expense for the years ended September 30, 2009, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used to determine fair value for options granted during the years ended September 30, 2009, 2008 and 2007:

	2009	2008	2007
Expected volatility	29.30%	26.61%	28.15%
Risk-free interest rate	2.13%	3.83%	4.42%
Expected life (in years)	6.17	6.03	6.23
Dividend yield	0%	0%	0%

The Company uses the simplified method to determine the expected life assumption for all of its options. The Company continues to use the simplified method as it does not believe that it has sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded.

The following table summarizes stock option activity during 2009, 2008 and 2007:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	6,283,927	$25.68	7,611,095	$24.06	9,664,292	$23.69
Granted	1,098,790	$26.49	772,620	$37.53	937,650	$25.66
Exercised	(866,871)	$23.13	(1,847,653)	$23.61	(2,377,618)	$22.78
Forfeited	(124,710)	$30.79	(199,426)	$29.65	(197,847)	$24.95
Expired	(92,815)	$27.90	(52,709)	$23.69	(415,382)	$25.79

Outstanding at end of fiscal year	6,298,321	$26.04	6,283,927	$25.68	7,611,095	$24.06

Exercisable options at end of fiscal year	4,969,290	$25.27	5,271,903	$24.53	6,758,976	$23.94

The weighted average estimated fair value of employee stock options granted during 2009, 2008 and 2007 was $8.80, $12.81 and $9.74 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock on the grant date.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Outstanding Options				Exercisable Options
	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Term (Years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Summary price range groupings
$19.00	895,943	$19.00	$15,616	2.7	895,943	$19.00	$15,616
$19.01-$25.00	1,679,753	$23.80	21,208	4.2	1,619,887	$23.84	20,392
$25.01-$30.00	3,016,708	$26.80	29,060	6.7	2,073,377	$27.00	19,555
$30.01-$40.00	705,917	$37.02	336	7.9	380,083	$36.65	273

	6,298,321	$26.04	$66,220	5.6	4,969,290	$25.27	$55,836

The total intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007, based upon the average market price during the period, was approximately $8,065, $28,265 and $18,027, respectively.

19.	Commitments and Contingencies

Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing or consulting agreements, professional liability claims, vendors or service providers or employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range of outcomes, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Insurance and other recoveries of book losses are separately evaluated and recognized only if such recoveries are also probable and reasonably estimable.

During the year ended September 30, 2009, the Company recorded net charges of approximately $8.0 million related to ongoing disputes and settlements.

During the third quarter of fiscal 2009, the Company settled its lawsuit with Philips Electronics UK Limited regarding a claim that the Company failed to properly value certain benefits in connection with actuarial services provided from 1995 to 2000. The Company paid the settlement in the third quarter of fiscal 2009. Certain of the Company’s professional liability insurers have denied $20 million of insurance coverage relating to this matter. The Company disputes the position taken by the insurance carriers that have denied coverage and the Company is litigating its coverage positions and believes substantial recovery is probable.

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

20.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	Foreign Currency Translation Adjustments(1)	Unrealized Gains (Losses) on Investments(2)	Retirement Plans	Net Unrealized Losses on Hedging Transactions	Accumulated Other Comprehensive Income
As of September 30, 2006	$75,080	$(8)	$—	$—	$75,072
Other comprehensive income (net of tax of $13,531, $0, $0, $0 and $13,531, respectively)	49,827	8	—	—	49,835
Adjustment to apply FASB ASC 715-30 recognition provision (net of tax of ($1,202))	—	—	(1,525)	—	(1,525)

As of September 30, 2007	$124,907	$—	$(1,525)	$—	$123,382

Other comprehensive loss (net of tax of ($18,206), ($2,647), ($9,520), ($3,971) and ($34,344), respectively)	(42,173)	(4,273)	(23,834)	(6,412)	(76,692)

As of September 30, 2008	$82,734	$(4,273)	$(25,359)	$(6,412)	$46,690

Other comprehensive loss (net of tax of ($15,881), $924, ($9,271), $2,620 and ($21,608), respectively)	(37,448)	1,438	(10,732)	4,189	(42,553)
Adjustment to apply FASB ASC 715-30 measurement date provision	—	—	188	—	188

As of September 30, 2009	$45,286	$(2,835)	$(35,903)	$(2,223)	$4,325

(1)	During 2009, the Company reclassified $14,884 ($14,884 net of tax) to earnings related to the sale of its Latin America HR BPO business. Refer to Note 4 for more information on divestitures.
(2)	During 2009, the Company reclassified $2,349 ($1,451 net of tax) to earnings related to its ARS portfolio. Refer to Note 5 for more information on ARS.

21.	Income Taxes

For the years ended September 30, 2009, 2008 and 2007, the Company’s provision for income taxes totaled $144,595, $128,302 and $50,362, respectively, and consisted of the following:

	2009			2008			2007
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$87,274	$33,857	$121,131	$89,592	$18,791	$108,383	$55,088	$(5,961)	$49,127
State and local	11,002	4,525	15,527	15,725	(2,317)	13,408	10,976	(6,474)	4,502
Foreign	16,501	(8,564)	7,937	14,905	(8,394)	6,511	2,232	(5,499)	(3,267)

	$114,777	$29,818	$144,595	$120,222	$8,080	$128,302	$68,296	$(17,934)	$50,362

Tax benefits associated with the vesting of restricted stock and restricted stock units and the exercise of nonqualified stock options were credited directly to additional paid-in capital and amounted to $9,253, $14,744 and $9,535 in 2009, 2008 and 2007, respectively.

The effective income tax rate for the year ended September 30, 2009 was 35.3% as compared to 40.5% in fiscal 2008. The current year’s effective rate was impacted by a number of significant items including the settlement of certain federal, state and foreign tax audits, and the favorable tax treatment associated with the divestiture of the Company’s Latin America HR BPO business. The impact of these significant items was to decrease the rate by a net 4.2%.

Income tax expense for the period differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before taxes as a result of the following:

	2009	2008	2007
Provision (benefit) for taxes at U.S. federal statutory rate	$143,402	$110,755	$(43,651)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefits	13,491	8,718	2,138
Tax impact on foreign subsidiaries	8,133	14,248	2,757
(Decrease) increase in reserves and related interest	(11,117)	6,201	9,237
(Non-taxable income) non-deductible expenses	(4,932)	1,768	3,672
India tax holiday	(4,600)	(7,700)	(5,600)
Goodwill impairment at U.S. federal statutory rate	—	(122)	88,717
Change in deferred tax assets related to foreign entities	—	(5,566)	(5,499)
Other	218	—	(1,409)

	$144,595	$128,302	$50,362

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2009	2008
Deferred tax assets:
Deferred contract revenues	$70,947	$89,396
Accrued expenses	26,625	23,410
Foreign tax loss carryforwards	53,801	46,993
Foreign accrued expenses	4,867	3,166
Depreciation and amortization	—	5,764
Compensation and benefits	73,976	68,925
Domestic tax loss carryforwards	10,623	13,359
Other	7,240	6,826

	248,079	257,839
Valuation allowance	(56,709)	(49,942)

	$191,370	$207,897

Deferred tax liabilities:
Deferred contract costs	$104,455	$117,262
Depreciation and amortization	18,433	—
Goodwill and intangible amortization	108,690	110,793
Currency translation adjustment	9,696	22,796

	$241,274	$250,851

The domestic federal net operating loss carryforward of $14,435 relates to the RealLife HR acquisition and expires from fiscal 2024–2027. All of the domestic net operating losses are expected to be utilized through fiscal 2027.

At September 30, 2009, the Company has available foreign net operating losses of $176,911, of which $166,963 has already provided a U.S. tax benefit. The remaining net operating loss carryforward of $9,948 includes $4,644 which expires at various dates between fiscal years 2009 and 2022, and the remainder has an indefinite carryforward period. The foreign local country net operating loss carryforwards of $176,911 have a valuation allowance of $170,096 offsetting the benefit. The valuation allowance primarily represents loss carryforwards and deductible temporary differences for which utilization is uncertain given the lack of sustained profitability of foreign entities and/or limited carryforward periods.

The Company has a tax holiday in India through March 31, 2011. The tax benefit of the tax holiday related to the current fiscal year income is approximately $4,600 or $0.05 per diluted share.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries that are not flow-through entities. Those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Such amount is not practical to estimate.

Effective October 1, 2007, the Company adopted FIN 48 (codified primarily in FASB ASC 740, Income Taxes) which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting principle also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Income tax-related interest expense and income tax-related penalties have continued to be reported as a component of the provision for income taxes in the consolidated statement of operations. The Company included interest and penalties of ($890) and $1,530 for the years ended September 30, 2009 and 2008, respectively, in the provision for income taxes in the consolidated statement of operations. As of September 30, 2009 and 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $12,967 and $13,857, respectively.

The cumulative effect of applying the provisions of FIN 48 was recorded as a decrease of $7,036 to retained earnings, a decrease of $3,963 to the income tax payable, a decrease of $5,047 to deferred tax assets and an increase to the FIN 48 liability account of $5,952 as of October 1, 2007.

In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.

The Company is subject to examination in the U.S. federal tax jurisdiction for the tax years ending September 30, 2007 and September 30, 2008. The U.S. federal tax examination for the tax years ending September 30, 2004 through September 30, 2006 has been completed, but the statutes of limitations for tax years 2003, 2004, 2006, 2007 and 2008 have not yet expired. The Company is also subject to examination in a number of state and foreign jurisdictions for the 2003 through 2008 tax years, for which no individually material unrecognized tax benefits exist. The Company has also filed an appeal with the IRS for the tax years ended September 30, 2003 and September 30, 2004. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Unrecognized tax benefits – beginning of period	$63,581	$63,299
Gross decreases – tax positions in prior periods	(6,424)	(3,590)
Gross increases – current period tax positions	1,033	5,424
Lapse of statute of limitations	(8,777)	(1,552)

Unrecognized tax benefits – end of period	$49,413	$63,581

As of September 30, 2009 and 2008, the total amount of unrecognized tax benefits was $49,413 and $63,581, respectively. If tax matters for the 2003 to 2006 tax years are effectively settled with the IRS within the next 12 months, that settlement could increase earnings by zero to $45,682 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

22.	Supplemental Cash Flow Information

	Year Ended September 30,
	2009	2008	2007
Supplementary disclosure of cash paid during the year:
Interest paid	$41,708	$20,730	$23,534
Income taxes paid	127,592	136,347	73,837
Schedule of non-cash investing and financing activities:
Acquisitions, cash paid, net of cash acquired:
Transaction costs	$—	$625	$—
Fair value of assets acquired	(17,883)	(79,409)	(14,398)
Fair value of liabilities assumed	13,155	28,482	2,704
Goodwill	(57,036)	(83,779)	(33,868)

Cash paid, net of cash acquired	(61,764)	(134,081)	(45,562)
Capital leases	5,994	13,278	—

23. Segments and Geographic Data

The Company has determined that it has three reportable segments — Benefits Outsourcing, HR BPO and Consulting.

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

The table on the following page summarizes the Company’s reportable segment results.

	Year Ended September 30,
	2009	2008	2007
Benefits Outsourcing
Segment net revenues	$1,549,991	$1,550,110	$1,475,326
Segment income	387,168	365,336	303,984
Net client receivables and unbilled work in process	211,425	243,823
Goodwill and intangible assets	130,365	134,071
Short-term deferred contract costs, net	43,430	33,518
Deferred contract costs, net, less current portion	146,768	136,076

HR BPO
Segment net revenues	$479,724	$554,854	$539,452
Segment loss	(5,223)	(83,277)	(492,193)
Net client receivables and unbilled work in process	59,833	108,470
Goodwill and intangible assets	68,126	79,412
Short-term deferred contract costs, net	46,006	49,430
Deferred contract costs, net, less current portion	106,698	149,696

Consulting
Segment net revenues	$1,011,781	$1,094,323	$945,866
Segment income	143,769	143,217	143,992
Net client receivables and unbilled work in process	256,014	303,250
Goodwill and intangible assets	405,733	357,480
Short-term deferred contract costs, net	483	496
Deferred contract costs, net, less current portion	1,439	1,288

Total Company
Segment net revenues	$3,041,496	$3,199,287	$2,960,644
Intersegment revenues	(37,730)	(47,898)	(39,568)

Net revenues	3,003,766	3,151,389	2,921,076
Reimbursements	69,794	76,259	69,250

Total revenues	$3,073,560	$3,227,648	$2,990,326

Segment income (loss)	$525,714	$425,276	$(44,217)

Charges not recorded at the segment level:
Unallocated shared costs	91,565	112,432	98,750

Operating income (loss)	$434,149	$312,844	$(142,967)

Net client receivables and unbilled work in process	$527,272	$655,543
Goodwill and other intangible assets, net	604,224	570,963
Short-term deferred contract costs, net	89,919	83,444
Deferred contract costs, less current portion	254,905	287,060
Assets not reported by segment	1,448,320	1,395,792

Total assets	$2,924,640	$2,992,802

Revenues and long-lived assets by geographic area for the following fiscal years are provided below. Revenues are attributed to geographic areas based on the country where the associates perform the services. Long-lived assets include net property and equipment, long-term deferred contract costs, goodwill and intangible assets, long-term investments and all other non-current assets except for investments in affiliated companies.

	Year Ended September 30,
	2009	2008	2007
Revenues
United States	$2,383,195	$2,398,335	$2,269,966
United Kingdom	321,338	389,070	370,980
All Other Countries	369,027	440,243	349,380

Total	$3,073,560	$3,227,648	$2,990,326

Long-Lived Assets
United States	$850,819	$930,247
United Kingdom	343,269	351,635
All Other Countries	132,294	130,924

Total	$1,326,382	$1,412,806

24.	Quarterly Financial Information (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009:
Revenues:
Net revenues	$770,763	$746,252	$729,009	$757,742
Reimbursements	23,209	15,580	14,710	16,295

Total revenues	$793,972	$761,832	$743,719	$774,037

Operating income	$112,357	$106,906	$109,057	$105,829
Net income	$64,766	$67,539	$68,397	$64,424
Earnings per share:
Basic	$0.69	$0.72	$0.73	$0.70
Diluted	$0.68	$0.71	$0.71	$0.68

Fiscal 2008:
Revenues:
Net revenues	$793,843	$773,099	$777,758	$806,689
Reimbursements	25,149	16,449	16,821	17,840

Total revenues	$818,992	$789,548	$794,579	$824,529

Operating income(1)	$108,933	$68,460	$81,181	$54,270
Net income (1)	$63,947	$44,493	$48,150	$31,552
Earnings per share:
Basic	$0.61	$0.45	$0.50	$0.33
Diluted	$0.59	$0.43	$0.48	$0.32

(1)	Fourth quarter fiscal 2008 results include a pretax charge of $34,429 related to the review of the Company’s leased real estate portfolio.

25.	Regulated Subsidiary

Hewitt Financial Services LLC (“HFS”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer. HFS is subject to the Securities and Exchange Commission’s minimum net capital rule (Rule 15c3-1), which requires that HFS maintain net capital (as defined) equal to the greater of $50,000 or 6 2/3 percent of aggregate indebtedness, (as defined). As of September 30, 2009 and 2008, HFS was in compliance with its net capital requirements.

26.	Related Party Transactions

During fiscal 2009, 2008 and 2007, the Company paid to Hexaware Technologies Limited (“Hexaware”) approximately $8,775, $12,672 and $14,382, respectively, for certain computer programming services. Liberata Limited (“Liberata”) paid approximately $1,123, $1,430 and $961 to the Company for consulting services during fiscal 2009, 2008 and 2007, respectively. Gavilon Holdings LLC (“Gavilon”) paid approximately $914, $323 and zero to the Company for consulting services during fiscal 2009, 2008 and 2007, respectively.

General Atlantic LLC (“General Atlantic”), a beneficial owner of more than 5% of the Company’s stock in fiscal 2009 and 2008, beneficially owned approximately 14.7% of Hexaware, approximately 98% of Liberata and approximately 21% of Gavilon at September 30, 2009. The Company believes fees for such services were at prevailing market rates. The agreement pursuant to which services were provided to Hexaware was renewed for fiscal 2009 after a competitive bidding process. The Company continued providing consulting services to Liberata and Gavilon on similar terms in fiscal 2009. Mr. Denning, a former Company director (who retired from the Board of Directors in February 2009) and the Chairman and Managing Director of General Atlantic, did not participate in any decision relating to these services, none of which are material to the Company or General Atlantic.

The Company owns a 33.3% interest in a retirement and financial management consulting joint venture in Mauritius in which Yvan Legris, the President of the Company’s Consulting segment, owns a 33.3% interest and is also a director. The joint venture was originally formed in 1997 by Mr. Legris, Bacon & Woodrow and an unaffiliated third party who is the managing director and owner of the remaining 33.3% interest in the joint venture. The Company acquired its interest in 2002 with the acquisition of the benefits consulting business of Bacon & Woodrow. The Company has instituted policies to insulate Mr. Legris from the day to day management of the joint venture. Revenues for the joint venture in fiscal 2009 were $939, after tax profits were $166 and no dividends were paid by the joint venture to its members.

27.	Subsequent Event

On October 9, 2009, subsequent to the year ended September 30, 2009, the Company entered into a three-year $250,000 credit facility with a multi-bank syndicate. This credit facility contains a $25,000 sub-limit for the issuance of letters of credit. This credit facility replaces the previous $200,000 five-year credit facility dated May 23, 2005. Borrowings under this facility accrue interest at LIBOR plus 200-300 basis points or a base rate plus 100-200 basis points. Borrowings are repayable at expiration of the facility on October 9, 2012 and quarterly commitment fees ranging from 30-50 basis points are charged under the credit facility. The outstanding letters of credit of $10,366 under the current credit facility were transferred to this new credit facility in fiscal 2010.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed February 6, 2007).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

4.2	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-3, Registration No. 333-119576).

10.1 *	Hewitt Amended and Restated Global Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

10.2	Stockholders Agreement, dated as of June 15, 2004, by and among Hewitt Associates, Inc., General Atlantic Partners 54, L.P., General Atlantic Partners 57, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. (incorporated by reference to Exhibit 99.2 to Hewitt Associates, Inc.’s Current Report on Form 8-K, dated June 15, 2004).

10.3	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.4	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.5	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.6	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.7	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.8	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranche 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65% Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.9	Third Amendment to Note Purchase Agreement, dated March 15, 2000, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranche 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65% Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E dated November 21, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.10	Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 27, 2005).

10.11	Amendment to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.12	Second Amendment, dated August 6, 2007, to the Credit Agreement, by and among Hewitt Associates LLC, Hewitt Associates, Inc. and the lenders named herein and such other lenders as may become a party hereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005, amended as of August 11, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 8, 2007).

10.13	Third Amendment, dated November 9, 2007, to Credit Agreement dated as of May 23, 2005, among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended September 30, 2007).

10.14	Fourth Amendment, dated March 10, 2008, to Credit Agreement dated as of May 23, 2005, among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.15	Fifth Amendment, dated June 18, 2008, to Credit Agreement dated as of May 23, 2005 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.16	Sixth Amendment, dated July 30, 2008, to Credit Agreement dated as of May 23, 2005 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, such other lenders as may become a party thereto, Wachovia Bank, National Association, as resigning Administrative Agent for the Lenders and JP Morgan Chase Bank, N.A. as successor Administrative Agent for the Lenders, dated May 23, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.17	Credit Agreement dated as of October 9, 2009 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, Bank of Montreal as Co-Lead Arranger, U.S. Bank National Association as Co-Lead Arranger and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 16, 2009).

10.18	Loan Agreement dated August 8, 2008 among Hewitt Associates LLC, Hewitt Associates, Inc., the lenders named therein, BMO Capital Markets as Syndication Agent, Barclays Bank PLC, RBS Citizens, N.A. and U.S. Bank National Association, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 11, 2008).

10.19	Note Purchase Agreement by and among Hewitt Associates L.L.C. as issuer, Hewitt Associates, Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 22, 2008).

10.20 *	Change in Control Executive Severance Plan (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed October 7, 2005).

10.21 *	Amended and Restated Change-in-Control Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed February 9, 2009).

10.22 *	2009 Change-in-Control Executive Severance Plan (filed herewith).

10.23 *	Letter Agreement between Russell P. Fradin and Hewitt Associates, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 14, 2006).

10.24 *	Amendment to Letter Agreement between Russell P. Fradin and Hewitt Associates, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed February 9, 2009).

10.25 *	Employment letter dated December 18, 2006 to Matthew Levin (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended September 30, 2007).

10.26 *	Employment letter dated April 16, 2007 to Jay Rising (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 9, 2007).

10.27 *	Employment letter dated March 23, 2007 to Tracy Keogh (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 8, 2007).

10.28 *	Letter Agreement dated as of August 2, 2008 between Hewitt Associates LLC and Perry O. Brandorff (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 8, 2008.

10.29 *	Employment letter dated October 10, 2007 to Steven J. Kyono (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended September 30, 2007).

10.30 *	Employment letter dated May 5, 2008 to Vincent R. Coppola (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.31 *	Summary of Compensation Arrangements for Eric Fiedler and Yvan Legris (incorporated by reference to Item 5.02 to Current Report on Form 8-K/A filed October 3, 2008).

10.32 *	Form of Fiscal Year 2009 Performance Share Program Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.33 *	Form of Fiscal Year 2009 Stock Option Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.34 *	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed November 18, 2005).

10.35 *	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed November 18, 2005).

10.36 *	Form of Fiscal Year 2009 Restricted Stock Unit Award Agreement (filed herewith).

10.37 *	Form of Fiscal Year 2009 Director Equity Deferral Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.38 *	Form of Fiscal Year 2009 Director Retainer Deferral Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

12.1	Ratio of Earnings to Fixed Charges (filed herewith).

14.	Code of Ethics (incorporated by reference to Exhibit 14 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003).

21.	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Represents a management contract or compensatory plan or arrangement