Form 10-Q
period 2009-12-31
HEWITT ASSOCIATES INC
filed 2010-02-01
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at December 31, 2009
Class A Common Stock - $0.01 par value	94,014,933

HEWITT ASSOCIATES, INC.

FORM 10-Q

For the Period Ended

December 31, 2009

Part I. Financial Information

Item 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$596,978	$581,642
Short-term investments	74,308	60,994
Client receivables and unbilled work in process, less allowances of $14,670 and $14,381 at December 31, 2009 and September 30, 2009, respectively	564,128	527,272
Prepaid expenses and other current assets	147,741	169,533
Funds held for clients	106,274	131,801
Short-term deferred contract costs, net	92,071	89,919
Deferred income taxes, net	37,271	34,119

Total current assets	1,618,771	1,595,280

Non-Current Assets:
Deferred contract costs, less current portion	247,065	254,905
Property and equipment, net	374,367	384,254
Other intangible assets, net	186,574	191,479
Goodwill	412,437	412,745
Long-term investments	54,264	54,442
Other non-current assets, net	28,348	31,535

Total non-current assets	1,303,055	1,329,360

Total Assets	$2,921,826	$2,924,640

LIABILITIES
Current Liabilities:
Accounts payable	$27,146	$20,790
Accrued expenses	170,208	164,724
Funds held for clients	106,274	131,801
Advanced billings to clients	175,411	137,447
Accrued compensation and benefits	269,178	393,463
Short-term deferred contract revenues, net	63,107	61,356
Current portion of long-term debt and capital lease obligations	49,338	36,282

Total current liabilities	860,662	945,863

Non-Current Liabilities:
Deferred contract revenues, less current portion	183,685	192,056
Debt and capital lease obligations, less current portion	601,865	618,561
Other non-current liabilities	220,658	223,835
Deferred income taxes, net	101,266	84,023

Total non-current liabilities	1,107,474	1,118,475

Total Liabilities	$1,968,136	$2,064,338

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	December 31, 2009	September 30, 2009
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 133,672,366 and 132,844,269 shares issued, 94,014,933 and 93,535,270 shares outstanding, as of December 31, 2009 and September 30, 2009, respectively	$1,337	$1,328
Additional paid-in capital	1,696,984	1,662,687
Cost of common stock in treasury, 39,657,433 and 39,308,999 shares of Class A common stock as of December 31, 2009 and September 30, 2009, respectively	(1,291,511)	(1,277,815)
Retained earnings	538,177	469,777
Accumulated other comprehensive income, net	8,703	4,325

Total stockholders’ equity	953,690	860,302

Total Liabilities and Stockholders’ Equity	$2,921,826	$2,924,640

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended December 31,
	2009	2008
Revenues:
Revenues before reimbursements	$770,145	$770,763
Reimbursements	25,390	23,209

Total revenues	795,535	793,972

Operating expenses:
Compensation and related expenses	473,447	480,908
Goodwill and asset impairment	—	2,615
Reimbursable expenses	25,390	23,209
Other operating expenses	135,806	134,008
Selling, general and administrative expenses	36,021	40,875

Total operating expenses	670,664	681,615

Operating income	124,871	112,357

Other (expense) income, net:
Interest expense	(9,656)	(10,685)
Interest income	919	4,301
Other (expense) income, net	(2,907)	1,281

Total other expense, net	(11,644)	(5,103)

Income before income taxes	113,227	107,254

Provision for income taxes	44,827	42,488

Net income	$68,400	$64,766

Earnings per share:
Basic	$0.73	$0.69
Diluted	$0.71	$0.68

Weighted average shares:
Basic	93,796,731	93,932,257
Diluted	95,926,701	95,441,054

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$68,400	$64,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	43,566	39,668
Share-based compensation	10,510	12,554
Deferred income taxes	13,171	42,065
Fair value adjustment related to financial assets	15	889
Asset impairment	—	2,615
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(35,817)	18,955
Prepaid expenses and other current assets	25,092	(16,805)
Deferred contract costs	(17,051)	(25,725)
Other assets	2,284	(2,023)
Accounts payable	6,373	9,180
Accrued compensation and benefits	(125,322)	(109,143)
Accrued expenses	6,165	3,728
Advanced billings to clients	37,952	19,650
Deferred contract revenues	6,596	11,446
Other long-term liabilities	(3,505)	(7,379)

Net cash provided by operating activities	38,429	64,441
Cash flows from investing activities:
Purchases of investments	(16,110)	—
Proceeds from sales of investments	3,050	2,525
Additions to property and equipment	(16,514)	(34,958)
Cash paid for acquisitions and transaction costs, net of cash received	403	—

Net cash used in investing activities	(29,171)	(32,433)

Cash flows from financing activities:
Proceeds from the exercise of stock options	19,884	1,165
Excess tax benefits from the exercise of share-based awards	2,452	2,185
Proceeds from short-term borrowings	—	11,720
Repayments of short-term borrowings, capital leases and long-term debt	(3,653)	(129,543)
Purchase of Class A common shares for treasury	(13,696)	(11,822)

Net cash provided by (used in) financing activities	4,987	(126,295)

Effect of exchange rate changes on cash and cash equivalents	1,091	(16,108)

Net increase (decrease) in cash and cash equivalents	15,336	(110,395)

Cash and cash equivalents, beginning of period	581,642	541,494

Cash and cash equivalents, end of period	$596,978	$431,099

Supplementary disclosure of cash paid during the period:
Interest paid	$5,903	$8,140
Income taxes paid	$8,323	$4,124

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except for share and per share amounts unless otherwise noted)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources benefits, outsourcing and consulting services. Benefits Outsourcing includes administrative services for health and welfare, defined contribution and defined benefit plans, and absence management, in addition to standalone HR outsourcing services. Human Resource Business Process Outsourcing (“HR BPO”) includes workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, time and attendance, procurement expertise and vendor management. Hewitt’s Consulting business provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2009, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the Company’s financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission.

The Company’s significant accounting policies are included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. The following is a summary of new accounting pronouncements impacting the Company which were issued or effective during the three months ended December 31, 2009.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. Also, refer to FASB Accounting Standards Codification (“ASC”) 810-10-65, Consolidation – Overall – Transition and Open Effective Date Information. This guidance establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Hewitt’s fiscal year 2010). The Company adopted this guidance as of October 1, 2009. As of December 31, 2009, the Company does not have any noncontrolling interests included in the consolidated financial statements. As a result, the adoption of this guidance did not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This guidance is included in FASB ASC 805, Business Combinations. This guidance requires the Company to continue to follow the guidance in SFAS No. 141 (also included in FASB ASC 805) for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This guidance also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under this guidance, adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008 (Hewitt’s fiscal year 2010); however, the guidance regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to October 1, 2009. The Company will adopt this guidance for any business combinations occurring subsequent to October 1, 2009. No business combinations occurred during the three months ended December 31, 2009.

In December 2007, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements. This guidance was included in FASB ASC 808, Collaborative Arrangements. This guidance defines a collaborative agreement as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, the guidance requires that revenue generated and costs incurred on sales to third parties from a collaborative agreement be recognized on a gross basis in the financial statements of the party that is identified as the principal participant in a transaction. It also requires payments between participants to be accounted for in accordance with existing GAAP, unless none exists, in which case a reasonable, rational, consistent method should be used. The Company adopted this guidance as of October 1, 2009. The adoption did not have a material impact on the consolidated financial statements as of December 31, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance was included in FASB ASC 260-10-55, Earnings Per Share – Overall – Implementation Guidance and Illustrations. This guidance addresses whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45-59A/60B, Earnings Per Share – Overall – Other Presentation Matters. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (Hewitt’s first quarter of fiscal 2010). The Company adopted this guidance as of October 1, 2009. The Company has determined that this guidance does not currently impact its consolidated financial statements as it does not have participating securities with a non-forfeitable right to dividends or dividend equivalents pursuant to FASB ASC 260-10-55 as of December 31, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Also refer to FASB ASC 810-10-65, Consolidation – Overall – Transition and Open Effective Date Information. This guidance relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective as of the beginning of an entity’s fiscal year, and interim periods within the fiscal year, beginning after November 15, 2009 (Hewitt’s fiscal year 2011). The Company will adopt this guidance in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides amendments to FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of FASB ASC 820. This ASU is effective for the first period (including interim periods) beginning after issuance (Hewitt’s first quarter of fiscal year 2010). The Company adopted this ASU as of October 1, 2009. The adoption did not have a material effect on the consolidated financial statements. See Note 5 for additional information on fair value measurements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also expands the disclosures required for multiple-element revenue arrangements. The Company early adopted the provisions of this ASU on a prospective basis for all new contracts and materially modified contracts on or after October 1, 2009.

The adoption of ASU 2009-13 did not have a material effect on the consolidated financial statements for the three months ended December 31, 2009. The adoption did, however, modify the Company’s accounting policy related to revenue recognition that was included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. To highlight these changes, the Company has included the revised accounting policy for revenue recognition. The accounting policy for revenue recognition included in the Company’s Form 10-K for the fiscal year ended September 30, 2009 remains effective for contracts that were in place as of, and were not materially modified after, September 30, 2009. The revised policy is as follows:

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

The Company has contracts with multiple elements primarily in its Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. The following criteria must be met in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis; and

•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

The arrangement consideration is allocated to the separate units of accounting at the inception of the arrangement to all deliverables based on their relative selling price. Under this method, the selling price for each deliverable is determined using vendor specific objective evidence of selling price (“VSOE”), third-party evidence of selling price (“TPE”), or in the absence of VSOE and TPE, the Company’s best estimate of selling price. The best estimate of selling price is the price at which the Company would offer the service if the deliverable were sold regularly on a standalone basis. Due to the level of customization of the Company’s services to its clients, selling price is generally determined by best estimate.

For deliverables within Benefits Outsourcing, the Company typically determines the best estimate of selling price by analyzing market conditions and engagement specific risks. This includes the number of participants expected in a plan, the level of customization and the complexity of the services to be delivered, as well as knowledge of market competition in the bid process. For deliverables within HR BPO, the Company typically determines the best estimate of selling price using cost-plus pricing. This involves evaluating the expected costs required to deliver the services as well as profit margin objectives.

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

Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of December 31, 2009 through February 1, 2010, which is the date that the accompanying financial statements were issued. Refer to Note 16 for additional information on subsequent events.

3. Investments

At December 31, 2009, the Company’s short- and long-term investments were comprised mostly of $112.5 million in auction rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. Since February 2008, all of the Company’s outstanding ARS were subject to failed auctions. During the first quarter of fiscal 2010, $3.1 million of the Company’s ARS issues were called by the issuers at par.

In November 2008, the Company accepted an offer from UBS AG (“UBS”), one of its investment brokers, to sell auction rate securities at par value originally purchased from UBS (par value of $64.2 million as of December 31, 2009) at any time during a two-year period beginning June 30, 2010. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it has the intent to sell these ARS under the terms of the UBS offer. At that time, the Company changed the classification of the UBS-brokered ARS from available-for-sale securities to trading securities. During the three months ended December 31, 2009, the Company recorded the change in fair value (unrealized loss) on the UBS-brokered ARS of $0.3 million in earnings within other expense, net, in the accompanying consolidated statements of operations.

The Company has elected the fair value measurement option under FASB ASC 825 for the put option. See Note 5 for additional information on fair value measurements. The Company recognized the initial fair value of the put option of $12.7 million as an asset within prepaid expenses and other current assets in the accompanying consolidated balance sheets and recorded the resulting gain within other expense, net, in the accompanying consolidated statements of operations. The unrealized loss from the subsequent decrease in fair value of the put option of $6.8 million is included within other expense, net, in the accompanying consolidated statements of operations. This includes the change in unrealized loss of $0.3 million recorded during the three months ended December 31, 2009. The total impact of the put option and changes in the fair value of the UBS-brokered ARS during the three months ended December 31, 2009 was not material.

At December 31, 2009, the Company’s ARS portfolio with a par value of $123.1 million had a fair value of $112.5 million, and the related put option had a fair value of $5.9 million. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at December 31, 2009. Refer to Note 5 for additional information on the fair value measurement process for the Company’s auction rate securities and related put option.

Below is a reconciliation of the par value and estimated fair value of the Company’s auction rate securities for the three months ended December 31, 2009:

	Trading		Available-For-Sale		Total ARS
	UBS-Brokered ARS		Non-UBS-Brokered ARS
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Balance at October 1, 2009	$67,150	$60,994	$59,000	$54,442	$126,150	$115,436
Sold during the period	(3,000)	(3,000)	(50)	(50)	(3,050)	(3,050)
Change in unrealized loss included in other comprehensive income	—	—	—	(128)	—	(128)
Gains included in earnings (1)	—	268	—	—	—	268

Balance at December 31, 2009	$64,150	$58,262	$58,950	$54,264	$123,100	$112,526

(1)	Gains are recorded in other expense, net, within the consolidated statements of operations.

As of December 31, 2009, approximately 97% of the Company’s ARS portfolio was comprised of federally insured, student loan-backed securities and 80% of the Company’s ARS portfolio was comprised of Aaa/AAA/AAA rated investments by Moody’s, S&P and Fitch, respectively.

The impairment of the non-UBS-brokered available-for-sale ARS portfolio is considered to be temporary because the Company does not have the intent to sell, nor is it more-likely-than-not that the Company will be required to sell, any of its available-for-sale ARS before recovery of its cost basis, and because there has been no significant deterioration in the creditworthiness of the underlying issuers. However, the Company will reassess this conclusion in future reporting periods based on several factors, including possible failure of the investments to be redeemed, potential deterioration of the credit ratings of the investments, market risk, the Company’s continued intent to not sell any of the available-for-sale ARS before recovery of its cost basis and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations, which could have a material adverse effect on its results of operations and financial condition.

Based on the contractual maturities of the available-for-sale auction rate securities as of December 31, 2009 and September 30, 2009, respectively, the par value and estimated fair value of the securities were as follows:

	December 31, 2009		September 30, 2009
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Due in less than one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	58,950	54,264	59,000	54,442

Total	$58,950	$54,264	$59,000	$54,442

Additionally, the Company’s trading auction rate securities with a par value of $64.2 million and an estimated fair market value of $58.3 million as of December 31, 2009, are expected to be redeemed pursuant to the UBS offer as discussed above.

The total unrealized loss recorded in accumulated other comprehensive income, net, related to available-for-sale securities was $4.7 million ($2.9 million net of tax) and $4.6 million ($2.8 million net of tax) as of December 31, 2009 and September 30, 2009, respectively.

Also included in short-term investments at December 31, 2009 is $16.0 million of fixed-rate money market investments denominated in foreign currency with a maturity greater than 90 days.

4. Derivative Instruments

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

Interest Rate Risk Management

On August 8, 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270.0 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long-term, variable-rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. As of March 31, 2009, the Company had swapped $270.0 million of the Term Loan for the first three years, $185.0 million for the fourth year and $100.0 million for the fifth year. Only the variable LIBOR piece of the Term Loan was swapped to fixed rate. As of December 31, 2009, these hedges are still in place. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates.

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income, net, until the underlying transactions occur. Realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses for the ineffective portion are recognized in other income (expense), net, in the consolidated statements of operations. At the inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At December 31, 2009, all hedges were determined to be highly effective.

The following table summarizes the fair value of derivative instruments and their respective balance sheet classifications at December 31, 2009 and September 30, 2009, respectively:

	As of December 31, 2009
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$7,107	$22
Interest rate contracts (1)	958	8,712

Total derivatives designated as hedging instruments	$8,065	$8,734

Total derivatives	$8,065	$8,734

	As of September 30, 2009
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$5,492	$—
Interest rate contracts (1)	618	9,684

Total derivatives designated as hedging instruments	$6,110	$9,684

Total derivatives	$6,110	$9,684

(1)

Asset derivatives are classified within prepaid expenses and other current assets in the consolidated balance sheets. Liability derivatives are classified within accrued expenses in the consolidated balance sheets.

The following tables summarize the effect of derivative instruments on the consolidated statements of operations for the three months ended December 31, 2009 and 2008.

Derivative Instruments in Cash Flow Hedging Relationships:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Three Months Ended December 31,			Three Months Ended December 31,
	2009	2008		2009	2008
Foreign exchange contracts	$3,761	$(2,267)	Compensation and related expenses	$2,169	$(4,496)
Interest rate contracts	1,313	(10,623)		n/a	n/a

Total	$5,074	$(12,890)		$2,169	$(4,496)

At December 31, 2009, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing by September 2011 was $109.8 million (INR 5.5 billion) and the notional value of the derivatives related to the interest rate swaps was $270.0 million. The estimated net amount of gains and losses at December 31, 2009 that is expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is a net gain of approximately $6.4 million.

5. Fair Value Measurements

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

Pursuant to FASB ASC 825, the Company elected to measure and report a put option relating to its auction rate securities (refer to Note 3 for more information) at fair value in order to account for the put option on the same basis (measured at fair value through earnings) as the associated asset (the auction rate securities).

On October 1, 2009, the Company adopted the guidance of FASB ASC 820 for non-financial assets and non-financial liabilities. This guidance had deferred the adoption of FASB ASC 820 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (Hewitt’s fiscal 2010), and interim periods within those fiscal years.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents, investments and derivatives) measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$596,978	$—	$—	$596,978
Auction-rate securities(1)	—	—	118,381	118,381
Other short-term investments	16,046	—	—	16,046
Derivative assets	—	8,064	—	8,064

Total assets	$613,024	$8,064	$118,381	$739,469

Liabilities:
Derivative liabilities	$—	$8,734	$—	$8,734

Total liabilities	$—	$8,734	$—	$8,734

Amounts included in:
Cash and cash equivalents	$596,978	$—	$—	$596,978
Prepaid expenses and other current assets (1)	—	8,064	5,855	13,919
Short-term investments	16,046	—	58,262	74,308
Long-term investments	—	—	54,264	54,264
Accrued expenses	—	(8,734)	—	(8,734)

Total	$613,024	$(670)	$118,381	$730,735

(1)	Includes the put option measured at fair value under FASB ASC 825 and classified as Level 3.

Level 3 assets consist of trading and available-for-sale auction rate securities classified as short- and long-term investments, respectively, and a related put option as of December 31, 2009. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at December 31, 2009.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of December 31, 2009, and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS and exercise date of the put option. These assumptions will be subject to change as the underlying data changes and market conditions evolve. The assumed interest income yields for the Company’s ARS used in the discounted cash flow model were based on the yields provided for in the prospectus of each of the Company’s ARS issues, factoring in the forward yield curve. The assumed discount rate used in the discounted cash flow model was based on the implied spreads on recent student loan issues and included an illiquidity factor, which reflects the illiquidity in the ARS market. The assumed discount period used in the discounted cash flow model was determined by assigning a set of probabilities based on how the Company views its ARS to be liquidated, and included the current pace of redemptions at par and the average term that students take to repay related student loans.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings and put option by approximately $3.8 million. A one percentage point change on the discount rate used for valuing the ARS holdings and put option would impact the fair value by approximately $2.6 million.

Refer to Note 3 for additional information on auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put option	Total
Balance at October 1, 2009	$115,436	$6,138	$121,574
Change in unrealized loss included in other comprehensive income	(128)	—	(128)
Gains (losses) included in earnings (1)	268	(283)	(15)
Sold during the period	(3,050)	—	(3,050)

Balance at December 31, 2009	$112,526	$5,855	$118,381

(1)	Gains (losses) are recorded in other expense, net, within the consolidated statements of operations.

6. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amount of goodwill for the three months ended December 31, 2009:

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2009	$100,818	$311,927	$412,745
Additions	—	—	—
Adjustment and reclassifications	(403)	—	(403)
Effect of changes in foreign exchange rates	(146)	241	95

Balance at December 31, 2009	$100,269	$312,168	$412,437

Adjustments and reclassifications of goodwill for the three months ended December 31, 2009 related to the reduction in purchase price for the recovery of funds held in escrow relating to the 2008 acquisition of an absence management business within Benefits Outsourcing.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at December 31, 2009 and September 30, 2009:

	December 31, 2009			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$261,951	$102,394	$159,557	$260,664	$97,887	$162,777
Core technology	48,558	22,603	25,955	48,551	21,310	27,241
Trademarks and tradenames	5,346	4,284	1,062	5,371	3,910	1,461

Total	$315,855	$129,281	$186,574	$314,586	$123,107	$191,479

Amortization expense related to definite-lived intangible assets for the three months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,
	2009	2008
Customer relationships	$4,009	$4,226
Core technology	1,291	454
Trademarks and tradenames	391	382

Total	$5,691	$5,062

7. Debt

Long-term debt at December 31, 2009 and September 30, 2009, consisted of the following:

	December 31, 2009	September 30, 2009
Unsecured senior term loan	$270,000	$270,000
Unsecured senior term notes	276,000	276,000
Term loan credit facility	24,896	26,631
Capital lease obligations	80,261	82,161
Other foreign debt	46	51

Subtotal	651,203	654,843
Current portion of long-term debt and capital lease obligations	49,338	36,282

Debt and capital lease obligations, less current portion	$601,865	$618,561

On October 9, 2009, the Company entered into a three-year $250.0 million credit facility with a multi-bank syndicate. This credit facility contains a $25.0 million sub-limit for the issuance of letters of credit. This credit facility replaces the previous five-year $200.0 million credit facility. Borrowings under this facility accrue interest at LIBOR plus 200-300 basis points or a base rate plus 100-200 basis points. Borrowings are repayable at expiration of the facility on October 9, 2012 and quarterly commitment fees ranging from 30-50 basis points are charged under the credit facility. At December 31, 2009, there were no borrowings outstanding against this facility and the letters of credit secured by this facility were $10.0 million.

8. Restructuring Activities

During the third quarter of fiscal 2007 and throughout fiscal 2008 and 2009, the Company recorded charges related to the exit and consolidation of facilities in the U.S. and international locations. These charges consisted of the recognition of the fair value of lease vacancy obligations, lease termination and cancellation penalties and the reversal of prepaid and accrued rents. The charges also included adjustments to the fair value of the lease vacancy obligations related to an update of sublease assumptions.

The following table summarizes the activity in the restructuring reserves for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
Balance at beginning of period	$52,207	$51,203
Payments, net	(3,491)	(4,991)
Adjustments	513	60

Balance at end of period	$49,229	$46,272

Adjustments include the accretion of fair values and the effect of foreign currency translation during the three months ended December 31, 2009 and 2008.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018, based on the longest term remaining on the Company’s leased real estate.

9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. Treasury stock is not considered outstanding for either basic or diluted EPS as weighted from the date the shares were placed into treasury. For purposes of calculating basic and diluted EPS, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. Potentially dilutive common stock equivalents include unvested restricted stock units and unexercised stock options that are in-the-money. Restricted stock unit awards generally vest 25 percent at each fiscal year end following the grant date and are not considered outstanding in basic EPS until the vesting date.

The following table presents computations of basic and diluted EPS in accordance with U.S. GAAP:

	Three Months Ended December 31,
	2009	2008
Net income as reported	$68,400	$64,766

Weighted average outstanding shares – basic	93,796,731	93,932,257
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,506,115	978,375
Unvested restricted stock awards	623,855	530,422

Weighted average outstanding shares – diluted	95,926,701	95,441,054

Earnings per share – basic	$0.73	$0.69
Earnings per share – diluted	$0.71	$0.68

Of the outstanding stock options as of December 31, 2009 and 2008, 254,268 and 809,162 weighted average shares for each period, respectively, were not included in the computation of diluted earnings per share because the options were not in-the-money.

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

The components of net periodic pension benefit costs for the three months ended December 31, 2009 and 2008 were:

	Pension Benefits
	Three Months Ended December 31,
	2009	2008
Service cost	$2,726	$2,415
Interest cost	3,041	2,939
Expected return on plan assets	(3,164)	(2,386)
Unrecognized prior service cost	(2)	16
Unrecognized loss	377	129

Net periodic benefit cost	$2,978	$3,113

During the three months ended December 31, 2009, the Company contributed $8.3 million to the pension plans.

The components of net periodic health benefit costs for the three months ended December 31, 2009 and 2008 were:

	Health Benefits
	Three Months Ended December 31,
	2009	2008
Service cost	$61	$42
Interest cost	227	220
Unrecognized prior service cost	11	—
Unrecognized loss	61	26

Net periodic benefit cost	$360	$288

11. Share-Based Compensation Plans

During the three months ended December 31, 2009 and 2008, the Company recorded pretax share-based compensation expense of $10.5 million and $12.6 million, respectively, related to the Company’s stock options, restricted stock units and performance share units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002, amended in January 2008 and administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. As of December 31, 2009, only restricted stock, restricted stock units, performance share units and stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of December 31, 2009, there were 3,697,639 shares available for grant under the Plan.

Restricted Stock Units

The following table summarizes restricted stock units activity, including performance share units activity, during the three months ended December 31, 2009:

	December 31, 2009
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,419,832	$29.42
Granted	1,503,576	$41.20
Vested	(8,604)	$34.13
Forfeited	(64,042)	$29.63

Outstanding at end of period	3,850,762	$34.00

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

The fair value used to determine compensation expense for the three months ended December 31, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used to determine fair value for options granted during the three months ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Expected volatility	29.10%	29.29%
Risk-free interest rate	2.50%	2.12%
Expected life (in years)	6.17	6.17
Dividend yield	0%	0%

The Company uses the simplified method to determine the expected life assumption for all of its options. The Company continues to use the simplified method as it does not believe that it has sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded.

The following table summarizes stock option activity during the three months ended December 31, 2009:

	December 31, 2009
	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	6,298,321	$26.04
Granted	472,132	$41.33
Exercised	(819,493)	$24.26
Forfeited	(44,995)	$29.72
Expired	(12,425)	$25.71

Outstanding at end of period	5,893,540	$27.48

Exercisable options at end of period	4,137,372	$25.46

12. Commitments and Contingencies

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

13. Other Comprehensive Income (Loss)

The following table presents the after-tax components of the Company’s other comprehensive income (loss) for the periods presented:

	Three Months Ended December 31,
	2009	2008
Net income	$68,400	$64,766
Other comprehensive income (loss):
Foreign currency translation adjustments	2,422	(54,651)
Unrealized losses on investments	(79)	(4,308)
Net unrealized gain (loss) on hedging transactions	1,806	(5,184)
Retirement plans	229	(2,962)

Total comprehensive income (loss)	$72,778	$(2,339)

The foreign currency translation adjustments during the three months ended December 31, 2008 primarily related to the unfavorable changes in the value of the British pound sterling relative to the U.S. dollar.

14. Income Taxes

The Company’s consolidated effective income tax rate was 39.6% for the three months ended December 31, 2009 and 2008. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The Company had no material discrete events during the three months ended December 31, 2009.

Income tax-related interest expense and income tax-related penalties are reported as a component of the provision for income taxes in the consolidated statement of operations. The Company included interest and penalties of $0.3 million and $0.5 million for the three months ended December 31, 2009 and 2008, respectively, in the provision for income taxes in the consolidated statement of operations. As of December 31, 2009 and September 30, 2009, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $13.4 million and $13.0 million, respectively.

The Company is subject to examination in the U.S. federal tax jurisdiction for the tax years ending September 30, 2007 and September 30, 2008. The U.S. federal tax examination for the tax years ending September 30, 2004 through September 30, 2006 has been completed, but the statutes of limitations for tax years 2003, 2004 and 2006 have not yet expired. The Company is also subject to examination in a number of state and foreign jurisdictions for the 2003, 2004, 2006, 2007 and 2008 tax years, for which no individually material unrecognized tax benefits exist. The Company has also filed an appeal with the IRS for the tax years ended September 30, 2003 and September 30, 2004. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of December 31, 2009 and September 30, 2009, the total amount of unrecognized tax benefits was $49.4 million. If tax matters for the 2003, 2004 and 2006 tax years are effectively settled with the IRS within the next 12 months, that settlement could increase earnings by zero to $45.6 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

15. Segment Results

The Company has determined that it has three reportable segments – Benefits Outsourcing, HR BPO and Consulting.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include information technology services, human resources, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, human resources, real estate management and other support services, are assigned to the business segments based on usage and consumption factors. Certain costs within finance, general counsel, management, client and market leadership and corporate relations, are not allocated to the business segments and remain in unallocated shared service costs.

The table below summarizes the Company’s reportable segment results.

	Three Months Ended December 31,
	2009	2008
Benefits Outsourcing
Segment net revenues	$404,026	$391,574
Segment income	103,934	102,456

HR BPO
Segment net revenues	$114,079	$130,691
Segment income (loss)	6,472	(5,153)

Consulting
Segment net revenues	$260,825	$259,160
Segment income	33,570	37,483

Total Company
Segment net revenues	$778,930	$781,425
Intersegment revenues	(8,785)	(10,662)

Net revenues	770,145	770,763
Reimbursements	25,390	23,209

Total revenues	$795,535	$793,972

Segment income	$143,976	$134,786

Charges not recorded at the segment level:
Unallocated shared costs	19,105	22,429

Operating income	$124,871	$112,357

16. Subsequent Events

On January 28, 2010, the Company signed an agreement to divest a portion of its North America Executive Compensation (“EC”) consulting business focused on advising Boards of Directors in two phases. Its operations are included in the Consulting segment. This partial divestiture is in response to competitive issues stemming from recent regulations promulgated by the Securities and Exchange Commission regarding the independence of consulting firms that provide EC services. The first phase, which involves a select group of consultants leaving the Company to form Meridian Compensation Partners (“Meridian”), a fully-independent EC services boutique, closed on January 28, 2010. The second phase, which involves a second group of consultants leaving the Company to join Meridian, is expected to close during the first quarter of fiscal 2011. As a result of the divestiture, the Company will test the goodwill (which totaled $39.4 million at December 31, 2009) and related assets of the reporting unit impacted by this partial divestiture in the second quarter of fiscal 2010.

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

We use the terms “Hewitt”, “the Company”, “we”, “us” and “our” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2010” or “fiscal 2010” means the twelve-month period that ends September 30, 2010. References to and adjustments for “foreign currency translation” are made within our discussion of results so that the financial results can be viewed without the impact of fluctuating foreign currency exchange rates used in reporting results in one currency (U.S. dollar) and helps facilitate a comparative view of business results. Financial results described within this section, except for share and per share information, are stated in thousands of U.S. dollars unless otherwise noted.

Overview

First quarter net revenues were approximately unchanged as compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $12.4 million and the net favorable impact of an acquisition and divestitures of $2.5 million, net revenues decreased 2.2%. This decrease was the result of lower revenues in Consulting, principally due to lower demand in client discretionary services, and HR BPO, mostly due to client terminations and liquidations. This was offset by higher Benefits Outsourcing revenues, primarily the result of growth in all businesses and lower adjustments for client service issues, partially offset by the impact of lost clients, client renewals at lower price points and lower project revenues. Segment results are discussed in greater detail later in this section.

First quarter operating income increased $12.5 million, or 11.1%, compared to the prior-year quarter. The increase was primarily due to improved performance in HR BPO, mostly driven by infrastructure cost management efforts and lower asset impairment charges. The favorable impacts of foreign currency translation related to global operations and lower Consulting bad debt expense also contributed to the increase. This was partially offset by lower Consulting revenues. Consolidated results of operations are discussed in greater detail later in this section.

We continue to maintain a strong balance sheet with significant liquidity. Cash and cash equivalents were $597.0 million at December 31, 2009 and included investments in highly-rated money market funds and similar investments. At December 31, 2009, we had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of December 31, 2009 was approximately $273.5 million. During the quarter, we increased our available credit by $50.0 million when we replaced our existing $200.0 million credit facility with a new three-year, $250.0 million credit facility.

During the first quarter, we repurchased approximately 0.3 million of our outstanding shares at an average price of $39.56, for a total of $12.8 million. At December 31, 2009, we had approximately $213.0 million remaining under our current $300.0 million share repurchase authorization.

On January 28, 2010, we signed an agreement to divest a portion of our North America Executive Compensation (“EC”) consulting business focused on advising Boards of Directors. This partial divestiture, which will occur in two phases, is in response to competitive issues stemming from recent regulations promulgated by the Securities and Exchange Commission regarding the independence of consulting firms that provide EC services. Refer to Note 16 in the Notes to the Consolidated Financial Statements for additional information on this transaction.

For further discussion of our results, please see our discussion of consolidated and segment results in the following section.

CONSOLIDATED RESULTS

The following table sets forth our historical results of operations.

Three Months Ended December 31, 2009 and 2008

Unaudited

	Three Months Ended December 31,			% of Net Revenues
($ in thousands)	2009	2008	% Change	2009	2008
Revenues:
Net revenues (1)	$770,145	$770,763	(0.1)%
Reimbursements	25,390	23,209	9.4%

Total revenues	795,535	793,972	0.2%

Operating expenses:
Compensation and related expenses	473,447	480,908	(1.6)%	61.5%	62.4%
Asset impairment	—	2,615	(100.0)%	—	0.3
Reimbursable expenses	25,390	23,209	9.4%	3.3	3.0
Other operating expenses (1)	135,806	134,008	1.3%	17.6	17.4
Selling, general and administrative expenses	36,021	40,875	(11.9)%	4.7	5.3

Total operating expenses	670,664	681,615	(1.6)%	87.1	88.4

Operating income	124,871	112,357	11.1%	16.2	14.6

Other (expense) income, net:
Interest expense	(9,656)	(10,685)	(9.6)%	(1.3)	(1.4)
Interest income	919	4,301	(78.6)%	0.1	0.5
Other (expense) income, net	(2,907)	1,281	n/m	(0.3)	0.2

Total other expense, net	(11,644)	(5,103)	128.2%	(1.5)	(0.7)

Income before income taxes	113,227	107,254	5.6%	14.7	13.9
Provision for income taxes	44,827	42,488	5.5%	5.8	5.5

Net income	$68,400	$64,766	5.6%	8.9%	8.4%

(1)

Net revenues include $11.2 million and $10.3 million of third-party supplier revenues for the three months ended December 31, 2009 and 2008, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues were approximately unchanged as compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $12.4 million and the net favorable impact of an acquisition and divestitures of $2.5 million, net revenues decreased 2.2%. This decrease was the result of lower revenues in Consulting, principally due to lower demand in client discretionary services, and HR BPO, mostly due to client terminations and liquidations. This decrease was offset by higher Benefits Outsourcing revenues, primarily the result of growth in all businesses and lower adjustments for client service issues, partially offset by the impact of lost clients, client renewals at lower price points and lower project revenues. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased $7.5 million, or 1.6%. The decrease is mostly the result of lower costs due to staff reductions associated with lost clients, partially offset by the unfavorable impacts of foreign currency translation related to global operations.

Asset Impairment

The prior-year impairment charge of $2.6 million resulted from the write-off of deferred set-up costs associated with certain HR BPO client contracts, in addition to the impairment of customer relationship intangible assets.

Other Operating Expenses

The increase in other operating expenses of $1.8 million, or 1.3%, was primarily due to the unfavorable impacts of foreign currency translation related to global operations.

Selling, General and Administrative (“SG&A”) Expenses

The decrease in SG&A expenses of $4.9 million, or 11.9%, was mostly due to lower bad debt expense which was partially offset by the unfavorable impacts of foreign currency translation related to global operations.

Total Other Expense, Net

Total other expense, net, increased $6.5 million resulting from lower gains on foreign currency transactions and lower interest income, mostly a result of lower average interest rates as compared to the prior year.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 39.6% for the three months ended December 31, 2009 and 2008. The Company had no material discrete events during the three months ended December 31, 2009 impacting the effective income tax rate.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended December 31, 2009 and 2008

Unaudited

	Three Months Ended December 31,		% Change
($ in thousands)	2009	2008
Benefits Outsourcing
Segment net revenues	$404,026	$391,574	3.2%
Segment income	103,934	102,456	1.4%
Segment income as a percentage of segment revenues	25.7%	26.2%

HR BPO
Segment net revenues (1)	$114,079	$130,691	(12.7)%
Segment income (loss)	6,472	(5,153)	n/m
Segment income (loss) as a percentage of segment revenues	5.7%	(3.9)%

Consulting
Segment net revenues	$260,825	$259,160	0.6%
Segment income	33,570	37,483	(10.4)%
Segment income as a percentage of segment revenues	12.9%	14.5%

Total Company
Segment net revenues (1)	$778,930	$781,425	(0.3)%
Intersegment revenues	(8,785)	(10,662)	(17.6)%

Net revenues	770,145	770,763	(0.1)%
Reimbursements	25,390	23,209	9.4%

Total revenues	$795,535	$793,972	0.2%

Segment income	$143,976	$134,786	6.8%
Unallocated shared service costs	19,105	22,429	(14.8)%

Operating income	$124,871	$112,357	11.1%

(1)

HR BPO net revenues include $11.2 million and $10.3 million of third-party supplier revenues for the three months ended December 31, 2009 and 2008, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenues increased 3.2% compared to the prior-year quarter. Adjusting for the favorable effect of foreign currency translation of $1.6 million, net revenues increased 2.8%. This increase was primarily the result of higher revenues associated with growth in all businesses and lower adjustments for client service issues. This increase was partially offset by the impact of lost clients, client renewals at lower price points and lower project revenues.

Benefits Outsourcing operating income increased 1.4% compared to the prior-year quarter. The increase was due to the impact of new clients, lower adjustments for client service issues and the favorable expense impacts of foreign currency translation related to global operations. This was mostly offset by the impact of lost clients, client renewals at lower price points and lower project revenues.

HR BPO

HR BPO net revenues decreased 12.7% compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the prior-year benefit of $7.2 million related to two divested businesses and the favorable effect of foreign currency translation of $2.7 million, net revenues decreased 11.4%. This decrease was primarily due to client terminations and liquidations.

HR BPO operating income was $6.5 million in the current-year quarter as compared to an operating loss of $5.2 million in the prior-year quarter. The improvement was primarily the result of lower costs due to staff reductions associated with lost clients, infrastructure cost management efforts and lower asset impairment charges. This improvement was offset by lower revenues.

Consulting

Consulting net revenues increased 0.6% compared to the prior-year quarter. Adjusting for the favorable effect of foreign currency translation of $8.1 million and the favorable impact of a fiscal 2009 acquisition of $9.7 million, net revenues decreased 6.2%. This decrease was due to lower revenues from Talent and Organization Consulting services globally and Communication services in North America, both a result of a continued adverse economic environment.

Consulting operating income decreased 10.4% compared to the prior-year quarter. The decrease was mostly due to lower revenues, partially offset by lower bad debt expense and the favorable effect of foreign currency translation related to global operations.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, human resources, management and corporate relations and other related costs.

Unallocated costs decreased $3.3 million, or 14.8%. The decrease was primarily due to lower performance-based compensation.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Refer to Note 2 in the Notes to the Consolidated Financial Statements for an update to our accounting policy for Revenue Recognition related to the adoption of Accounting Standards Update No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to the capital markets.

Summary of Cash Flows	Three Months Ended December 31,
(in thousands)	2009	2008
Cash provided by operating activities	$38,429	$64,441
Cash used in investing activities	(29,171)	(32,433)
Cash provided by (used in) financing activities	4,987	(126,295)
Effect of exchange rates on cash and cash equivalents	1,091	(16,108)

Net increase (decrease) in cash and cash equivalents	15,336	(110,395)
Cash and cash equivalents at beginning of period	581,642	541,494

Cash and cash equivalents at end of period	$596,978	$431,099

Cash and cash equivalents were $597.0 million and $581.6 million as of December 31, 2009 and September 30, 2009, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

Operating activities

The Company’s cash provided by operating activities decreased $26.0 million in the current year compared to the prior year, mostly due to lower collection of receivables. This was partially offset by lower prepaid expenses and the impact of insurance recoveries related to a prior-year legal settlement.

Investing activities

Cash used in investing activities decreased $3.3 million in the current year. A decrease in capital expenditures was mostly offset by an increase in the purchase of short-term investments.

Financing activities

The Company generated more cash in the current year from financing activities primarily due to higher proceeds from the exercise of stock options. The Company used more cash in financing activities in the prior year to repay its $110.0 million convertible debt, partially offset by higher proceeds from short-term borrowings in the prior year.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the next twelve months and the foreseeable future.

At December 31, 2009, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. During the first quarter of fiscal 2010, the Company increased its available credit by $50.0 million when it replaced an existing $200.0 million credit facility with a new three-year, $250.0 million credit facility. The amount of unused credit facilities as of December 31, 2009 was approximately $273.5 million.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the three months ended December 31, 2009.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason. Such important factors include:

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

We are exposed to market risk primarily from changes in foreign currency exchange rates and interest rates. As discussed below, in December 2007, we initiated a foreign currency risk management program involving the uses of financial derivatives. In August 2008, we initiated a debt risk management program. For analysis of the debt risk management program, refer to the Company’s Form 10-K for the fiscal year ended September 30, 2009. We do not hold or issue derivative financial instruments for trading purposes.

Foreign exchange risk

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge up to 75% of future exposures. As of December 31, 2009, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 56% of forecasted transactions of approximately $198.2 million over the next 21 months. A 10% change in the exchange rate on the related exposure would result in an increase or decrease in related expenses of approximately $19.8 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $11.0 million on settlement of the derivative instruments.

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

Changes in Internal Control over Financial Reporting.

There has been no significant change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – 31, 2009 (1)
Class A	145,700	$37.07	145,700	$220,425
November 1 – 30, 2009 (1)
Class A	64,634	$36.23	39,600	$218,979
December 1 – 31, 2009 (1)
Class A	138,100	$43.06	138,100	$213,032

Total Shares Purchased:
Class A	348,434	$39.29	323,400

(1)

The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for October 1, 2009 through December 31, 2009 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.

(2)	During the first quarter of fiscal 2009, the Board of Directors authorized the Company to repurchase up to $300 million of its outstanding common shares through November 12, 2010.

Item 6.	Exhibits

a. Exhibits.

10.1	Employment Letter to Robert Schriesheim dated December 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2009).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 1A, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: February 1, 2010	By:	/s/ JOSEPH A. TAUTGES
Joseph A. Tautges
Corporate Controller
(principal accounting officer and duly authorized officer)