Form 10-Q
period 2010-03-31
HEWITT ASSOCIATES INC
filed 2010-05-06
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at March 31, 2010
Class A Common Stock - $0.01 par value	93,063,840

HEWITT ASSOCIATES, INC.

FORM 10-Q

For the Period Ended

March 31, 2010

Part I. Financial Information

Item 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$564,581	$581,642
Short-term investments	105,232	60,994
Client receivables and unbilled work in process, less allowances of $14,102 and $14,381 at March 31, 2010 and September 30, 2009, respectively	520,960	527,272
Prepaid expenses and other current assets	153,158	169,533
Funds held for clients	159,151	131,801
Short-term deferred contract costs, net	88,960	89,919
Deferred income taxes, net	104,125	34,119

Total current assets	1,696,167	1,595,280

Non-Current Assets:
Deferred contract costs, less current portion	239,371	254,905
Property and equipment, net	369,166	384,254
Other intangible assets, net	179,569	191,479
Goodwill	382,066	412,745
Long-term investments	54,565	54,442
Other non-current assets, net	30,299	31,535

Total non-current assets	1,255,036	1,329,360

Total Assets	$2,951,203	$2,924,640

LIABILITIES
Current Liabilities:
Accounts payable	$13,159	$20,790
Accrued expenses	196,723	164,724
Funds held for clients	159,151	131,801
Advanced billings to clients	159,948	137,447
Accrued compensation and benefits	276,052	393,463
Short-term deferred contract revenues, net	49,507	61,356
Current portion of long-term debt and capital lease obligations	49,064	36,282

Total current liabilities	903,604	945,863

Non-Current Liabilities:
Deferred contract revenues, less current portion	181,004	192,056
Debt and capital lease obligations, less current portion	589,486	618,561
Other non-current liabilities	205,017	223,835
Deferred income taxes, net	100,211	84,023

Total non-current liabilities	1,075,718	1,118,475

Total Liabilities	$1,979,322	$2,064,338

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	March 31, 2010	September 30, 2009
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 134,126,337 and 132,844,269 shares issued, 93,063,840 and 93,535,270 shares outstanding, as of March 31, 2010 and September 30, 2009, respectively	$1,341	$1,328
Additional paid-in capital	1,725,702	1,662,687
Cost of common stock in treasury, 41,062,497 and 39,308,999 shares of Class A common stock as of March 31, 2010 and September 30, 2009, respectively	(1,346,445)	(1,277,815)
Retained earnings	595,579	469,777
Accumulated other comprehensive (loss) income, net	(4,296)	4,325

Total Stockholders’ Equity	971,881	860,302

Total Liabilities and Stockholders’ Equity	$2,951,203	$2,924,640

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Revenues before reimbursements	$760,465	$746,252	$1,530,610	$1,517,016
Reimbursements	15,471	15,580	40,861	38,789

Total revenues	775,936	761,832	1,571,471	1,555,805

Operating expenses:
Compensation and related expenses	467,194	470,852	940,641	951,759
Other operating expenses	131,607	141,301	267,412	275,309
Selling, general and administrative expenses	38,895	35,786	74,917	76,663
Reimbursable expenses	15,471	15,580	40,861	38,789
Goodwill and asset impairment	17,026	786	17,026	3,401
Loss (gain) on sale of businesses	2,359	(9,379)	2,359	(9,379)

Total operating expenses	672,552	654,926	1,343,216	1,336,542

Operating income	103,384	106,906	228,255	219,263

Other (expense) income, net:
Interest expense	(9,580)	(9,854)	(19,236)	(20,539)
Interest income	1,919	1,565	2,838	5,865
Other (expense) income, net	(181)	1,537	(3,088)	2,819

Total other expense, net	(7,842)	(6,752)	(19,486)	(11,855)

Income before income taxes	95,542	100,154	208,769	207,408

Provision for income taxes	38,140	32,615	82,967	75,103

Net income	$57,402	$67,539	$125,802	$132,305

Earnings per share:
Basic	$0.61	$0.72	$1.34	$1.41
Diluted	$0.60	$0.71	$1.31	$1.39

Weighted average shares:
Basic	93,604,430	93,674,297	93,701,637	93,804,695
Diluted	95,751,519	95,581,956	95,840,167	95,512,923

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$125,802	$132,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	87,038	77,914
Share-based compensation	25,759	26,926
Deferred income taxes	10,438	27,526
Goodwill and asset impairment	17,026	3,401
Loss (gain) on sale of businesses	2,359	(9,379)
Fair value adjustment related to financial assets	(17)	1,788
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	1,929	67,482
Prepaid expenses and other current assets	32,323	(7,466)
Deferred contract costs	(30,364)	(47,147)
Other assets	584	(4,609)
Accounts payable	(7,517)	4,620
Accrued compensation and benefits	(116,432)	(124,885)
Accrued expenses	(19,255)	(46,783)
Advanced billings to clients	23,215	7,500
Deferred contract revenues	4,884	14,977
Other long-term liabilities	(18,268)	3,258

Net cash provided by operating activities	139,504	127,428
Cash flows from investing activities:
Purchases of investments	(48,545)	—
Proceeds from sales of investments	6,900	4,025
Additions to property and equipment	(41,339)	(62,604)
Cash paid for acquisitions, net of cash acquired	(10,109)	—
Cash received for sale of businesses	—	1,105
Other investing activities	(10,885)	—

Net cash used in investing activities	(103,978)	(57,474)

Cash flows from financing activities:
Proceeds from the exercise of stock options	30,646	6,343
Excess tax benefits from the exercise of share-based awards	3,387	2,345
Proceeds from short-term borrowings	—	18,119
Repayments of short-term borrowings, capital leases and long-term debt	(14,765)	(146,369)
Purchase of Class A common shares for treasury	(68,630)	(22,269)

Net cash used in financing activities	(49,362)	(141,831)

Effect of exchange rate changes on cash and cash equivalents	(3,225)	(18,469)

Net decrease in cash and cash equivalents	(17,061)	(90,346)

Cash and cash equivalents, beginning of period	581,642	541,494

Cash and cash equivalents, end of period	$564,581	$451,148

Supplementary disclosure of cash paid during the period:
Interest paid	$19,501	$23,001
Income taxes paid	$55,929	$48,094

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources benefits, outsourcing and consulting services. Benefits Outsourcing includes administrative services for health and welfare, defined contribution and defined benefit plans, and absence management, in addition to standalone HR outsourcing services. Human Resource Business Process Outsourcing (“HR BPO”) includes workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, time and attendance, procurement expertise and vendor management. Hewitt’s Consulting business provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes, in addition to investment consulting services.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2010, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the Company’s financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2009, as filed with the SEC.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (“ASC”) 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue and cost deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also expands the disclosures required for multiple-element revenue arrangements. The Company early adopted the provisions of this ASU on a prospective basis for all new contracts and materially modified contracts on or after October 1, 2009.

As a result of the adoption of ASU 2009-13, revenues before reimbursements (“net revenues”) and operating income were higher by $13.9 million and $7.2 million, respectively, for the three and six months ended March 31, 2010. The impact resulted from a contract being materially modified subsequent to October 1, 2009 and thus qualified for accounting under the new guidance. As a result, the Company recognized revenue and costs that had been deferred under the previous guidance. The new guidance allows for deliverables for which revenue was previously deferred to be separated and recognized as the services are delivered, rather than defer revenue for all deliverables until the final service is provided or a predominant service level has been attained. The Company is not able to reasonably estimate the effect of adopting this guidance on future financial periods as the impact will vary based on the nature and volume of new or materially modified contracts in any given period.

The Company has modified its accounting policy related to revenue recognition that was included in the Company’s Form 10-K for the fiscal year ended September 30, 2009 to reflect the adoption of ASU 2009-13. To highlight these changes, the Company has included herein the revised accounting policy for revenue recognition. The accounting policy for revenue recognition included in the Company’s Form 10-K for the fiscal year ended September 30, 2009 remains effective for contracts that were in place as of, and were not materially modified after, September 30, 2009. The revised policy is as follows:

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales or licensing of software are not material. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

The Company’s outsourcing contracts typically have three to five year terms for benefits services and five to ten year terms for HR BPO services. The Company recognizes revenues for non-refundable, up-front implementation fees evenly over the period that the related ongoing service revenues are recognized. Services provided outside the scope of the Company’s outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

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

The Company has contracts with multiple-element arrangements primarily in its Benefits Outsourcing and HR BPO segments. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. The following criteria must be met in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis; and

•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

Pursuant to ASU 2009-13, for all new contracts and materially modified contracts on or after October 1, 2009, the arrangement consideration is allocated to the separate units of accounting at the inception of the arrangement to all deliverables based on their relative selling price. Under this method, the selling price for each deliverable is determined using vendor specific objective evidence of selling price (“VSOE”), third-party evidence of selling price (“TPE”), or in the absence of VSOE and TPE, the Company’s best estimate of selling price. The best estimate of selling price is the price at which the Company would offer the service if the deliverable were sold regularly on a standalone basis. Due to the level of customization of the Company’s services to its clients, selling price is generally determined by best estimate.

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

The Company evaluates arrangement modifications such as changes to arrangement consideration, changes to the period of the arrangement, changes to the population size, or changes to the contracted deliverables for both quantitative and qualitative implications in assessing whether an arrangement is materially modified in accordance with ASU 2009-13. The determination of whether a modification to an existing revenue arrangement represents a material modification requires the use of judgment and considers the relevant facts and circumstances that exist when an arrangement is modified. For materially modified contracts, the Company reallocates the arrangement consideration to all of the identified services in the arrangement (both delivered and undelivered) based on the information available at the time the contract is materially modified. Allocated consideration is recognized in revenue for all delivered services (adjusting previously deferred revenue as appropriate), and consideration attributable to the undelivered services is deferred and recognized in the future as those services are delivered.

The Company records revenues earned in excess of amounts billed as a current asset (unbilled work in process). The Company records amounts billed in excess of revenues earned, prior to rendering services, as a current liability (advanced billings to clients).

The Company considers the criteria established by ASC 605-45-45, Revenue Recognition – Principal Agent Considerations, in determining whether revenue should be recognized on a gross or a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the delivery of services, changes the delivered product, performs part of the service delivered, has discretion on vendor selection and bears credit risk.

Reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues in accordance with ASC 605-45-45-23, Reimbursements Received for Out-of-Pocket Expenses Incurred. Similarly, related reimbursable expenses are also shown separately within operating expenses.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This guidance is included in ASC 805, Business Combinations. This guidance requires the Company to continue to follow the guidance in SFAS No. 141 (also included in ASC 805) for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This guidance also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, this guidance requires adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, to be recorded as adjustments to income. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008 (Hewitt’s fiscal year 2010); however, the guidance regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to October 1, 2009. The Company adopted this guidance for its business combinations occurring subsequent to October 1, 2009. Refer to Note 4 for additional information on acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. Also, refer to ASC 810-10-65, Consolidation – Overall – Transition and Open Effective Date Information. This guidance establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Hewitt’s fiscal year 2010). The Company adopted this guidance as of October 1, 2009. As of March 31, 2010, the Company does not have any noncontrolling interests included in the consolidated financial statements. As a result, the adoption of this guidance did not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements. This guidance is included in ASC 808, Collaborative Arrangements. This guidance defines a collaborative agreement as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, the guidance requires that revenue generated and costs incurred on sales to third parties from a collaborative agreement be recognized on a gross basis in the financial statements of the party that is identified as the principal participant in a transaction. It also requires payments between participants to be accounted for in accordance with existing GAAP, unless none exists, in which case a reasonable, rational, consistent method should be used. The Company adopted this guidance as of October 1, 2009. The adoption did not have a material impact on the consolidated financial statements as of March 31, 2010.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance is included in ASC 260-10-55, Earnings Per Share – Overall – Implementation Guidance and Illustrations. This guidance addresses whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45-59A/60B, Earnings Per Share – Overall – Other Presentation Matters. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (Hewitt’s first quarter of fiscal 2010). The Company adopted this guidance as of October 1, 2009. The Company has determined that this guidance does not currently impact its consolidated financial statements as it does not have participating securities with a non-forfeitable right to dividends or dividend equivalents pursuant to ASC 260-10-55 as of March 31, 2010.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. This ASU is effective for the first period (including interim periods) beginning after issuance (Hewitt’s first quarter of fiscal year 2010). The Company adopted this ASU as of October 1, 2009. The adoption did not have a material effect on the consolidated financial statements. See Note 7 for additional information on fair value measurements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Also refer to ASC 810-10-65, Consolidation – Overall – Transition and Open Effective Date Information. This guidance relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective as of the beginning of an entity’s fiscal year, and interim periods within the fiscal year, beginning after November 15, 2009 (Hewitt’s fiscal year 2011). The Company will adopt this guidance in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009 (Hewitt’s second quarter of fiscal 2010). The Company adopted this ASU as of January 1, 2010. Refer to Note 7 for additional information on fair value measurements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company adopted this ASU as of March 31, 2010.

3. Restricted Cash

At March 31, 2010 and September 30, 2009, the Company had short-term interest-bearing restricted cash of $10.9 million and zero, respectively, included in prepaid expenses and other current assets in the consolidated balance sheets. This amount collateralizes the Company’s issuances of standby letters of credit. The change in the restricted cash is reflected as a cash outflow from investing activities in the consolidated statement of cash flows for the six months ended March 31, 2010.

4. Acquisition and Divestitures

Acquisition

On March 3, 2010, the Company acquired Senior Educators Limited (“Senior Educators”), a Web-based retiree medical insurance exchange, for cash at an aggregate cost of $15.4 million. The purchase price allocation resulted in the aggregate allocation of $10.9 million to goodwill, which was assigned to the Benefits Outsourcing segment. The Company substantially completed the opening balance sheet related to this acquisition during the three months ended March 31, 2010.

Divestitures

On January 28, 2010, the Company signed an agreement to divest a portion of its North America Executive Compensation (“EC”) consulting business focused on advising boards of directors. The divestiture will take place in two phases. Its operations are included in the Consulting segment. This partial divestiture is in response to issues stemming from recent regulations promulgated by the SEC regarding the independence of consulting firms that provide EC services. The first phase, which involved a select group of consultants leaving the Company to form Meridian Compensation Partners (“Meridian”), a fully-independent EC services boutique, closed on January 28, 2010. The Company received a promissory note in consideration for the divested business. The second phase, which involves a second group of consultants leaving the Company to join Meridian, is expected to close during the first quarter of fiscal 2011. The Company recorded a pretax loss of $1.8 million as a result of the first phase of the sale in the second quarter of fiscal 2010. The Company also recorded an estimated loss of $0.6 million related to the second phase of the transaction in the second quarter of fiscal 2010 since it expects to incur a loss when it completes the second phase of this transaction.

In February 2009, the Company closed on the sale of the net assets and stock relating to its Latin America HR BPO business. Additionally, in March 2009, the Company closed on the sale of the net assets relating to its HR BPO mobility services business. Both divestitures were part of the Company’s continued efforts to streamline its HR BPO service offerings. The Company recorded a pretax gain of $9.1 million primarily related to the recognition of cumulative currency translation adjustments during the quarter ended March 31, 2009 as a result of the sale of its Latin America HR BPO business. The Company recorded a pretax gain of $0.3 million during the quarter ended March 31, 2009 as a result of the sale of its HR BPO mobility services business.

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

5. Investments

At March 31, 2010, the Company’s short- and long-term investments were comprised mostly of $109.8 million in auction rate securities (“ARS”). Also included in short-term investments at March 31, 2010 are $50.0 million of fixed-rate money market investments denominated in Indian rupees with a maturity greater than 90 days.

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. Since February 2008, all of the Company’s outstanding ARS have been subject to failed auctions. During the six months ended March 31, 2010, $6.9 million of the Company’s ARS issues were called by the issuers at par.

In November 2008, the Company accepted an offer from UBS AG (“UBS”), one of its investment brokers, to sell auction rate securities at par value originally purchased from UBS (par value of $60.5 million as of March 31, 2010) at any time during a two-year period beginning June 30, 2010. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it has the intent to sell these ARS under the terms of the UBS offer. At that time, the Company changed the classification of the UBS-brokered ARS from available-for-sale securities to trading securities. During the six months ended March 31, 2010, the Company recorded the unrealized gain on the UBS-brokered ARS of $0.9 million in earnings within other expense, net, in the accompanying consolidated statements of operations.

The Company has elected the fair value measurement option under ASC 825 for the put option. See Note 7 for additional information on fair value measurements. The change in unrealized loss of $0.8 million recorded during the six months ended March 31, 2010 is included within other expense, net, in the accompanying consolidated statements of operations. The total impact of the put option and changes in the fair value of the UBS-brokered ARS during the six months ended March 31, 2010 was not material.

At March 31, 2010, the Company’s ARS portfolio, with a par value of $119.3 million, had a fair value of $109.8 million, and the related put option had a fair value of $5.3 million. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at March 31, 2010. Refer to Note 7 for additional information on the fair value measurement process for the Company’s ARS and related put option.

The Company’s trading ARS with a par value of $60.5 million and an estimated fair value of $55.2 million as of March 31, 2010, are expected to be redeemed pursuant to the UBS offer as discussed above. At redemption, the increase in fair value of the Company’s trading ARS to par value will be offset by the decrease in fair value of the above mentioned put option (which has an estimated fair value of $5.3 million as of March 31, 2010).

Based on the contractual maturities of the available-for-sale ARS as of March 31, 2010 and September 30, 2009, the par value and estimated fair value of the securities were as follows (in thousands):

	March 31, 2010		September 30, 2009
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Due in less than one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	58,750	54,565	59,000	54,442

Total	$58,750	$54,565	$59,000	$54,442

The total unrealized loss recorded in accumulated other comprehensive (loss) income, net, related to available-for-sale securities was $4.2 million ($2.5 million net of tax) and $4.6 million ($2.8 million net of tax) as of March 31, 2010 and September 30, 2009, respectively.

Below is a reconciliation of the par value and estimated fair value of the Company’s ARS for the six months ended March 31, 2010 (in thousands):

	Trading		Available-For-Sale		Total ARS
	UBS-Brokered ARS		Non-UBS-Brokered ARS
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Balance at October 1, 2009	$67,150	$60,994	$59,000	$54,442	$126,150	$115,436
Sold during the period	(3,000)	(3,000)	(50)	(50)	(3,050)	(3,050)
Change in unrealized loss included in other comprehensive income	—	—	—	(128)	—	(128)
Gains included in earnings (1)	—	268	—	—	—	268

Balance at December 31, 2009	64,150	58,262	58,950	54,264	123,100	112,526

Sold during the period	(3,650)	(3,650)	(200)	(200)	(3,850)	(3,850)
Change in unrealized loss included in other comprehensive income	—	—	—	501	—	501
Gains included in earnings (1)	—	591	—	—	—	591

Balance at March 31, 2010	$60,500	$55,203	$58,750	$54,565	$119,250	$109,768

(1)	Gains are recorded in other expense, net, within the consolidated statements of operations.

As of March 31, 2010, approximately 97% of the Company’s ARS portfolio was comprised of federally insured, student loan-backed securities and 80% of the Company’s ARS portfolio was comprised of Aaa/AAA/AAA rated investments by Moody’s, S&P and Fitch, respectively.

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

Interest Rate Risk Management

In August 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270.0 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long-term, variable-rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. As of March 31, 2009, the Company had swapped $270.0 million of the Term Loan for the first three years, $185.0 million for the fourth year and $100.0 million for the fifth year. Only the variable LIBOR component of the Term Loan was swapped to fixed rate. As of March 31, 2010, these hedges are still in place. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates.

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income, net, until the underlying transactions occur. Realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses for the ineffective portion are recognized in other income (expense), net, in the consolidated statements of operations. At the inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At March 31, 2010, all hedges were determined to be highly effective.

The following table summarizes the fair value of derivative instruments and their respective balance sheet classifications at March 31, 2010 and September 30, 2009 (in thousands):

	As of March 31, 2010
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$8,953	$—
Interest rate contracts (1)	—	9,379

Total derivatives designated as hedging instruments	$8,953	$9,379

Total derivatives	$8,953	$9,379

	As of September 30, 2009
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$5,492	$—
Interest rate contracts (1)	618	9,684

Total derivatives designated as hedging instruments	$6,110	$9,684

Total derivatives	$6,110	$9,684

(1)

Asset derivatives are classified within prepaid expenses and other current assets in the consolidated balance sheets. Liability derivatives are classified within accrued expenses in the consolidated balance sheets.

The following table summarizes the effect of derivative instruments that are in cash flow hedging relationships on the consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Foreign exchange contracts(1)	$4,398	$(3,328)	$2,529	$(4,262)
Interest rate contracts	(1,625)	(441)	n/a	n/a

Total	$2,773	$(3,769)	$2,529	$(4,262)

(1)	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in compensation and related expenses in the consolidated statements of operations.

The following table summarizes the effect of derivative instruments that are in cash flow hedging relationships on the consolidated statements of operations for the six months ended March 31, 2010 and 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Six Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Foreign exchange contracts(1)	$8,159	$(5,595)	$4,698	$(8,757)
Interest rate contracts	(313)	(11,064)	n/a	n/a

Total	$7,846	$(16,659)	$4,698	$(8,757)

(1)	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in compensation and related expenses in the consolidated statements of operations.

At March 31, 2010, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing by September 2011 was $108.2 million (INR 5.4 billion) and the notional value of the derivatives related to the interest rate swaps was $270.0 million. The estimated net amount of gains and losses at March 31, 2010 that is expected to be reclassified from accumulated other comprehensive (loss) income into income within the next twelve months is a net gain of approximately $7.6 million.

7. Fair Value Measurements

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

ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

Pursuant to ASC 825, the Company elected to measure and report a put option relating to its ARS (refer to Note 5 for more information) at fair value in order to account for the put option on the same basis (measured at fair value through earnings) as the associated asset (the ARS).

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents, investments and derivatives) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$575,466	$—	$—	$575,466
Auction-rate securities(1)	—	—	115,064	115,064
Other short-term investments	50,029	—	—	50,029
Derivative assets	—	8,953	—	8,953

Total assets	$625,495	$8,953	$115,064	$749,512

Liabilities:
Derivative liabilities	$—	$9,379	$—	$9,379

Total liabilities	$—	$9,379	$—	$9,379

Amounts included in:
Cash and cash equivalents	$564,581	$—	$—	$564,581
Prepaid expenses and other current assets (1)	10,885	8,953	5,296	25,134
Short-term investments	50,029	—	55,203	105,232
Long-term investments	—	—	54,565	54,565
Accrued expenses	—	(9,379)	—	(9,379)

Total	$625,495	$(426)	$115,064	$740,133

(1)	Level 3 amount includes the put option measured at fair value under ASC 825.

Level 2 assets and liabilities consist of derivative instruments used to reduce the effects of changes in foreign currency exchange rates and interest rates on the Company’s operating results and cash flows. All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions.

Level 3 assets consist of trading and available-for-sale ARS classified as short- and long-term investments, respectively, and a related put option as of March 31, 2010. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at March 31, 2010.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of March 31, 2010, and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS and exercise date of the put option. These assumptions will be subject to change as the underlying data changes and market conditions evolve. The assumed interest income yields for the Company’s ARS used in the discounted cash flow model were based on the yields provided for in the prospectus of each of the Company’s ARS issues, factoring in the forward yield curve. The assumed discount rate used in the discounted cash flow model was based on the implied spreads on recent student loan issues and included an illiquidity factor, which reflects the illiquidity in the ARS market. The assumed discount period used in the discounted cash flow model was determined by assigning a set of probabilities based on how the Company views its ARS to be liquidated, and included the current pace of redemptions at par and the average term that students take to repay related student loans.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings and put option by approximately $3.6 million. A one percentage point change on the discount rate used for valuing the ARS holdings and put option would impact the fair value by approximately $2.4 million.

Refer to Note 5 for additional information on the Company’s ARS.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put option	Total
Balance at October 1, 2009	$115,436	$6,138	$121,574
Change in unrealized loss included in other comprehensive income	(128)	—	(128)
Gains (losses) included in earnings (1)	268	(283)	(15)
Sold during the period	(3,050)	—	(3,050)

Balance at December 31, 2009	112,526	5,855	118,381

Change in unrealized loss included in other comprehensive income	501	—	501
Gains (losses) included in earnings (1)	591	(559)	32
Sold during the period	(3,850)	—	(3,850)

Balance at March 31, 2010	$109,768	$5,296	$115,064

(1)	Gains (losses) are recorded in other expense, net, within the consolidated statements of operations.

As discussed in Note 8, the Company recorded a pretax non-cash goodwill impairment charge of $17.0 million ($10.6 million net of tax, or $0.11 per diluted share) during the three months ended March 31, 2010. The goodwill impairment charge was a result of comparing the estimated fair value of the reporting unit to the carrying value of the reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows, and included estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue growth, compensation levels and discount rates. The fair value of the reporting unit impacted by the goodwill impairment charge is considered a non-recurring Level 3 fair value measurement.

8. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amount of goodwill for the six months ended March 31, 2010 (in thousands):

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2009	$100,818	$311,927	$412,745
Additions	10,858	—	10,858
Impairment	—	(17,026)	(17,026)
Allocation to divested business	—	(4,549)	(4,549)
Adjustment and reclassifications	(4,765)	2,753	(2,012)
Effect of changes in foreign exchange rates	(657)	(17,293)	(17,950)

Balance at March 31, 2010	$106,254	$275,812	$382,066

As discussed in Note 4, on January 28, 2010, the Company divested a portion of its North America EC Consulting business focused on advising boards of directors. As a result, the Company allocated goodwill between the portion of the reporting unit retained and the portion of the reporting unit disposed of, based on their relative fair values on January 28, 2010. The fair values of the portion of the reporting unit retained and the portion of the reporting unit disposed of were estimated using the expected present value of future cash flows, and included estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue growth, compensation levels and discount rates. The allocation of goodwill resulted in $4.5 million of goodwill assigned to the portion of the reporting unit disposed of in the first phase of the divestiture.

As a result of this partial divestiture, the Company was required to test the reporting unit impacted by the partial divestiture for impairment as of January 28, 2010 pursuant to ASC 350, Intangibles – Goodwill and Other. This goodwill impairment test was based upon a comparison of the estimated fair value of the reporting unit to the carrying value of that reporting unit. This analysis resulted in a pretax non-cash impairment charge of $17.0 million ($10.6 million net of tax, or $0.11 per diluted share) related to the Consulting segment recorded as a component of operating expenses in the accompanying consolidated statements of operations.

The additions to goodwill for Benefits Outsourcing for the six months ended March 31, 2010 related to the second quarter fiscal 2010 acquisition of Senior Educators. Adjustments and reclassifications to Benefits Outsourcing goodwill for the six months ended March 31, 2010 related to the reduction in purchase price for the recovery of funds held in escrow relating to the 2008 acquisition of an absence management business within Benefits Outsourcing. Adjustments and reclassifications of Consulting goodwill for the six months ended March 31, 2010 related to the reallocation of purchase price from the Company’s 2009 acquisition of its former joint venture, BodeHewitt AG & Co. KG.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at March 31, 2010 and September 30, 2009 (in thousands):

	March 31, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$257,317	$104,974	$152,343	$260,664	$97,887	$162,777
Core technology	50,465	23,914	26,551	48,551	21,310	27,241
Trademarks and tradenames	5,233	4,558	675	5,371	3,910	1,461

Total	$313,015	$133,446	$179,569	$314,586	$123,107	$191,479

Amortization expense related to definite-lived intangible assets for the three and six months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Customer relationships	$3,566	$3,276	$7,574	$7,502
Core technology	1,308	924	2,599	1,378
Trademarks and tradenames	378	351	770	733

Total	$5,252	$4,551	$10,943	$9,613

9. Debt

Long-term debt at March 31, 2010 and September 30, 2009 consisted of the following (in thousands):

	March 31, 2010	September 30, 2009
Unsecured senior term loan	$270,000	$270,000
Unsecured senior term notes	269,000	276,000
Term loan credit facility	21,585	26,631
Capital lease obligations	77,925	82,161
Other foreign debt	40	51

Subtotal	638,550	654,843
Current portion of long-term debt and capital lease obligations	49,064	36,282

Debt and capital lease obligations, less current portion	$589,486	$618,561

In October 2009, the Company entered into a three-year $250.0 million credit facility with a multi-bank syndicate. This credit facility contains a $25.0 million sub-limit for the issuance of letters of credit. This credit facility replaced the previous five-year $200.0 million credit facility. Borrowings under this facility accrue interest at LIBOR plus 200-300 basis points or a base rate plus 100-200 basis points. Borrowings are repayable at expiration of the facility on October 9, 2012 and quarterly commitment fees ranging from 30-50 basis points are charged under the credit facility. At March 31, 2010, there were no borrowings outstanding or letters of credit secured by this facility.

10. Restructuring Activities

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

The following table summarizes the activity in the restructuring reserves for the six months ended March 31, 2010 and 2009 (in thousands):

	Six Months Ended March 31,
	2010	2009
Balance at beginning of period	$52,207	$51,203
Additions	—	469
Payments, net	(6,932)	(8,150)
Adjustments	(311)	5,773

Balance at end of period	$44,964	$49,295

During the second quarter of fiscal 2009, the Company updated estimated sublease rental assumptions initially used to determine the fair value of the liabilities incurred to exit certain facilities. These assumptions were updated to reflect current market conditions relating to the commercial real estate rental market in the U.S. As a result, the Company recorded adjustments to the restructuring reserve of $6.3 million. These additional costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing and HR BPO segments in the amounts of $1.8 million and $3.0 million respectively; $1.5 million was recorded to shared services and was not allocated to the segments.

Additionally, during the second quarter of fiscal 2009, the Company recorded expense of $0.4 million related to the exit and consolidation of a certain facility in the U.S. The charges consisted of $0.5 million for recognition of the fair values of lease vacancy obligations offset slightly by the reversal of accrued rent. These costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Consulting segment.

Adjustments also include the accretion of fair values and the effect of foreign currency translation during the six months ended March 31, 2010 and 2009.

The Company anticipates that the remaining accrual will be paid out by fiscal 2018, based on the longest term remaining on the Company’s leased real estate.

11. Earnings Per Share

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

The following table presents computations of basic and diluted EPS in accordance with U.S. GAAP (in thousands, except share and per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income as reported	$57,402	$67,539	$125,802	$132,305

Weighted average outstanding shares – basic	93,604,430	93,674,297	93,701,637	93,804,695
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,315,739	1,025,867	1,410,927	1,002,121
Unvested restricted stock awards	831,350	881,792	727,603	706,107

Weighted average outstanding shares – diluted	95,751,519	95,581,956	95,840,167	95,512,923

Earnings per share – basic	$0.61	$0.72	$1.34	$1.41
Earnings per share – diluted	$0.60	$0.71	$1.31	$1.39

Of the outstanding stock options as of March 31, 2010 and 2009, 561,737 and 770,976 weighted average shares for each quarter and 408,003 and 790,069 for each six month period, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Pension and Postretirement Benefit Plans

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

The components of net periodic pension benefit costs for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service cost	$2,597	$2,291	$5,322	$4,706
Interest cost	2,899	2,729	5,941	5,668
Expected return on plan assets	(3,015)	(2,475)	(6,179)	(4,861)
Unrecognized prior service cost	(2)	14	(4)	30
Unrecognized loss	363	182	740	311

Net periodic benefit cost	$2,842	$2,741	$5,820	$5,854

The components of net periodic health benefit costs for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands):

	Health Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service cost	$61	$42	$121	$84
Interest cost	227	220	455	440
Unrecognized prior service cost	11	—	22	1
Unrecognized loss	61	26	122	52

Net periodic benefit cost	$360	$288	$720	$577

The Company contributed approximately $8.0 million to the pension plans during the six months ended March 31, 2010 and presently anticipates contributing approximately $12.0 million to fund its pension plans during the second half of fiscal 2010 (applying current foreign exchange rates).

13. Share-Based Compensation Plans

The Company recorded pretax share-based compensation expense of $15.2 million and $14.4 million during the three months ended March 31, 2010 and 2009, respectively, and $25.8 million and $26.9 million during the six months ended March 31, 2010 and 2009, respectively, related to the Company’s stock options, restricted stock units and performance share units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002, amended in January 2008 and administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. As of March 31, 2010, only restricted stock, restricted stock units, performance share units and stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of March 31, 2010, there were 4,917,986 shares available for grant under the Plan, which include shares tendered to the Company by employees to satisfy their minimum tax withholding requirements related to vested awards.

Restricted Stock Units

The following table summarizes restricted stock units activity, including performance share units activity, during the six months ended March 31, 2010:

	March 31, 2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,419,832	$29.42
Granted	1,586,351	$41.19
Vested	(35,913)	$32.55
Forfeited	(158,062)	$31.31

Outstanding at end of period	3,812,208	$34.21

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

The fair value used to determine compensation expense for the six months ended March 31, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used to determine fair value for options granted during the six months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Expected volatility	29.08%	29.30%
Risk-free interest rate	2.53%	2.13%
Expected life (in years)	6.17	6.17
Dividend yield	0%	0%

The Company uses the simplified method to determine the expected life assumption for all of its options. The Company continues to use the simplified method as it does not believe that it has sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded.

The following table summarizes stock option activity during the six months ended March 31, 2010:

	March 31, 2010
	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	6,298,321	$26.04
Granted	494,632	$41.40
Exercised	(1,256,576)	$24.39
Forfeited	(155,715)	$30.98
Expired	(5,337)	$32.80

Outstanding at end of period	5,375,325	$27.68

Exercisable options at end of period	3,707,377	$25.55

14. Commitments and Contingencies

Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing and consulting agreements, professional liability claims, vendors and service providers and employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range of outcomes, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Insurance and other recoveries of losses are separately evaluated and recognized only if such recoveries are also probable and reasonably estimable.

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

15. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income	$57,402	$67,539	$125,802	$132,305
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,114)	(25,114)	(11,692)	(79,765)
Unrealized losses on investments	311	4,432	232	124
Net unrealized gain (loss) on hedging transactions	152	305	1,958	(4,879)
Retirement plans	652	51	881	(2,911)

Total comprehensive income	$44,403	$47,213	$117,181	$44,874

The foreign currency translation adjustments during the three and six months ended March 31, 2010 and 2009 primarily related to the unfavorable changes in the value of the British pound sterling relative to the U.S. dollar.

16. Income Taxes

The Company’s consolidated effective income tax rate was 39.9% and 32.6% for the three months ended March 31, 2010 and 2009, respectively, and 39.7% and 36.2% for the six months ended March 31, 2010 and 2009, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis. The Company had a number of discrete events in the three and six months ended March 31, 2009 which materially reduced the prior year’s quarterly and six month consolidated effective income tax rate. The Company had no discrete events during the three and six months ended March 31, 2010 that materially impacted the effective income tax rate.

Income tax-related interest expense and income tax-related penalties are reported as a component of the provision for income taxes in the consolidated statements of operations. The Company included interest and penalties of $0.3 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, and $0.6 million and $1.0 million for the six months ended March 31, 2010 and 2009, respectively, in the provision for income taxes in the consolidated statements of operations. As of March 31, 2010 and September 30, 2009, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $13.9 million and $13.0 million, respectively.

The Company is subject to examination in the U.S. federal tax jurisdiction for the tax years ending September 30, 2007 and September 30, 2008. The U.S. federal tax examination for the tax years ending September 30, 2004 through September 30, 2006 has been completed, but the statutes of limitations for tax years 2003, 2004 and 2006 have not yet expired. The Company is also subject to examination in a number of state and foreign jurisdictions for the 2003, 2004, 2006, 2007 and 2008 tax years, for which no individually material unrecognized tax benefits exist. The Company has also filed an appeal with the IRS for the tax years ended September 30, 2003 and September 30, 2004. The Company believes appropriate provisions for all outstanding income tax matters have been made for all jurisdictions and all open years.

As of March 31, 2010 and September 30, 2009, the total amount of unrecognized tax benefits was $49.4 million. If tax matters for the 2003, 2004, 2006, 2007 and 2008 tax years are effectively settled with the IRS within the next 12 months, that settlement could increase earnings by zero to $50.6 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

During the second quarter of fiscal 2010, the Company reclassified amounts between current taxes payable (included in accrued expenses) and current deferred income taxes in the consolidated balance sheets related to performance-based compensation as a result of recently issued IRS guidance. There was no impact to the Company’s effective income tax rate or net income as a result of this balance sheet reclassification.

17. Segment Results

The Company has three reportable segments – Benefits Outsourcing, HR BPO and Consulting.

The Company operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the operating segments. These shared services include human resources, information technology services, management, corporate relations, finance, general counsel, real estate management, supplier management and other supporting services. Many of these costs, such as information technology services, real estate management and other support services, are assigned to the business segments based on usage and consumption factors. Certain costs within human resources, finance, general counsel, management, client and market leadership and corporate relations, are not allocated to the business segments and remain in unallocated shared service costs.

The following table summarizes the Company’s reportable segment results (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Benefits Outsourcing
Segment net revenues	$395,898	$392,171	$799,923	$783,745
Segment income	104,099	97,537	208,033	199,993

HR BPO
Segment net revenues	$109,534	$119,492	$223,613	$250,183
Segment income (loss)	1,052	(216)	7,525	(5,369)

Consulting
Segment net revenues	$262,347	$243,156	$523,172	$502,316
Segment income	22,427	32,317	55,997	69,799

Total Company
Segment net revenues	$767,779	$754,819	$1,546,708	$1,536,244
Intersegment revenues	(7,314)	(8,567)	(16,098)	(19,228)

Revenues before reimbursements	760,465	746,252	1,530,610	1,517,016
Reimbursements	15,471	15,580	40,861	38,789

Total revenues	$775,936	$761,832	$1,571,471	$1,555,805

Segment income	$127,578	$129,638	$271,555	$264,423

Charges not recorded at the segment level:
Unallocated shared service costs	24,194	22,732	43,300	45,160

Operating income	$103,384	$106,906	$228,255	$219,263

18. Subsequent Events

On May 5, 2010, the Company acquired certain net assets of HRAdvance, Inc., a dependent eligibility audit and ongoing verification service firm for cash of $11.0 million. The acquisition enhances the Company’s existing dependent audit capabilities by providing a focused, proprietary technology platform and domain expertise that can be leveraged across the Company’s existing client base. Results of operation will be included in the Benefits Outsourcing segment from the date of acquisition.

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

Overview

Second quarter revenues before reimbursements (“net revenues”) increased 1.9% as compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $17.3 million and the net favorable impact of acquisitions and divestitures of $2.3 million, net revenues decreased 0.8%. This decrease was the result of lower revenues in HR BPO, mostly due to client terminations and liquidations and the impact of contractual adjustments, which was mostly offset by increased revenues in Consulting. The higher Consulting revenues were primarily due to an increase in Retirement and Financial Management consulting services in Europe. Benefits Outsourcing revenues were approximately unchanged and reflect the impact of participant count growth across all businesses and lower adjustments for client service issues, partially offset by the impact of client losses, lower project revenues and client renewals at lower price points. The current-year quarter Benefits Outsourcing revenues include $13.9 million of previously deferred revenues that were recognized under new accounting guidance (refer to Note 2 in the Notes to the Consolidated Financial Statements) and were related to a material modification of an existing contract. The prior-year quarter Benefits Outsourcing revenues included $20.1 million of previously deferred revenues that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute. Segment results are discussed in greater detail later in this section.

Second quarter operating income decreased $3.5 million, or 3.3%, compared to the prior-year quarter. The current-year quarter operating income includes:

•

a pretax non-cash goodwill impairment charge of $17.0 million ($10.6 million net of tax, or $0.11 per diluted share) resulting from goodwill impairment testing of the reporting unit impacted by the partial divestiture of our North America Executive Compensation (“EC”) Consulting business (refer to Note 4 and Note 8 in the Notes to the Consolidated Financial Statements for additional information on this transaction and the goodwill impairment, respectively),

•	a net benefit of $7.2 million related to the material modification of an existing Benefits Outsourcing contract, and

•	a loss on sale of $2.4 million related to the partial divestiture of our North America EC Consulting business.

The prior-year quarter operating income included:

•	gains of $9.4 million on the sale of two divested HR BPO businesses,

•	net expenses of $6.7 million related to real estate exit activities (refer to Note 10 in the Notes to the Consolidated Financial Statements),

•	an expense of $4.0 million related to the addition to a legal reserve, and

•	a net benefit of $2.8 million related to the fiscal 2009 second quarter settlement of a Benefits Outsourcing contract dispute.

Lower operating and severance expenses and the favorable impact of foreign currency related to global operations, offset by lower revenues, contributed to our operating improvement. Consolidated results of operations are discussed in greater detail later in this section.

On January 28, 2010, we signed an agreement to divest a portion of our North America EC consulting business focused on advising boards of directors. The divestiture will take place in two phases. Its operations are included in the Consulting segment. This partial divestiture is in response to issues stemming from recent regulations promulgated by the Securities and Exchange Commission (“SEC”) regarding the independence of consulting firms that provide EC services. The first phase, which involved a select group of consultants leaving the Company to form Meridian Compensation Partners (“Meridian”), a fully-independent EC services boutique, closed on January 28, 2010. We received a promissory note in consideration for the divested business. The second phase, which involves a second group of consultants leaving the Company to join Meridian, is expected to close during the first quarter of fiscal 2011.

On March 3, 2010, we acquired Senior Educators Limited, a Web-based retiree medical insurance exchange that provides assistance to Medicare recipients seeking supplemental insurance products. We believe the acquisition provides us with the key building blocks needed to expand our services in the retiree health market – a solid proprietary technology platform, strong relationships with the major health plan providers and a skilled team. We intend to invest in sales, marketing and infrastructure to scale this business. Results of operations are included in the Benefits Outsourcing segment from the date of acquisition.

We continue to maintain a strong balance sheet with significant liquidity. Cash and cash equivalents were $564.6 million at March 31, 2010 and included investments in highly-rated money market funds and similar investments. At March 31, 2010, we had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of March 31, 2010 was approximately $282.8 million.

During the second quarter, we repurchased approximately 1.4 million of our outstanding shares at an average price of $39.08 per share for a total of $54.9 million. At March 31, 2010, we had approximately $158.1 million remaining under our current $300.0 million share repurchase authorization.

For further discussion of our results, please see our discussion of consolidated and segment results in the following section.

CONSOLIDATED RESULTS

The following table sets forth our historical results of operations.

Three Months Ended March 31, 2010 and 2009

Unaudited

	Three Months Ended March 31,			% of Net Revenues
($ in thousands)	2010	2009	% Change	2010	2009
Revenues:
Net revenues (1)	$760,465	$746,252	1.9%
Reimbursements	15,471	15,580	(0.7)%

Total revenues	775,936	761,832	1.9%

Operating expenses:
Compensation and related expenses	467,194	470,852	(0.8)%	61.4%	63.1%
Other operating expenses (1)	131,607	141,301	(6.9)%	17.3	18.9
Selling, general and administrative expenses	38,895	35,786	8.7%	5.1	4.8
Reimbursable expenses	15,471	15,580	(0.7)%	2.0	2.1
Goodwill and asset impairment	17,026	786	n/m	2.2	0.1
Loss (gain) on sale of businesses	2,359	(9,379)	n/m	0.3	(1.2)

Total operating expenses	672,552	654,926	2.7%	88.4	87.8

Operating income	103,384	106,906	(3.3)%	13.6	14.3

Other (expense) income, net:
Interest expense	(9,580)	(9,854)	(2.8)%	(1.3)	(1.3)
Interest income	1,919	1,565	22.6%	0.3	0.2
Other (expense) income, net	(181)	1,537	n/m	—	0.2

Total other expense, net	(7,842)	(6,752)	16.1%	(1.0)	(0.9)

Income before income taxes	95,542	100,154	(4.6)%	12.6	13.4
Provision for income taxes	38,140	32,615	16.9%	5.0	4.3

Net income	$57,402	$67,539	(15.0)%	7.5%	9.1%

(1)

Net revenues include $10.9 million and $9.7 million of third-party supplier revenues for the three months ended March 31, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues increased 1.9% as compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $17.3 million and the net favorable impact of acquisitions and divestitures of $2.3 million, net revenues decreased 0.8%. This decrease was the result of lower revenues in HR BPO, mostly due to client terminations and liquidations and the impact of contractual adjustments, which was mostly offset by increased revenues in Consulting. The higher Consulting revenues were primarily due to an increase in Retirement and Financial Management consulting services in Europe. Benefits Outsourcing revenues were approximately unchanged and reflect the impact of participant count growth across all businesses and lower adjustments for client service issues, partially offset by the impact of client losses, lower project revenues and client renewals at lower price points. The current-year quarter Benefits Outsourcing revenues include $13.9 million of previously deferred revenues that were recognized under new accounting guidance (refer to Note 2 in the Notes to the Consolidated Financial Statements) and were related to a material modification of an existing contract. The prior-year quarter Benefits Outsourcing revenues included $20.1 million of previously deferred revenues that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased $3.7 million, or 0.8%. The current-year quarter reflects $6.0 million of previously deferred costs that were recognized under new accounting guidance and were related to a material modification of an existing contract. The prior-year quarter reflected $15.2 million of previously deferred costs that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute. The increased cost to support new clients and the unfavorable impacts of foreign currency translation related to global operations were partially offset by the impact of cost management efforts, lower severance expenses and staffing leverage.

Other Operating Expenses

The decrease in other operating expenses of $9.7 million, or 6.9%, was primarily due to a decrease in rental expense resulting from prior-year real estate exit charges and was partially offset by the unfavorable impacts of foreign currency translation related to global operations.

Selling, General and Administrative (“SG&A”) Expenses

The increase in SG&A expenses of $3.1 million, or 8.7%, was mostly due to an increase in travel and marketing expenses and the unfavorable impacts of foreign currency translation related to global operations.

Goodwill and Asset Impairment

As a result of the divestiture of a portion of our North America EC Consulting business, we were required to test the reporting unit impacted by the partial divestiture for impairment as of January 28, 2010 pursuant to ASC 350, Intangibles – Goodwill and Other. This goodwill impairment test was based upon a comparison of the estimated fair value of the reporting unit to the carrying value of that reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows, and included estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue growth, compensation levels and discount rates. This analysis resulted in a pretax non-cash impairment charge of $17.0 million ($10.6 million net of tax, or $0.11 per diluted share) related to the Consulting segment recorded as a component of operating results in the accompanying consolidated statements of operations.

The prior-year quarter impairment charge of $0.8 million resulted from the write-off of deferred set-up costs associated with a client contract.

Loss (Gain) on Sale of Businesses

The current-year quarter loss on sale of business of $2.4 million relates to the divestiture of a portion of our North America EC Consulting business. We recorded a pretax loss of $1.8 million as a result of the first phase of the sale. We also recorded an estimated pretax loss of $0.6 million related to the second phase of this transaction in the second quarter of fiscal 2010 since we expect to incur a loss when we complete the second phase of this transaction.

The prior-year quarter gain on sale of businesses of $9.4 million related to our fiscal 2009 divestiture of two HR BPO businesses. In February 2009, we closed on the sale of the net assets and stock related to our Latin America HR BPO business. Additionally, in March 2009, we closed on the sale of the net assets related to our HR BPO mobility services business. Both divestitures were part of our efforts to streamline our HR BPO service offerings. We recorded a pretax gain of $9.1 million primarily related to the recognition of cumulative currency translation adjustments during the quarter ended March 31, 2009 as a result of the sale of our Latin America HR BPO business. We recorded a pretax gain of $0.3 million during the quarter ended March 31, 2009 as a result of the sale of our HR BPO mobility services business.

Total Other Expense, Net

Total other expense, net, increased $1.1 million and resulted from higher losses on foreign currency transactions. Lower earnings from joint ventures, mostly due to the acquisition of our former joint venture, BodeHewitt, that is now consolidated in the Company’s results of operations, also contributed to the increase in total other expense, net. This was partially offset by favorable gains related to the prior-year writedown of our auction rate securities and related put option.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 39.9% and 32.6% for the three months ended March 31, 2010 and 2009, respectively. The Company had a number of discrete events in the three months ended March 31, 2009 which materially reduced the prior year’s quarterly consolidated effective income tax rate. The Company had no discrete events during the three months ended March 31, 2010 that materially impacted the effective income tax rate.

Six Months Ended March 31, 2010 and 2009

Unaudited

	Six Months Ended March 31,			% of Net Revenues
($ in thousands)	2010	2009	% Change	2010	2009
Revenues:
Net revenues (1)	$1,530,610	$1,517,016	0.9%
Reimbursements	40,861	38,789	5.3%

Total revenues	1,571,471	1,555,805	1.0%

Operating expenses:
Compensation and related expenses	940,641	951,759	(1.2)%	61.5%	62.7%
Other operating expenses (1)	267,412	275,309	(2.9)%	17.5	18.1
Selling, general and administrative expenses	74,917	76,663	(2.3)%	4.9	5.1
Reimbursable expenses	40,861	38,789	5.3%	2.7	2.6
Goodwill and asset impairment	17,026	3,401	n/m	1.1	0.2
Loss (gain) on sale of businesses	2,359	(9,379)	n/m	0.2	(0.6)

Total operating expenses	1,343,216	1,336,542	0.5%	87.8	88.1

Operating income	228,255	219,263	4.1%	14.9	14.5

Other (expense) income, net:
Interest expense	(19,236)	(20,539)	(6.3)%	(1.3)	(1.4)
Interest income	2,838	5,865	(51.6)%	0.2	0.4
Other (expense) income, net	(3,088)	2,819	n/m	(0.2)	0.2

Total other expense, net	(19,486)	(11,855)	64.4%	(1.3)	(0.8)

Income before income taxes	208,769	207,408	0.7%	13.6	13.7
Provision for income taxes	82,967	75,103	10.5%	5.4	5.0

Net income	$125,802	$132,305	(4.9)%	8.2%	8.7%

(1)

Net revenues include $22.1 million and $20.0 million of third-party supplier revenues for the six months ended March 31, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues increased 0.9% as compared to the prior-year period. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $29.7 million and the net favorable impact of acquisitions and divestitures of $4.7 million, net revenues decreased 1.5%. This decrease was the result of lower revenues in HR BPO, mostly due to client terminations and liquidations and the impact of contractual adjustments, and Consulting, principally due to lower demand in discretionary services, which was mostly offset by increased revenues in Benefits Outsourcing. The higher Benefits Outsourcing revenues reflect the impact of participant count growth across all businesses and lower adjustments for client service issues offset by the impact of client losses, client renewals at lower price points and lower project revenues. The current-year period Benefits Outsourcing revenues include $13.9 million of previously deferred revenues that were recognized under new accounting guidance and were related to a material modification of an existing contract. The prior-year period Benefits Outsourcing revenues included $20.1 million of previously deferred revenues that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased $11.1 million, or 1.2%. The current-year period reflects $6.0 million of previously deferred costs that were recognized under new accounting guidance and were related to a material modification of an existing contract. The prior-year period reflected $15.2 million of previously deferred costs that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute. Staffing leverage and lower severance expenses, partially offset by the increased cost to support new clients and the unfavorable impacts of foreign currency translation related to global operations, also contributed to the decrease.

Other Operating Expenses

The decrease in other operating expenses of $7.9 million, or 2.9%, was primarily due to a decrease in rental expense resulting from prior-year real estate exit charges and was partially offset by the unfavorable impacts of foreign currency translation related to global operations.

SG&A Expenses

The decrease in SG&A expenses of $1.7 million, or 2.3%, was mostly due to lower bad debt expense, mostly offset by the unfavorable impacts of foreign currency translation related to global operations and an increase in marketing and travel expenses.

Goodwill and Asset Impairment

As a result of the divestiture of a portion of our North America EC Consulting business, we were required to test the reporting unit impacted by the partial divestiture for impairment as of January 28, 2010 pursuant to ASC 350, Intangibles – Goodwill and Other. This goodwill impairment test was based upon a comparison of the estimated fair value of the reporting unit to the carrying value of that reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows, and included estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue growth, compensation levels and discount rates. This analysis resulted in a pretax non-cash impairment charge of $17.0 million ($10.6 million net of tax, or $0.11 per diluted share) related to the Consulting segment recorded as a component of operating results in the accompanying consolidated statements of operations.

The prior-year period impairment charge of $3.4 million resulted from the write-off of deferred set-up costs associated with certain client contracts, in addition to the impairment of customer relationship intangible assets.

Loss (Gain) on Sale of Businesses

The current-year period loss on sale of business of $2.4 million relates to the divestiture of a portion of our North America EC Consulting business. We recorded a pretax loss of $1.8 million as a result of the first phase of the sale. We also recorded an estimated pretax loss of $0.6 million related to the second phase of this transaction since we expect to incur a loss when we complete the second phase of this transaction.

The prior-year period gain on sale of businesses of $9.4 million related to our fiscal 2009 divestiture of two HR BPO businesses. In February 2009, we closed on the sale of the net assets and stock related to our Latin America HR BPO business. Additionally, in March 2009, we closed on the sale of the net assets related to our HR BPO mobility services business. Both divestitures were part of our efforts to streamline our HR BPO service offerings. We recorded a pretax gain of $9.1 million primarily related to the recognition of cumulative currency translation adjustments during the quarter ended March 31, 2009 as a result of the sale of our Latin America HR BPO business. We recorded a pretax gain of $0.3 million during the quarter ended March 31, 2009 as a result of the sale of our HR BPO mobility services business.

Total Other Expense, Net

Total other expense, net, increased $7.6 million and resulted from higher losses on foreign currency transactions and lower interest income, mostly a result of lower average interest rates as compared to the prior-year period. Lower earnings from joint ventures, principally due to the acquisition of our former joint venture, BodeHewitt, that is now consolidated in the Company’s results of operations, was mostly offset by favorable gains related to the prior-year writedown of our auction rate securities and related put option.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 39.7% and 36.2% for the six months ended March 31, 2010 and 2009, respectively. The Company had a number of discrete events in the six months ended March 31, 2009 which materially reduced the prior year’s six month consolidated effective income tax rate. The Company had no discrete events during the six months ended March 31, 2010 that materially impacted the effective income tax rate.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended March 31, 2010 and 2009

Unaudited

	Three Months Ended March 31,		% Change
($ in thousands)	2010	2009
Benefits Outsourcing
Segment net revenues	$395,898	$392,171	1.0%
Segment income	104,099	97,537	6.7%
Segment income as a percentage of segment revenues	26.3%	24.9%

HR BPO
Segment net revenues (1)	$109,534	$119,492	(8.3)%
Segment income (loss)	1,052	(216)	n/m
Segment income (loss) as a percentage of segment revenues	1.0%	(0.2)%

Consulting
Segment net revenues	$262,347	$243,156	7.9%
Segment income	22,427	32,317	(30.6)%
Segment income as a percentage of segment revenues	8.5%	13.3%

Total Company
Segment net revenues (1)	$767,779	$754,819	1.7%
Intersegment revenues	(7,314)	(8,567)	(14.6)%

Net revenues	760,465	746,252	1.9%
Reimbursements	15,471	15,580	(0.7)%

Total revenues	$775,936	$761,832	1.9%

Segment income	$127,578	$129,638	(1.6)%
Unallocated shared service costs	24,194	22,732	6.4%

Operating income	$103,384	$106,906	(3.3)%

(1)

HR BPO net revenues include $10.9 million and $9.7 million of third-party supplier revenues for the three months ended March 31, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenues increased 1.0% compared to the prior-year quarter. Adjusting for the favorable effect of foreign currency translation of $2.0 million and the favorable impact of an acquisition of $0.2 million, net revenues were approximately unchanged. Higher revenues associated with participant count growth across all businesses and lower adjustments for client service issues were offset by the impact of client losses, lower project revenues and client renewals at lower price points. The current-year quarter Benefits Outsourcing revenues include $13.9 million of previously deferred revenues that were recognized under new accounting guidance and were related to a material modification of an existing contract. The prior-year quarter Benefits Outsourcing revenues included $20.1 million of previously deferred revenues that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute.

Benefits Outsourcing segment income increased 6.7% compared to the prior-year quarter. The increase was due to the impact of participant count growth across all businesses, cost management efforts and lower adjustments for client service issues. This was partially offset by the impact of client losses, lower project revenues and client renewals at lower price points. The current-year quarter includes a benefit of $7.2 million that was recognized under new accounting guidance and was related to the material modification of an existing contract. The prior-year quarter included a benefit of $2.8 million related to the fiscal 2009 second quarter settlement of a contract dispute.

HR BPO

HR BPO net revenues decreased 8.3% compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the prior-year benefit of $3.3 million related to two divested businesses and the favorable effect of foreign currency translation of $4.0 million, net revenues decreased 10.7%. This decrease was primarily due to client terminations and liquidations and the impact of contractual adjustments.

HR BPO segment income was $1.1 million in the current-year quarter as compared to a segment loss of $0.2 million in the prior-year quarter. The improvement was primarily the result of lower costs due to infrastructure cost management efforts and staffing leverage, partially offset by lower revenues. The prior-year quarter also reflected gains on the sale of two divested businesses of $9.4 million.

Consulting

Consulting net revenues increased 7.9% compared to the prior-year quarter. Adjusting for the favorable effect of foreign currency translation of $11.4 million and the net favorable impact of a fiscal 2009 acquisition and a fiscal 2010 divestiture of $5.4 million, net revenues increased 1.0%. The higher Consulting revenues were primarily due to an increase in Retirement and Financial Management consulting services in Europe.

Consulting segment income decreased 30.6% compared to the prior-year quarter. The current-year quarter includes a pretax non-cash goodwill impairment charge of $17.0 million resulting from goodwill impairment testing of the reporting unit impacted by the partial divestiture of our North America EC Consulting business. The current-year quarter also includes a loss of $2.4 million related to the partial divestiture of our North America EC Consulting business. The prior-year quarter included a $4.0 million addition to a legal reserve. Revenue growth and lower compensation and severance costs were partially offset by higher operating expenses.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, human resources, management and corporate relations and other related costs.

Unallocated costs increased $1.5 million, or 6.4%. The increase was primarily due to higher professional services fees.

Six Months Ended March 31, 2010 and 2009

Unaudited

	Six Months Ended March 31,		% Change
($ in thousands)	2010	2009
Benefits Outsourcing
Segment net revenues	$799,923	$783,745	2.1%
Segment income	208,033	199,993	4.0%
Segment income as a percentage of segment revenues	26.0%	25.5%

HR BPO
Segment net revenues (1)	$223,613	$250,183	(10.6)%
Segment income (loss)	7,525	(5,369)	n/m
Segment income (loss) as a percentage of segment revenues	3.4%	(2.1)%

Consulting
Segment net revenues	$523,172	$502,316	4.2%
Segment income	55,997	69,799	(19.8)%
Segment income as a percentage of segment revenues	10.7%	13.9%

Total Company
Segment net revenues (1)	$1,546,708	$1,536,244	0.7%
Intersegment revenues	(16,098)	(19,228)	(16.3)%

Net revenues	1,530,610	1,517,016	0.9%
Reimbursements	40,861	38,789	5.3%

Total revenues	$1,571,471	$1,555,805	1.0%

Segment income	$271,555	$264,423	2.7%
Unallocated shared service costs	43,300	45,160	(4.1)%

Operating income	$228,255	$219,263	4.1%

(1)

HR BPO net revenues include $22.1 million and $20.0 million of third-party supplier revenues for the six months ended March 31, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenues increased 2.1% compared to the prior-year period. Adjusting for the favorable effect of foreign currency translation of $3.5 million and the favorable impact of an acquisition of $0.2 million, net revenues increased 1.6%. Higher revenues associated with participant count growth across all businesses and lower adjustments for client service issues were offset by the impact of lost clients, client renewals at lower price points and lower project revenues. The current-year period Benefits Outsourcing revenues include $13.9 million of previously deferred revenues that were recognized under new accounting guidance and were related to a material modification of an existing contract. The prior-year period Benefits Outsourcing revenues included $20.1 million of previously deferred revenues that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute.

Benefits Outsourcing segment income increased 4.0% compared to the prior-year period. The increase was due to the impact of participant count growth across all businesses, lower client adjustments for prior service issues, cost management efforts and the favorable impacts of foreign currency translation related to global operations. This was partially offset by the impact of client losses, client renewals at lower price points and lower project revenues. The current-year period includes a benefit of $7.2 million that was recognized under new accounting guidance and was related to the material modification of an existing contract. The prior-year period included a benefit of $2.8 million related to the fiscal 2009 second quarter settlement of a contract dispute.

HR BPO

HR BPO net revenues decreased 10.6% compared to the prior-year period. Excluding third-party supplier revenues and adjusting for the prior-year benefit of $10.6 million related to two divested businesses and the favorable effect of foreign currency translation of $6.7 million, net revenues decreased 11.0%. This decrease was primarily due to client terminations and liquidations and the impact of contractual adjustments.

HR BPO segment income was $7.5 million in the current-year period as compared to a segment loss of $5.4 million in the prior-year period. The improvement was primarily the result of staffing leverage, infrastructure cost management efforts and the favorable impacts of foreign currency translation related to global operations. This improvement was offset by lower revenues. The prior-year period also reflected gains on the sale of two divested businesses of $9.4 million.

Consulting

Consulting net revenues increased 4.2% compared to the prior-year period. Adjusting for the favorable effect of foreign currency translation of $19.5 million and the net favorable impact of a fiscal 2009 acquisition and a fiscal 2010 divestiture of $15.1 million, net revenues decreased 2.8%. This decrease was due to lower revenues from Talent and Organization Consulting services in most regions and Communication services in North America, both a result of a continued adverse economic environment. This was offset by higher revenues due to an increase in Retirement and Financial Management consulting services in North America and Europe.

Consulting segment income decreased 19.8% compared to the prior-year period. The current-year period includes a pretax non-cash goodwill impairment charge of $17.0 million resulting from goodwill impairment testing of the reporting unit impacted by the partial divestiture of our North America EC Consulting business. The current-year period also includes a loss of $2.4 million related to the partial divestiture of our North America EC Consulting business. The prior-year period included a $4.0 million addition to a legal reserve. Lower bad debt expense, lower severance costs and the favorable impacts of foreign currency translation related to global operations, were partially offset by higher SG&A and other operating expenses.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include finance, legal, human resources, management and corporate relations and other related costs.

Unallocated costs decreased $1.9 million, or 4.1%. The decrease was primarily due to lower compensation expense partially offset by higher professional services fees.

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

Summary of Cash Flows	Six Months Ended March 31,
(in thousands)	2010	2009
Cash provided by operating activities	$139,504	$127,428
Cash used in investing activities	(103,978)	(57,474)
Cash used in financing activities	(49,362)	(141,831)
Effect of exchange rates on cash and cash equivalents	(3,225)	(18,469)

Net decrease in cash and cash equivalents	(17,061)	(90,346)
Cash and cash equivalents at beginning of period	581,642	541,494

Cash and cash equivalents at end of period	$564,581	$451,148

Cash and cash equivalents were $564.6 million and $581.6 million as of March 31, 2010 and September 30, 2009, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

Operating activities

The Company’s cash provided by operating activities increased $12.1 million in the current-year period compared to the prior-year period, mostly due to the impact of improved operating performance and lower settlement payments. The collection of receivables provided a greater benefit to operating cash flows in the prior-year period, mostly offsetting the improved operating performance.

Investing activities

Cash used in investing activities increased $46.5 million in the current-year period. An increase in the purchase of short-term investments and an acquisition in the current-year period were partially offset by a decrease in capital expenditures.

Financing activities

Cash used in financing activities decreased $92.5 million in the current-year period. The decrease was principally due to the prior-year repayment of the Company’s $110.0 million convertible debt, partially offset by higher share repurchases in the current-year period and higher proceeds from short-term borrowings in the prior-year period. The Company also generated more cash in the current-year period primarily due to higher proceeds from the exercise of stock options.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the next twelve months and the foreseeable future.

At March 31, 2010, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. During the first quarter of fiscal 2010, the Company increased its available credit by $50.0 million when it replaced an existing $200.0 million credit facility with a new three-year, $250.0 million credit facility. The amount of unused credit facilities as of March 31, 2010 was approximately $282.8 million.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the six months ended March 31, 2010.

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

We are exposed to market risk primarily from changes in foreign currency exchange rates and interest rates. As discussed below, in December 2007, we initiated a foreign currency risk management program involving the use of financial derivatives. In August 2008, we initiated a debt risk management program involving interest rate swaps. For analysis of the debt risk management program, refer to our Form 10-K for the fiscal year ended September 30, 2009. We do not hold or issue derivative financial instruments for trading purposes.

Foreign exchange risk

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge up to 75% of future exposures. As of March 31, 2010, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 62% of forecasted transactions of approximately $173.4 million over the next 18 months. A 10% change in the exchange rate on the related exposure would result in an increase or decrease in related expenses of approximately $17.3 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $10.8 million on settlement of the derivative instruments.

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

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is involved in disputes arising in the ordinary course of its business relating to outsourcing and consulting agreements, professional liability claims, vendors and service providers and employment claims. The Company is also routinely audited and subject to inquiries by governmental and regulatory agencies. Management considers such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range of outcomes, and no amount within the range is a better estimate than another, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Insurance and other recoveries of losses are separately evaluated and recognized only if such recoveries are also probable and reasonably estimable.

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

With the exception of the additional risk factor below relating to recently adopted health care reform initiatives, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the year ended September 30, 2009 (“2009 Form 10-K”). The risk factor below should be read in conjunction with the Risk Factors and information disclosed in our 2009 Form 10-K.

Our business will be negatively affected if we are not able to adapt to changes resulting from the recently adopted U.S. health care reform initiatives.

In March 2010, the United States government enacted health reform legislation that will impact how our clients offer health care to their employees. While we are currently addressing the impact of the legislation to the services we offer, if we are unable to adapt our services to changes resulting from these laws and any subsequent regulations, our ability to grow our business or to provide effective outsourcing and consulting services in these areas will be negatively impacted. Furthermore, if our clients reduce the role or extent of employer-sponsored health care in response to the newly enacted legislation, our results of operations could be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 – 31, 2010 (1)
Class A	249,245	$41.20	249,200	$202,766
February 1 – 28, 2010 (1)
Class A	692,000	$38.01	692,000	$176,466
March 1 – 31, 2010 (1)
Class A	463,819	$39.54	463,819	$158,128
Total Shares Purchased:

Class A	1,405,064	$39.08	1,405,019

(1)

The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for January 1, 2010 through March 31, 2010 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.

(2)	During the first quarter of fiscal 2009, the Board of Directors authorized the Company to repurchase up to $300 million of its outstanding common shares through November 12, 2010.

Item 5.	Other Information

The Company’s Annual Meeting of the Stockholders was held on January 27, 2010. There were present at the meeting, either in person or by proxy, holders of 85,939,699 shares of common stock. The following persons were elected to the Company’s Board of Directors as Class III directors to hold office until the expiration of their terms in 2013. The votes cast for each Director were as follows:

Nominee	For	Withheld	Broker Non-Votes
Judson C. Green	72,911,243	1,792,307	11,236,149
Michael E. Greenlees	66,749,366	7,954,184	11,236,149
Steven P. Stanbrook	66,656,271	8,047,279	11,236,149

In addition, the following person was elected to the Company’s Board of Directors as a Class I director to hold office until the expiration of his term in 2012. The votes cast for such Director were as follows:

Nominee	For	Withheld	Broker Non-Votes
Stacey J. Mobley	73,138,126	1,565,424	11,236,149

In addition to the Directors listed above, Directors who are continuing in their term of office are: William J. Conaty, Russell P. Fradin, Cheryl A. Francis, Alex J. Mandl, Cary D. McMillan and Thomas J. Neff.

The results of the other matters voted upon at the Annual Meeting were as follows:

•

Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending on September 30, 2010. For – 85,161,114, Against – 731,985, Abstain – 46,600.

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

ITEMS 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: May 6, 2010	By:	/s/ JOSEPH A. TAUTGES
Joseph A. Tautges
Corporate Controller
(principal accounting officer and duly authorized officer)