Form 10-Q
period 2010-06-30
HEWITT ASSOCIATES INC
filed 2010-08-05
CIK 1168478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of the issuer’s common stock, as of the latest practical date.

Class	Outstanding shares at June 30, 2010
Class A Common Stock - $0.01 par value	91,956,752

HEWITT ASSOCIATES, INC.

FORM 10-Q

For the Period Ended

June 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share and per share amounts)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$686,463	$581,642
Short-term investments	48,386	60,994
Client receivables and unbilled work in process, less allowances of $14,546 and $14,381 at June 30, 2010 and September 30, 2009, respectively	522,437	527,272
Prepaid expenses and other current assets	168,078	169,533
Funds held for clients	114,176	131,801
Short-term deferred contract costs, net	95,525	89,919
Deferred income taxes, net	101,730	34,119

Total current assets	1,736,795	1,595,280

Non-Current Assets:
Deferred contract costs, less current portion	231,782	254,905
Property and equipment, net	366,613	384,254
Other intangible assets, net	175,631	191,479
Goodwill	373,023	412,745
Long-term investments	43,458	54,442
Other non-current assets, net	17,848	31,535

Total non-current assets	1,208,355	1,329,360

Total Assets	$2,945,150	$2,924,640

LIABILITIES
Current Liabilities:
Accounts payable	$15,407	$20,790
Accrued expenses	220,735	164,724
Funds held for clients	114,176	131,801
Advanced billings to clients	149,787	137,447
Accrued compensation and benefits	340,724	393,463
Short-term deferred contract revenues, net	64,055	61,356
Current portion of long-term debt and capital lease obligations	39,189	36,282

Total current liabilities	944,073	945,863

Non-Current Liabilities:
Deferred contract revenues, less current portion	163,379	192,056
Debt and capital lease obligations, less current portion	584,961	618,561
Other non-current liabilities	187,591	223,835
Deferred income taxes, net	77,892	84,023

Total non-current liabilities	1,013,823	1,118,475

Total Liabilities	$1,957,896	$2,064,338

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands except for share and per share amounts)

	June 30,	September 30,
	2010	2009
	(Unaudited)
STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized, 134,624,475 and 132,844,269 shares issued, 91,956,752 and 93,535,270 shares outstanding, as of June 30, 2010 and September 30, 2009, respectively	$1,346	$1,328
Additional paid-in capital	1,743,611	1,662,687
Cost of common stock in treasury, 42,667,723 and 39,308,999 shares of Class A common stock as of June 30, 2010 and September 30, 2009, respectively	(1,406,459)	(1,277,815)
Retained earnings	673,520	469,777
Accumulated other comprehensive (loss) income, net	(24,764)	4,325

Total Stockholders’ Equity	987,254	860,302

Total Liabilities and Stockholders’ Equity	$2,945,150	$2,924,640

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Revenues before reimbursements	$730,576	$729,009	$2,261,186	$2,246,025
Reimbursements	16,019	14,710	56,880	53,499

Total revenues	746,595	743,719	2,318,066	2,299,524

Operating expenses:
Compensation and related expenses	460,800	451,432	1,401,440	1,403,191
Other operating expenses	145,062	137,500	412,474	412,809
Selling, general and administrative expenses	40,912	30,262	115,830	106,925
Reimbursable expenses	16,019	14,710	56,880	53,499
Goodwill and asset impairment	4,571	758	21,597	4,159
Loss (gain) on sale of businesses	—	—	2,359	(9,379)

Total operating expenses	667,364	634,662	2,010,580	1,971,204

Operating income	79,231	109,057	307,486	328,320

Other (expense) income, net:
Interest expense	(9,646)	(9,620)	(28,881)	(30,159)
Interest income	2,187	1,375	5,025	7,240
Other (expense) income, net	(1,310)	3,305	(4,399)	6,125

Total other expense, net	(8,769)	(4,940)	(28,255)	(16,794)

Income before income taxes	70,462	104,117	279,231	311,526

(Benefit) provision for income taxes	(7,480)	35,720	75,488	110,825

Net income	$77,942	$68,397	$203,743	$200,701

Earnings per share:
Basic	$0.84	$0.73	$2.18	$2.14
Diluted	$0.82	$0.71	$2.13	$2.10

Weighted average shares:
Basic	92,884,931	93,439,928	93,429,402	93,683,106
Diluted	95,107,474	95,861,701	95,599,034	95,629,182

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$203,743	$200,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred contract revenues and costs	130,480	119,130
Share-based compensation	40,308	40,950
Deferred income taxes	3,771	32,058
Goodwill and asset impairment	21,597	4,159
Loss (gain) on sale of businesses	2,359	(9,379)
Fair value adjustment related to financial assets	(18)	404
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Client receivables and unbilled work in process	(3,973)	104,970
Prepaid expenses and other current assets	38,109	(51,499)
Deferred contract costs	(54,007)	(72,677)
Other assets	15,522	7,693
Accounts payable	(4,967)	281
Accrued compensation and benefits	(48,841)	(60,457)
Accrued expenses	(4,927)	(58,861)
Advanced billings to clients	13,581	4,050
Deferred contract revenues	16,710	31,388
Other long-term liabilities	(33,691)	(6,627)

Net cash provided by operating activities	335,756	286,284
Cash flows from investing activities:
Purchases of investments	(48,545)	—
Proceeds from sales of investments	49,850	4,825
Additions to property and equipment	(71,543)	(93,988)
Cash paid for acquisitions, net of cash acquired	(21,319)	(62,067)
Cash received for sale of businesses	—	1,105
Other investing activities	(10,885)	—

Net cash used in investing activities	(102,442)	(150,125)

Cash flows from financing activities:
Proceeds from the exercise of stock options	33,511	7,906
Excess tax benefits from the exercise of share-based awards	3,724	2,345
Proceeds from short-term borrowings	—	18,119
Repayments of short-term borrowings, capital leases and long-term debt	(28,928)	(149,734)
Purchase of Class A common shares for treasury	(128,644)	(45,458)

Net cash used in financing activities	(120,337)	(166,822)

Effect of exchange rate changes on cash and cash equivalents	(8,156)	(6,892)

Net increase (decrease) in cash and cash equivalents	104,821	(37,555)

Cash and cash equivalents, beginning of period	581,642	541,494

Cash and cash equivalents, end of period	$686,463	$503,939

Supplementary disclosure of cash paid during the period:
Interest paid	$26,489	$27,865
Income taxes paid	$62,222	$75,439

The accompanying notes are an integral part of these financial statements.

HEWITT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Hewitt Associates, Inc., a Delaware corporation, and its subsidiaries (“Hewitt” or the “Company”) provide global human resources benefits, outsourcing and consulting services. Benefits Outsourcing includes administrative services for health and welfare, defined contribution and defined benefit plans, and absence management, in addition to other standalone HR outsourcing services. Human Resource Business Process Outsourcing (“HR BPO”) includes workforce administration, rewards management, recruiting and staffing, payroll processing, performance management, learning and development, talent management, time and attendance, procurement expertise and vendor management. Hewitt’s Consulting business provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes, in addition to investment consulting services.

On July 11, 2010, Hewitt entered into an Agreement and Plan of Merger with Aon Corporation (“Aon”), Alps Merger Corp., a wholly owned subsidiary of Aon, and Alps Merger LLC, a wholly owned subsidiary of Aon, pursuant to which Aon has agreed to acquire Hewitt. The merger agreement has been approved and adopted by the boards of directors of each of Aon and Hewitt. The transaction is expected to close during the fourth calendar quarter of 2010. Refer to Note 18 for additional information on the merger agreement and the proposed transaction.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2010, and for all periods presented. The consolidated financial statements are prepared on the accrual basis of accounting. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the Company’s financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2009, as filed with the SEC.

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

As a result of the adoption of ASU 2009-13, revenues before reimbursements (“net revenues”) were higher by $2.6 million and $16.4 million for the three and nine months ended June 30, 2010, respectively, and operating income was higher by $0.4 million and $7.6 million for the three and nine months ended June 30, 2010, respectively. The impact resulted from contracts that were materially modified subsequent to October 1, 2009 and thus qualified for accounting under the new guidance. As a result, the Company recognized revenue and costs that had been deferred under the previous guidance as well as ongoing revenue and costs that are no longer required to be deferred under the new guidance. The new guidance allows for deliverables for which revenue was previously deferred to be separated and recognized as the services are delivered, rather than defer revenue for all deliverables until the final service is provided or a predominant service level has been attained. The Company is not able to reasonably estimate the effect of adopting this guidance on future financial periods as the impact will vary based on the nature and volume of new or materially modified contracts in any given period.

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

The Company evaluates arrangement modifications such as changes to pricing, changes to the period of the arrangement, changes to the population size, or changes to the contracted deliverables for both quantitative and qualitative implications in assessing whether an arrangement is materially modified in accordance with ASU 2009-13. The determination of whether a modification to an existing revenue arrangement represents a material modification requires the use of judgment and considers the relevant facts and circumstances that exist when an arrangement is modified.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. Also, refer to ASC 810-10, Consolidation – Overall. This guidance establishes accounting and reporting standards for noncontrolling interests and transactions between the reporting party and such noncontrolling interests. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Hewitt’s fiscal year 2010). The Company adopted this guidance as of October 1, 2009. As of June 30, 2010, the Company does not have any noncontrolling interests included in the consolidated financial statements. As a result, the adoption of this guidance did not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements. This guidance is included in ASC 808, Collaborative Arrangements. This guidance defines a collaborative agreement as a contractual arrangement in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Additionally, the guidance requires that revenue generated and costs incurred on sales to third parties from a collaborative agreement be recognized on a gross basis in the financial statements of the party that is identified as the principal participant in a transaction. It also requires payments between participants to be accounted for in accordance with existing GAAP, unless none exists, in which case a reasonable, rational, consistent method should be used. The Company adopted this guidance as of October 1, 2009. The adoption did not have a material impact on the consolidated financial statements as of June 30, 2010.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance is included in ASC 260-10-55, Earnings Per Share – Overall – Implementation Guidance and Illustrations. This guidance addresses whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45-59A/60B, Earnings Per Share – Overall – Other Presentation Matters. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (Hewitt’s first quarter of fiscal 2010). The Company adopted this guidance as of October 1, 2009. The Company has determined that this guidance does not currently impact its consolidated financial statements as it does not have participating securities with a non-forfeitable right to dividends or dividend equivalents pursuant to ASC 260-10-55 as of June 30, 2010.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Also refer to ASC 810-10, Consolidation – Overall. This guidance relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective as of the beginning of an entity’s fiscal year, and interim periods within the fiscal year, beginning after November 15, 2009 (Hewitt’s fiscal year 2011). The Company will adopt this guidance in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

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

3. Restricted Cash

At June 30, 2010 and September 30, 2009, the Company had short-term interest-bearing restricted cash of $10.9 million and zero, respectively, included in prepaid expenses and other current assets in the consolidated balance sheets. This amount collateralizes the Company’s issuances of standby letters of credit. The change in the restricted cash is reflected as a cash outflow from investing activities in the consolidated statement of cash flows for the nine months ended June 30, 2010.

4. Acquisitions and Divestitures

Acquisitions

On May 5, 2010, the Company acquired certain net assets of HRAdvance, Inc. (“HRAdvance”), a dependent eligibility audit and ongoing verification service firm, for cash of $11.2 million. The preliminary purchase price allocation resulted in the aggregate allocation of $4.8 million to goodwill, which was assigned to the Benefits Outsourcing segment.

On March 3, 2010, the Company acquired Senior Educators Limited (“Senior Educators”), a Web-based retiree medical insurance exchange, for cash at an aggregate cost of $15.4 million. The preliminary purchase price allocation resulted in the aggregate allocation of $10.9 million to goodwill, which was assigned to the Benefits Outsourcing segment.

On June 30, 2009, the Company acquired the remaining shares of its former joint venture BodeHewitt AG & Co. KG (“BodeHewitt”), one of the leading pension and benefits consultancies in Germany. The total purchase price of €62.5 million ($85.4 million at various dates) reflects the acquisition of 100% of BodeHewitt shares in stages over several years. In June 2009, the Company paid €50 million ($70.4 million at June 30, 2009) in cash in exchange for the remaining 72.25% of outstanding shares of BodeHewitt. The purchase price allocation resulted in the aggregate allocation of $59.8 million to goodwill, which was assigned to the Consulting segment. The Company completed the purchase price allocation related to this acquisition during the third quarter of fiscal 2010. The results of operations have been included in the consolidated statements of operations beginning with the Company’s fourth quarter of fiscal 2009. Prior to this date, the Company accounted for its investment in BodeHewitt under the equity method of accounting.

These acquisitions are not considered to be material to the Company, individually or in the aggregate, and, therefore, pro forma information has not been presented.

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

5. Investments

At June 30, 2010, the Company’s short-term investments were comprised of $48.4 million of fixed-rate money market investments denominated in Indian rupees with a maturity greater than 90 days, and its long-term investments were comprised of $43.5 million in auction rate securities (“ARS”).

During February 2008, issues in the global credit and capital markets led to failed auctions with respect to the Company’s ARS. Since February 2008, all of the Company’s outstanding ARS have been subject to failed auctions. During the nine months ended June 30, 2010, $49.9 million of the Company’s ARS issues were called by the issuers at par.

In November 2008, the Company accepted an offer from UBS AG (“UBS”), one of its investment brokers, to sell auction rate securities at par value originally purchased from UBS at any time during a two-year period beginning June 30, 2010. UBS also had the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it had the intent to sell these ARS under the terms of the UBS offer. At that time, the Company changed the classification of the UBS-brokered ARS from available-for-sale securities to trading securities.

On June 30, 2010, the Company exercised its put option and sold the remaining UBS ARS at par value of $29.7 million (included within prepaid expenses and other current assets in the consolidated balance sheets at June 30, 2010) in accordance with the terms of this offer and received the related proceeds on July 1, 2010. The realized gain from the sale of the UBS ARS was offset by the decrease in fair value of the put option to zero. The total impact of the put option and changes in the fair value of the UBS-brokered ARS during the nine months ended June 30, 2010 was not material.

At June 30, 2010, the Company’s remaining ARS portfolio, with a par value of $46.7 million, had a fair value of $43.5 million. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS at June 30, 2010. Refer to Note 7 for additional information on the fair value measurement process for the Company’s ARS.

Based on the contractual maturities of the available-for-sale ARS as of June 30, 2010 and September 30, 2009, the par value and estimated fair value of the securities were as follows (in thousands):

	June 30, 2010		September 30, 2009
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Due after ten years	$46,650	$43,458	$59,000	$54,442

Total	$46,650	$43,458	$59,000	$54,442

The total unrealized loss recorded in accumulated other comprehensive (loss) income, net, related to available-for-sale securities was $3.2 million ($2.0 million net of tax) and $4.6 million ($2.8 million net of tax) as of June 30, 2010 and September 30, 2009, respectively.

Below is a reconciliation of the par value and estimated fair value of the Company’s ARS for the nine months ended June 30, 2010 (in thousands):

	Trading		Available-For-Sale
	UBS-Brokered ARS		Non-UBS-Brokered ARS		Total ARS
	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value	Par Value	Estimated Fair Value
Balance at October 1, 2009	$67,150	$60,994	$59,000	$54,442	$126,150	$115,436
Sold during the period	(3,000)	(3,000)	(50)	(50)	(3,050)	(3,050)
Change in unrealized loss included in other comprehensive income	—	—	—	(128)	—	(128)
Gains included in earnings (1)	—	268	—	—	—	268

Balance at December 31, 2009	64,150	58,262	58,950	54,264	123,100	112,526

Sold during the period	(3,650)	(3,650)	(200)	(200)	(3,850)	(3,850)
Change in unrealized loss included in other comprehensive income	—	—	—	501	—	501
Gains included in earnings (1)	—	591	—	—	—	591

Balance at March 31, 2010	60,500	55,203	58,750	54,565	119,250	109,768

Sold during the period	(60,500)	(60,500)	(12,100)	(12,100)	(72,600)	(72,600)
Change in unrealized loss included in other comprehensive income	—	—	—	993	—	993
Gains included in earnings (1)	—	5,297	—	—	—	5,297

Balance at June 30, 2010	$—	$—	$46,650	$43,458	$46,650	$43,458

(1)	Gains are recorded in other (expense) income, net, within the consolidated statements of operations.

As of June 30, 2010, 99.7% of the Company’s ARS portfolio was comprised of federally insured, student loan-backed securities and 84.9% of the Company’s ARS portfolio was comprised of Aaa/AAA/AAA rated investments by Moody’s, S&P and Fitch, respectively.

The impairment of the non-UBS-brokered available-for-sale ARS portfolio is considered to be temporary because the Company does not have the intent to sell, nor is it more-likely-than-not that the Company will be required to sell, any of its available-for-sale ARS before recovery of its cost basis, and because there has been no significant deterioration in the creditworthiness of the underlying issuers. However, the Company will reassess this conclusion in future reporting periods based on several factors, including possible failure of the investments to be redeemed, potential deterioration of the credit ratings of the investments, market risk, the Company’s continued intent to not sell any of the available-for-sale ARS before recovery of its cost basis and other factors. Such a reassessment may result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its consolidated statements of operations.

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

Interest Rate Risk Management

In August 2008, the Company entered into a loan agreement that provides for a senior unsecured term loan in the amount of $270.0 million (the “Term Loan”). The Term Loan initially bears interest at a margin of 150 basis points over LIBOR and matures on August 8, 2013 without amortization. The Company is exposed to interest rate risk from this long-term, variable-rate debt. The Company uses cash flow hedges to hedge future interest payments on the Term Loan. The Company entered into interest rate swaps to partially convert this variable rate exposure into fixed rate. As of March 31, 2009, the Company had swapped $270.0 million of the Term Loan for the first three years, $185.0 million for the fourth year and $100.0 million for the fifth year. Only the variable LIBOR component of the Term Loan was swapped to fixed rate. As of June 30, 2010, these hedges are still in place. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates.

All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of derivatives that are highly effective are recorded in other comprehensive income, net, until the underlying transactions occur. Realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of operations. The effectiveness of the cash flow hedges is evaluated on a quarterly basis. If a cash flow hedge is no longer highly effective, the unrealized gains or losses for the ineffective portion are recognized in other income (expense), net, in the consolidated statements of operations. At the inception date, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At June 30, 2010, all hedges were determined to be highly effective.

The following table summarizes the fair value of derivative instruments and their respective balance sheet classifications at June 30, 2010 and September 30, 2009 (in thousands):

	As of June 30, 2010
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$3,644	$2,388
Interest rate contracts (1)	—	11,013

Total derivatives designated as hedging instruments	$3,644	$13,401

Total derivatives	$3,644	$13,401

	As of September 30, 2009
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	$5,492	$—
Interest rate contracts (1)	618	9,684

Total derivatives designated as hedging instruments	$6,110	$9,684

Total derivatives	$6,110	$9,684

(1)

Asset derivatives are classified within prepaid expenses and other current assets in the consolidated balance sheets. Liability derivatives are classified within accrued expenses in the consolidated balance sheets.

The following table summarizes the effect of derivative instruments that are in cash flow hedging relationships on the consolidated statements of operations for the three months ended June 30, 2010 and 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Foreign exchange contracts(1)	$(5,643)	$8,469	$2,054	$(1,882)
Interest rate contracts	(1,634)	5,243	n/a	n/a

Total	$(7,277)	$13,712	$2,054	$(1,882)

(1)	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in compensation and related expenses in the consolidated statements of operations.

The following table summarizes the effect of derivative instruments that are in cash flow hedging relationships on the consolidated statements of operations for the nine months ended June 30, 2010 and 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Foreign exchange contracts(1)	$2,516	$2,874	$6,752	$(10,639)
Interest rate contracts	(1,947)	(5,821)	n/a	n/a

Total	$569	$(2,947)	$6,752	$(10,639)

(1)	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in compensation and related expenses in the consolidated statements of operations.

At June 30, 2010, the notional value of the derivatives related to outstanding non-deliverable Indian rupee forward contracts maturing by September 2012 was $160.1 million (INR 7.7 billion) and the notional value of the derivatives related to the interest rate swaps was $270.0 million. The estimated net amount of gains and losses at June 30, 2010 that is expected to be reclassified from accumulated other comprehensive (loss) income into income within the next twelve months is a net gain of approximately $2.9 million.

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

Pursuant to ASC 825, Financial Instruments, the Company elected to measure and report a put option relating to its ARS at fair value in order to account for the put option on the same basis (measured at fair value through earnings) as the associated asset (the ARS). The put option ceased to exist as of June 30, 2010, as the Company exercised the put option on June 30, 2010. Refer to Note 5 for more information.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents, investments and derivatives) measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash, commercial paper and money market funds	$697,348	$—	$—	$697,348
Auction-rate securities	—	—	43,458	43,458
Other short-term investments	48,386	—	—	48,386
Derivative assets	—	3,644	—	3,644

Total assets	$745,734	$3,644	$43,458	$792,836

Liabilities:
Derivative liabilities	$—	$13,401	$—	$13,401

Total liabilities	$—	$13,401	$—	$13,401

Amounts included in:
Cash and cash equivalents	$686,463	$—	$—	$686,463
Prepaid expenses and other current assets	10,885	3,644	—	14,529
Short-term investments	48,386	—	—	48,386
Long-term investments	—	—	43,458	43,458
Accrued expenses	—	(13,401)	—	(13,401)

Total	$745,734	$(9,757)	$43,458	$779,435

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

Level 3 assets consist of available-for-sale ARS classified as long-term investments as of June 30, 2010. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS.

The assumptions used in the preparation of the discounted cash flow model were based on data available as of June 30, 2010, and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. These assumptions will be subject to change as the underlying data changes and market conditions evolve. The assumed interest income yields for the Company’s ARS used in the discounted cash flow model were based on the yields provided for in the prospectus of each of the Company’s ARS issues, factoring in the forward yield curve. The assumed discount rate used in the discounted cash flow model was based on the implied spreads on recent student loan issues and included an illiquidity factor, which reflects the illiquidity in the ARS market. The assumed discount period used in the discounted cash flow model was determined by assigning a set of probabilities based on how the Company views its ARS to be liquidated, and included the current pace of redemptions at par and the average term that students take to repay related student loans.

A one percentage point change on the interest income yields would impact the fair value of the ARS holdings by approximately $2.8 million. A one percentage point change on the discount rate used for valuing the ARS holdings would impact the fair value by approximately $1.8 million.

Refer to Note 5 for additional information on the Company’s ARS.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put option	Total
Balance at October 1, 2009	$115,436	$6,138	$121,574
Change in unrealized loss included in other comprehensive income	(128)	—	(128)
Gains (losses) included in earnings (1)	268	(283)	(15)
Sold during the period	(3,050)	—	(3,050)

Balance at December 31, 2009	112,526	5,855	118,381

Change in unrealized loss included in other comprehensive income	501	—	501
Gains (losses) included in earnings (1)	591	(559)	32
Sold during the period	(3,850)	—	(3,850)

Balance at March 31, 2010	$109,768	$5,296	$115,064

Change in unrealized loss included in other comprehensive income	993	—	993
Gains (losses) included in earnings (1)	5,297	(5,296)	1
Sold during the period	(72,600)	—	(72,600)

Balance at June 30, 2010	$43,458	$—	$43,458

(1)	Gains (losses) are recorded in other expense, net, within the consolidated statements of operations.

As discussed in Note 8, the Company recorded a pretax non-cash goodwill impairment charge of $17.0 million ($10.6 million net of tax) during the three months ended March 31, 2010. The goodwill impairment charge was a result of comparing the estimated fair value of the reporting unit to its carrying value. The fair value of the reporting unit was estimated using the expected present value of future cash flows, and included estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affected the fair value calculations were assumptions related to revenue growth, compensation levels and discount rates. The fair value of the reporting unit impacted by the goodwill impairment charge is considered a non-recurring Level 3 fair value measurement.

As discussed in Note 10, during the third quarter of fiscal 2010 the Company recorded an expense of $5.6 million related to the exit and consolidation of facilities in the United States and the United Kingdom, and an expense of $5.2 million related to updated sublease rental assumptions used to determine the fair value of the liabilities incurred to exit certain facilities. The fair values of expected lease obligations for these vacated facilities are considered non-recurring Level 3 fair value measurements. Refer to Note 10 for additional information on the Company’s real estate restructuring activities.

During the three months ended June 30, 2010, the Company recorded a pretax non-cash asset impairment charge of $4.6 million related to internally-developed capitalized software. The Company determined that it was no longer probable that the software would be completed and placed in service. As a result, the software has a fair value of zero. The net charge of $4.6 million was recorded as a component of operating expenses in the accompanying consolidated statements of operations and recorded to the Consulting segment. This software impairment is a non-recurring Level 3 fair value measurement.

8. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amount of goodwill for the nine months ended June 30, 2010 (in thousands):

	Benefits Outsourcing	Consulting	Total
Balance at September 30, 2009	$100,818	$311,927	$412,745
Additions	15,646	—	15,646
Impairment	—	(17,026)	(17,026)
Allocation to divested business	—	(4,549)	(4,549)
Adjustments and reclassifications	(4,765)	(619)	(5,384)
Effect of changes in foreign exchange rates	(1,374)	(27,035)	(28,409)

Balance at June 30, 2010	$110,325	$262,698	$373,023

As discussed in Note 4, on January 28, 2010, the Company divested a portion of its North America EC Consulting business focused on advising boards of directors. As a result, the Company allocated goodwill between the portion of the reporting unit retained and the portion of the reporting unit disposed of, based on their relative fair values on January 28, 2010. The fair values of the portion of the reporting unit retained and the portion of the reporting unit disposed of were estimated using the expected present value of future cash flows, and included estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affected the fair value calculations were assumptions related to revenue growth, compensation levels and discount rates. The allocation of goodwill resulted in $4.5 million of goodwill assigned to the portion of the reporting unit disposed of in the first phase of the divestiture.

As a result of this partial divestiture, the Company was required to test the reporting unit impacted by the partial divestiture for impairment as of January 28, 2010 pursuant to ASC 350, Intangibles – Goodwill and Other. This goodwill impairment test was based upon a comparison of the estimated fair value of the reporting unit to its carrying value. This analysis resulted in a pretax non-cash impairment charge of $17.0 million ($10.6 million net of tax) related to the Consulting segment recorded as a component of operating expenses in the accompanying consolidated statements of operations.

The additions to goodwill for Benefits Outsourcing for the nine months ended June 30, 2010 related to the second quarter fiscal 2010 acquisition of Senior Educators and the third quarter fiscal 2010 acquisition of HRAdvance. The Company assigned $10.9 million and $4.8 million, respectively, to goodwill related to these acquisitions. Adjustments and reclassifications to Benefits Outsourcing goodwill for the nine months ended June 30, 2010 related to the reduction in purchase price for the recovery of funds held in escrow relating to the 2008 acquisition of an absence management business within Benefits Outsourcing.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at June 30, 2010 and September 30, 2009 (in thousands):

	June 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$253,716	$107,612	$146,104	$260,664	$97,887	$162,777
Core technology	53,936	25,433	28,503	48,551	21,310	27,241
Trademarks and tradenames	5,562	4,538	1,024	5,371	3,910	1,461

Total	$313,214	$137,583	$175,631	$314,586	$123,107	$191,479

Amortization expense related to definite-lived intangible assets for the three and nine months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Customer relationships	$3,802	$3,378	$11,376	$10,880
Core technology	1,530	1,283	4,129	2,661
Trademarks and tradenames	51	387	820	1,120

Total	$5,383	$5,048	$16,325	$14,661

9. Debt

Long-term debt at June 30, 2010 and September 30, 2009 consisted of the following (in thousands):

	June 30, 2010	September 30, 2009
Unsecured senior term loan	$270,000	$270,000
Unsecured senior term notes	259,000	276,000
Term loan credit facility	19,594	26,631
Capital lease obligations	75,522	82,161
Other foreign debt	34	51

Subtotal	624,150	654,843
Current portion of long-term debt and capital lease obligations	39,189	36,282

Debt and capital lease obligations, less current portion	$584,961	$618,561

In October 2009, the Company entered into a three-year $250.0 million credit facility with a multi-bank syndicate. This credit facility contains a $25.0 million sub-limit for the issuance of letters of credit. This credit facility replaced the previous five-year $200.0 million credit facility. Borrowings under this facility accrue interest at LIBOR plus 200-300 basis points or a base rate plus 100-200 basis points. Borrowings are repayable at expiration of the facility on October 9, 2012 and quarterly commitment fees ranging from 30-50 basis points are charged under the credit facility. At June 30, 2010, there were no borrowings outstanding or letters of credit secured by this facility.

10. Restructuring Activities

During the third quarter of fiscal 2007 and throughout fiscal 2008, 2009 and 2010, the Company recorded charges related to the exit and consolidation of facilities in the U.S. and international locations. These charges consisted of the recognition of the fair value of expected lease obligations for vacated facilities, lease termination and cancellation penalties and the reversal of prepaid and accrued rents. The charges also included adjustments to the fair value of expected lease obligations for vacated facilities related to an update of sublease assumptions. The significant assumptions used in computing the fair value of expected lease obligations for vacated facilities include estimates of the timing and amounts of sublease receipts related to the vacated facilities as well as prevailing discount rates. Refer to Note 7 for additional information on fair value measurements.

The following table summarizes the activity in the restructuring reserves for the nine months ended June 30, 2010 and 2009 (in thousands):

	Nine Months Ended June 30,
	2010	2009
Balance at beginning of period	$52,207	$51,203
Additions	5,622	3,352
Payments, net	(10,648)	(12,232)
Adjustments	5,353	7,113

Balance at end of period	$52,534	$49,436

During the third quarter of fiscal 2010, the Company recorded expense of $5.6 million related to the exit and consolidation of facilities in the United States and the United Kingdom. The charges consisted of the recognition of the fair value of expected lease obligations for these exited facilities. The net costs were recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing and Consulting segments in the amounts of $3.2 million and $2.4 million, respectively.

Additionally, during the third quarter of fiscal 2010, the Company updated estimated sublease rental assumptions used to determine the fair value of the liabilities incurred to exit certain facilities. These assumptions were updated to reflect current market conditions relating to the commercial real estate rental market in the U.S. As a result, the Company recorded adjustments to increase the restructuring reserve by $5.2 million. These additional costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing, HR BPO and Consulting segments in the amounts of $1.7 million, $1.8 million and $0.2 million respectively; $1.5 million was recorded to shared services and was not allocated to the segments.

During the second quarter of fiscal 2009, the Company updated estimated sublease rental assumptions initially used to determine the fair value of the liabilities incurred to exit certain facilities. These assumptions were updated to reflect current market conditions relating to the commercial real estate rental market in the U.S. As a result, the Company recorded adjustments to increase the restructuring reserve by $6.3 million. These additional costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Benefits Outsourcing and HR BPO segments in the amounts of $1.8 million and $3.0 million respectively; $1.5 million was recorded to shared services and was not allocated to the segments.

Additionally, during the second quarter of fiscal 2009, the Company recorded expense of $0.4 million related to the exit and consolidation of a certain facility in the U.S. The charges consisted of $0.5 million for the recognition of the fair value of expected lease obligation for this vacated facility offset slightly by the reversal of accrued rent. These costs were recorded in other operating expenses within the consolidated statements of operations and charged to the Consulting segment.

During the third quarter of fiscal 2009, the Company recorded expense of $2.9 million related to the exit and consolidation of a facility in the U.S. The charges consisted of a lease cancellation penalty incurred when the Company notified the landlord during the third quarter of its intent to terminate the lease agreement. The net costs were recorded in other operating expense within the consolidated statements of operations and charged to the Benefits Outsourcing and Consulting segments in the amounts of $2.2 million and $0.7 million, respectively.

Adjustments also include the accretion of fair values and the effect of foreign currency translation during the nine months ended June 30, 2010 and 2009.

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

The following table presents computations of basic and diluted EPS in accordance with U.S. GAAP (in thousands, except share and per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income as reported	$77,942	$68,397	$203,743	$200,701

Weighted average outstanding shares – basic	92,884,931	93,439,928	93,429,402	93,683,106
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,179,847	1,094,171	1,333,900	1,032,805
Unvested restricted stock unit awards	1,042,696	1,327,602	835,732	913,271

Weighted average outstanding shares – diluted	95,107,474	95,861,701	95,599,034	95,629,182

Earnings per share – basic	$0.84	$0.73	$2.18	$2.14
Earnings per share – diluted	$0.82	$0.71	$2.13	$2.10

Of the outstanding stock options as of June 30, 2010 and 2009, 543,537 and 735,235 weighted average shares for each quarter and 453,180 and 771,791 for each nine month period, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Pension and Postretirement Benefit Plans

Through various acquisitions, the Company has defined benefit pension plans, the largest of which was closed to new entrants in 1998, providing retirement benefits to eligible employees. The Company also has other smaller defined benefit pension plans to provide benefits to eligible employees. It is the Company’s policy to fund these defined benefit plans in accordance with local practice and legislation. The Company provides health benefits for retired U.S. and Canadian employees and certain dependents when those employees become eligible for these benefits by satisfying plan provisions, which include certain age and service requirements. These plans were closed in 2006 to new participants who did not meet certain service requirements as of December 31, 2006. The health benefit plans are contributory, and contributions are reviewed annually and adjusted as appropriate.

The components of net periodic pension benefit costs for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Service cost	$2,471	$2,432	$7,793	$7,138
Interest cost	2,774	2,924	8,715	8,592
Expected return on plan assets	(2,885)	(2,648)	(9,064)	(7,509)
Unrecognized prior service cost	(1)	(11)	(5)	19
Unrecognized loss	351	194	1,091	505

Net periodic benefit cost	$2,710	$2,891	$8,530	$8,745

The components of net periodic health benefit costs for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands):

	Health Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Service cost	$61	$42	$182	$126
Interest cost	227	220	682	660
Unrecognized prior service cost	11	—	33	2
Unrecognized loss	61	26	183	78

Net periodic benefit cost	$360	$288	$1,080	$866

The Company contributed approximately $10.1 million to the pension plans during the nine months ended June 30, 2010 and presently anticipates contributing approximately $9.6 million to fund its pension plans during the fourth quarter of fiscal 2010 (applying foreign exchange rates at June 30, 2010).

13. Share-Based Compensation Plans

The Company recorded pretax share-based compensation expense of $14.5 million and $14.1 million during the three months ended June 30, 2010 and 2009, respectively, and $40.3 million and $41.0 million during the nine months ended June 30, 2010 and 2009, respectively, related to the Company’s stock options, restricted stock units and performance share units.

Under the Company’s Global Stock and Incentive Compensation Plan (the “Plan”), which was adopted in fiscal 2002, amended in January 2008 and administered by the Compensation and Leadership Committee (the “Committee”) of the Company’s Board of Directors, employees and directors may receive awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and cash-based awards; employees can also receive incentive stock options. As of June 30, 2010, only restricted stock, restricted stock units, performance share units and stock options have been granted. A total of 32,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of June 30, 2010, there were 4,941,015 shares available for grant under the Plan, which includes shares tendered to the Company by employees to satisfy their minimum tax withholding requirements related to vested awards.

Restricted Stock Units

The following table summarizes restricted stock units activity, including performance share units activity, during the nine months ended June 30, 2010:

	June 30, 2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,419,832	$29.42
Granted	1,625,047	$41.24
Vested	(73,568)	$32.10
Forfeited	(204,088)	$31.71

Outstanding at end of period	3,767,223	$34.34

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

The fair value used to determine compensation expense for the nine months ended June 30, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used to determine fair value for options granted during the nine months ended June 30, 2010 and 2009:

	June 30,
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

The following table summarizes stock option activity during the nine months ended June 30, 2010:

	June 30, 2010
	Options	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	6,298,321	$26.04
Granted	494,632	$41.40
Exercised	(1,370,976)	$24.44
Forfeited	(159,215)	$30.87
Expired	(7,262)	$30.95

Outstanding at end of period	5,255,500	$27.74

Exercisable options at end of period	3,600,942	$25.58

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

Refer to Note 18 under the caption “Transaction with Aon” for more information regarding legal proceedings related to the transaction.

15. Other Comprehensive (Loss) Income

The following table presents the after-tax components of the Company’s other comprehensive (loss) income for the periods presented (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$77,942	$68,397	$203,743	$200,701
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,711)	38,698	(27,403)	(41,067)
Unrealized losses on investments	618	1,188	850	1,312
Net unrealized (loss) gain on hedging transactions	(5,804)	9,629	(3,846)	4,750
Retirement plans	429	(81)	1,310	(2,992)

Total comprehensive income	$57,474	$117,831	$174,654	$162,704

The foreign currency translation adjustments during the nine months ended June 30, 2010 and 2009 primarily related to the unfavorable changes in the value of the British pound sterling relative to the U.S. dollar.

16. Income Taxes

The Company’s consolidated effective income tax rate was (10.6)% and 34.3% for the three months ended June 30, 2010 and 2009, respectively, and 27.0% and 35.6% for the nine months ended June 30, 2010 and 2009, respectively. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Each quarter, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded entirely in the quarter in which the discrete event occurs. Due to the volatility of these factors, the Company’s consolidated effective income tax rate can change significantly on a quarterly basis.

The Company had a number of discrete events during the three and nine months ended June 30, 2010 that materially impacted the effective income tax rate. The lower income tax rate for the three months ended June 30, 2010 was primarily attributable to net tax benefits and net interest benefits of $29.6 million and $6.2 million, respectively, from the reversal of previously established tax reserves related to prior years’ tax filings. These benefits primarily resulted from the current quarter settlement of various federal, state and foreign audits and statute closure for fiscal years 2003 through 2008. These benefits also impacted the income tax rate for the nine months ended June 30, 2010. The Company also had a number of discrete events in the three and nine months ended June 30, 2009 which materially reduced the prior year’s quarterly and nine month consolidated effective income tax rate.

Income tax-related interest expense and income tax-related penalties are reported as a component of the provision for income taxes in the consolidated statements of operations. The Company included interest and penalties of $0.1 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $1.4 million for the nine months ended June 30, 2010 and 2009, respectively, in the provision for income taxes in the consolidated statements of operations. As of June 30, 2010 and September 30, 2009, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets was $3.5 million and $13.0 million, respectively.

The U.S. federal tax examination for the tax years ending September 30, 2003 through September 30, 2008 have been completed, but the statutes of limitations for tax years 2003, 2004, 2007 and 2008 have not yet expired. The Company is also subject to examination in a number of state and foreign jurisdictions for tax years ending after September 30, 2002, for which no individually material unrecognized tax benefits exist. During the current quarter, the Company settled an appeal with the IRS for the tax years ended September 30, 2003 and September 30, 2004. As a result of this settlement, all federal tax issues relating to these tax years have been resolved. The Company believes appropriate provisions for all outstanding income tax matters have been made for all jurisdictions and all open years.

As of June 30, 2010 and September 30, 2009, the total amount of unrecognized tax benefits was $23.1 million and $49.4 million, respectively. If tax matters for the 2007 and 2008 tax years are effectively settled with the relevant federal, state and foreign jurisdictions within the next 12 months, that settlement could increase earnings by zero to $5.1 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

The following table summarizes the Company’s reportable segment results (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Benefits Outsourcing
Segment net revenues	$369,282	$377,581	$1,169,205	$1,161,326
Segment income	72,020	99,970	280,053	299,963

HR BPO
Segment net revenues	$110,458	$115,678	$334,071	$365,861
Segment income (loss)	3,044	2,212	10,569	(3,157)

Consulting
Segment net revenues	$258,195	$244,288	$781,367	$746,604
Segment income	28,459	30,249	84,455	100,048

Total Company
Segment net revenues	$737,935	$737,547	$2,284,643	$2,273,791
Intersegment revenues	(7,359)	(8,538)	(23,457)	(27,766)

Revenues before reimbursements	730,576	729,009	2,261,186	2,246,025
Reimbursements	16,019	14,710	56,880	53,499

Total revenues	$746,595	$743,719	$2,318,066	$2,299,524

Segment income	$103,523	$132,431	$375,077	$396,854

Charges not recorded at the segment level:
Unallocated shared service costs	24,292	23,374	67,591	68,534

Operating income	$79,231	$109,057	$307,486	$328,320

18. Subsequent Events

Transaction with Aon

On July 11, 2010, Hewitt entered into an Agreement and Plan of Merger with Aon Corporation (“Aon”), Alps Merger Corp., a wholly owned subsidiary of Aon (“Merger Sub”), and Alps Merger LLC, a wholly owned subsidiary of Aon (“Merger LLC”). The merger agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the merger agreement, (i) Merger Sub will merge with and into Hewitt, with Hewitt surviving as a wholly owned subsidiary of Aon, and (ii) following the completion of the merger, the surviving corporation from the merger will merge with and into Merger LLC, with Merger LLC surviving the subsequent merger and continuing as a wholly owned subsidiary of Aon. Subject to the terms and conditions of the merger agreement, which has been approved and adopted by the boards of directors of each of Aon and Hewitt, at the effective time of the merger, each share of Class A common stock of Hewitt outstanding immediately prior to the effective time will convert into, at the election of each of the holders of Hewitt common stock, (i) 0.6362 of a share of common stock of Aon and $25.61 in cash, (ii) the amount of cash equal to the sum of (a) $25.61 and (b) the product obtained by multiplying 0.6362 by the Closing Volume-Weighted Average Price (as defined in the merger agreement) per share of Aon common stock, or (iii) the number of shares of Aon common stock equal to the sum of (a) 0.6362 and (b) the quotient obtained by dividing $25.61 by the Closing Volume-Weighted Average Price per share of Aon common stock.

The transaction is expected to close during the fourth calendar quarter of 2010. The completion of the transaction is subject to customary closing conditions, including obtaining the approval of Hewitt’s and Aon’s stockholders, receiving certain regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain approvals by foreign governmental entities). Each of Aon and Hewitt has made customary representations, warranties and covenants in the merger agreement.

The merger agreement contains specified termination rights for both Aon and Hewitt. If the merger agreement is terminated under certain specified circumstances, Hewitt must pay Aon a termination fee of $85 million or $190 million, as applicable. If the merger agreement is terminated under certain other specified circumstances, Aon must pay Hewitt a termination fee of $190 million or, if the merger agreement is terminated under certain specified circumstances relating to Aon’s failure to obtain the requisite financing for the transaction, a termination fee of $225 million.

Following the announcement of the merger with Aon, various putative class action complaints were filed against Hewitt, its board of directors and Aon. Hewitt is currently aware of four such complaints filed in Delaware Chancery Court, Cook County, Illinois Chancery Court and the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois. These complaints allege generally that defendants breached their fiduciary duties, or aided and abetted others’ breaches of fiduciary duties, in connection with the proposed transaction with Aon by, among other things, authorizing the transaction for what plaintiffs claim to be inadequate consideration and pursuant to what plaintiffs claim to be an inadequate process. The relief sought by the various complaints includes, among other things, enjoining the proposed transaction, rescinding it to the extent it has already been implemented, and directing defendants to account for damages sustained by the putative class. Defendants believe the claims are without merit and intend to vigorously defend against the suits.

Acquisition of EnnisKnupp

On July 2, 2010, the Company entered into a definitive agreement to acquire Ennis, Knupp & Associates, Inc., a provider of investment advisory services to large, complex institutional investors. This acquisition will increase the Company’s existing investment consulting capabilities in the U.S. and support its global growth plans. The transaction, which is subject to customary closing conditions including regulatory approval, is expected to close during the Company’s fiscal 2010 fourth quarter. Results of operations will be included in the Consulting segment from the date of acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our consolidated financial statements and related notes presented earlier in this Quarterly Report on Form 10-Q. Please also refer to our consolidated financial statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional information. In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Some of the risks and uncertainties are described below and in the “Note Regarding Forward-Looking Statements” which appears later in this section, in Part II, Item 1A of this 10-Q under the heading “Risk Factors” and in our Annual Report on Form 10-K, in Item 1A under the heading “Risk Factors.”

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

Overview

Transaction with Aon

On July 11, 2010, Hewitt entered into an Agreement and Plan of Merger with Aon Corporation (“Aon”), Alps Merger Corp., a wholly owned subsidiary of Aon (“Merger Sub”), and Alps Merger LLC, a wholly owned subsidiary of Aon (“Merger LLC”). The merger agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the merger agreement, (i) Merger Sub will merge with and into Hewitt, with Hewitt surviving as a wholly owned subsidiary of Aon, and (ii) following the completion of the merger, the surviving corporation from the merger will merge with and into Merger LLC, with Merger LLC surviving the subsequent merger and continuing as a wholly owned subsidiary of Aon. Subject to the terms and conditions of the merger agreement, which has been approved and adopted by the boards of directors of each of Aon and Hewitt, at the effective time of the merger, each share of Class A common stock of Hewitt outstanding immediately prior to the effective time will convert into, at the election of each of the holders of Hewitt common stock, (i) 0.6362 of a share of common stock of Aon and $25.61 in cash, (ii) the amount of cash equal to the sum of (a) $25.61 and (b) the product obtained by multiplying 0.6362 by the Closing Volume-Weighted Average Price (as defined in the merger agreement) per share of Aon common stock, or (iii) the number of shares of Aon common stock equal to the sum of (a) 0.6362 and (b) the quotient obtained by dividing $25.61 by the Closing Volume-Weighted Average Price per share of Aon common stock.

The transaction is expected to close during the fourth calendar quarter of 2010. The completion of the transaction is subject to customary closing conditions, including obtaining the approval of Hewitt’s and Aon’s stockholders, receiving certain regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain approvals by foreign governmental entities).

This communication does not constitute an offer to sell or the solicitation of an offer to buy our securities or the solicitation of any vote or approval. The proposed transaction involving Hewitt and Aon will be submitted to their respective stockholders for their consideration. In connection with the proposed transaction, on July 26, 2010, Aon filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4, which included a preliminary joint proxy statement of Aon and Hewitt that also constitutes a preliminary prospectus of Aon, and each of the companies may be filing with the SEC other documents regarding the proposed transaction. Aon and Hewitt will each mail the definitive joint proxy statement/prospectus to its stockholders. Before making any voting or investment decision, investors and stockholders are urged to read carefully in their entirety the definitive joint proxy statement/prospectus when it becomes available, because it will contain important information regarding the proposed transaction. You may obtain a free copy of the joint proxy statement/prospectus, as well as all other documents filed with the SEC regarding the transaction, without charge, at the SEC’s website (www.sec.gov), by accessing Aon’s website at www.aon.com under the heading “Investor Relations” and then under the link “SEC Filings” and from Aon by directing a request to Aon at Aon Corporation, 200 E. Randolph Street, Chicago, Illinois 60601, Attention: Investor Relations, and by accessing Hewitt’s website at www.hewitt.com under the heading “Investor Relations,” and then under the link “Reports & SEC Filings” and from Hewitt by directing a request to Hewitt at Hewitt Associates, Inc., 100 Half Day Road, Lincolnshire, Illinois 60069, Attention: Investor Relations.

Following the announcement of the merger with Aon, various putative class action complaints were filed against Hewitt, its board of directors and Aon. Hewitt is currently aware of four such complaints filed in Delaware Chancery Court, Cook County, Illinois Chancery Court and the Circuit Court of the Nineteenth Judicial Circuit in Lake County, Illinois. These complaints allege generally that defendants breached their fiduciary duties, or aided and abetted others’ breaches of fiduciary duties, in connection with the proposed transaction with Aon by, among other things, authorizing the transaction for what plaintiffs claim to be inadequate consideration and pursuant to what plaintiffs claim to be an inadequate process. The relief sought by the various complaints includes, among other things, enjoining the proposed transaction, rescinding it to the extent it has already been implemented, and directing defendants to account for damages sustained by the putative class. Defendants believe the claims are without merit and intend to vigorously defend against the suits.

Third Quarter Overview

Third quarter revenues before reimbursements (“net revenues”) were approximately unchanged as compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $1.9 million and the net favorable impact of acquisitions and divestitures of $4.8 million, net revenues decreased 0.7%. This decrease was the result of lower revenues in Benefits Outsourcing and HR BPO, which was mostly offset by an increase in Consulting. The lower Benefits Outsourcing revenues principally reflect the impact of lower project revenues due to the recent recessionary environment. The lower HR BPO revenues were mostly due to the impact of contractual adjustments and client terminations and liquidations. The higher Consulting revenues were primarily due to an increase in Retirement and Financial Management consulting services, mostly in Europe and North America, and Health Management consulting services in North America. Segment results are discussed in greater detail later in this section.

Third quarter operating income decreased $29.8 million, or 27.3%, compared to the prior-year quarter. This decrease was mostly the result of higher staffing costs, real estate exit charges, an impairment of capitalized software of $4.6 million and increased professional services fees. The current quarter effective income tax rate was (10.6)% and was primarily impacted by tax benefits related to the reversal of previously established tax reserves mostly due to the settlement of various tax audits related to tax filings from prior years. Refer to Note 16 in the Notes to the Consolidated Financial Statements for additional information on income taxes. Consolidated results of operations are discussed in greater detail later in this section.

We continue to maintain a strong balance sheet with significant liquidity. Cash and cash equivalents were $686.5 million at June 30, 2010 and included investments in highly-rated money market funds and similar investments. At June 30, 2010, we had available credit facilities with domestic and foreign banks for various corporate purposes. The amount of unused credit facilities as of June 30, 2010 was approximately $280.8 million.

During the third quarter, we repurchased approximately 1.6 million of our outstanding shares at an average price of $37.35 per share for a total of $59.5 million. At June 30, 2010, we had approximately $98.6 million remaining under our current $300.0 million share repurchase authorization.

On May 5, 2010, we acquired certain net assets of HRAdvance, Inc., a dependent eligibility audit and ongoing verification service firm, for cash of $11.2 million. The acquisition enhances our existing dependent audit capabilities by providing a focused, proprietary technology platform and domain expertise that can be leveraged across our existing client base. Results of operations have been included in the Benefits Outsourcing segment from the date of acquisition.

On July 2, 2010, we entered into a definitive agreement to acquire Ennis, Knupp & Associates, Inc., a provider of investment advisory services to large, complex institutional investors. This acquisition will increase our existing investment consulting capabilities in the U.S. and support our global growth plans. The transaction, which is subject to customary closing conditions including regulatory approval, is expected to close during our fiscal 2010 fourth quarter. Results of operations will be included in the Consulting segment from the date of acquisition.

For further discussion of our results, please see our discussion of consolidated and segment results in the following section.

CONSOLIDATED RESULTS

The following table sets forth our historical results of operations.

Three Months Ended June 30, 2010 and 2009

Unaudited

	Three Months Ended
	June 30,			% of Net Revenues
($ in thousands)	2010	2009	% Change	2010	2009
Revenues:
Net revenues (1)	$730,576	$729,009	0.2%
Reimbursements	16,019	14,710	8.9%

Total revenues	746,595	743,719	0.4%

Operating expenses:
Compensation and related expenses	460,800	451,432	2.1%	63.1%	61.9%
Other operating expenses (1)	145,062	137,500	5.5%	19.8	18.9
Selling, general and administrative expenses	40,912	30,262	35.2%	5.6	4.2
Reimbursable expenses	16,019	14,710	8.9%	2.2	2.0
Goodwill and asset impairment	4,571	758	n/m	0.6	0.1

Total operating expenses	667,364	634,662	5.2%	91.3	87.1

Operating income	79,231	109,057	(27.3)%	10.8	15.0

Other (expense) income, net:
Interest expense	(9,646)	(9,620)	0.3%	(1.3)	(1.3)
Interest income	2,187	1,375	59.1%	0.3	0.2
Other (expense) income, net	(1,310)	3,305	n/m	(0.2)	0.4

Total other expense, net	(8,769)	(4,940)	77.5%	(1.2)	(0.7)

Income before income taxes	70,462	104,117	(32.3)%	9.6	14.3
(Benefit) provision for income taxes	(7,480)	35,720	n/m	(1.1)	4.9

Net income	$77,942	$68,397	14.0%	10.7%	9.4%

(1)

Net revenues include $10.7 million and $10.8 million of third-party supplier revenues for the three months ended June 30, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues were approximately unchanged as compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $1.9 million and the net favorable impact of acquisitions and divestitures of $4.8 million, net revenues decreased 0.7%. This decrease was the result of lower revenues in Benefits Outsourcing and HR BPO, which was mostly offset by an increase in Consulting. The lower Benefits Outsourcing revenues principally reflect the impact of lower project revenues due to the recent recessionary environment. The lower HR BPO revenues were mostly due to the impact of contractual adjustments and client terminations and liquidations. The higher Consulting revenues were primarily due to an increase in Retirement and Financial Management consulting services, mostly in Europe and North America, and Health Management consulting services in North America. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses increased $9.4 million, or 2.1%. The increased cost to support new clients and higher performance based compensation expense were partially offset by lower severance costs.

Other Operating Expenses

The increase in other operating expenses of $7.6 million, or 5.5%, was primarily due to higher real estate exit charges and client service delivery costs, partially offset by a decrease in rental expense resulting from prior-year real estate exit actions.

Selling, General and Administrative (“SG&A”) Expenses

The increase in SG&A expenses of $10.7 million, or 35.2%, was mostly due to higher professional services fees, an increase in travel expenses and higher provision for doubtful accounts.

Goodwill and Asset Impairment

The current-quarter impairment charge of $4.6 million resulted from the write-off of capitalized software. The prior-year quarter impairment charge of $0.8 million resulted from the write-off of deferred set-up costs associated with a client contract.

Total Other Expense, Net

Total other expense, net, increased $3.8 million and resulted from higher losses on foreign currency transactions.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was (10.6)% and 34.3% for the three months ended June 30, 2010 and 2009, respectively. The Company had a number of discrete events in the three months ended June 30, 2010 which materially reduced the quarterly consolidated effective income tax rate. The lower income tax rate for the three months ended June 30, 2010 is primarily attributable to net tax benefits and net interest benefits of $29.6 million and $6.2 million, respectively, from the reversal of previously established tax reserves related to prior years’ tax filings. These benefits primarily resulted from the current quarter settlement of various federal, state and foreign tax audits and statute closure for the fiscal years 2003 through 2008.

Nine Months Ended June 30, 2010 and 2009

Unaudited

	Nine Months Ended June 30,			% of Net Revenues
($ in thousands)	2010	2009	% Change	2010	2009
Revenues:
Net revenues (1)	$2,261,186	$2,246,025	0.7%
Reimbursements	56,880	53,499	6.3%

Total revenues	2,318,066	2,299,524	0.8%

Operating expenses:
Compensation and related expenses	1,401,440	1,403,191	(0.1)%	62.0%	62.5%
Other operating expenses (1)	412,474	412,809	(0.1)%	18.2	18.3
Selling, general and administrative expenses	115,830	106,925	8.3%	5.1	4.8
Reimbursable expenses	56,880	53,499	6.3%	2.5	2.4
Goodwill and asset impairment	21,597	4,159	n/m	1.0	0.2
Loss (gain) on sale of businesses	2,359	(9,379)	n/m	0.1	(0.4)

Total operating expenses	2,010,580	1,971,204	2.0%	88.9	87.8

Operating income	307,486	328,320	(6.3)%	13.6	14.6

Other (expense) income, net:
Interest expense	(28,881)	(30,159)	(4.2)%	(1.3)	(1.3)
Interest income	5,025	7,240	(30.6)%	0.2	0.3
Other (expense) income, net	(4,399)	6,125	n/m	(0.2)	0.3

Total other expense, net	(28,255)	(16,794)	68.2%	(1.3)	(0.7)

Income before income taxes	279,231	311,526	(10.4)%	12.3	13.9
Provision for income taxes	75,488	110,825	(31.9)%	3.3	5.0

Net income	$203,743	$200,701	1.5%	9.0%	8.9%

(1)

Net revenues include $32.8 million and $30.8 million of third-party supplier revenues for the nine months ended June 30, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Net Revenues

Net revenues increased 0.7% as compared to the prior-year period. Excluding third-party supplier revenues and adjusting for the favorable effects of foreign currency translation of $31.6 million and the net favorable impact of acquisitions and divestitures of $9.5 million, net revenues decreased 1.2%. This decrease was the result of lower revenues in HR BPO, mostly due to client terminations and liquidations and the impact of contractual adjustments, and Consulting, principally due to lower demand in discretionary services, which was mostly offset by increased revenues in Benefits Outsourcing. Higher Benefits Outsourcing revenues associated with net participant count growth and lower adjustments for client service issues were offset by the impact of lost clients, lower project revenues and client renewals at lower price points. The current-year period Benefits Outsourcing revenues include $14.8 million of previously deferred revenues that were recognized under new accounting guidance and were related to the material modification of two existing contracts. The prior-year period Benefits Outsourcing revenues included $20.1 million of previously deferred revenues that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute. Segment results are discussed in greater detail later in this section.

Compensation and Related Expenses

Compensation and related expenses decreased $1.8 million, or 0.1%. The current-year period reflects $7.1 million of previously deferred costs that were recognized under new accounting guidance and were related to the material modification of two existing contracts. The prior-year period reflected $15.2 million of previously deferred costs that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute. Staffing leverage and lower severance expenses were mostly offset by higher staffing costs to support new clients, the unfavorable impacts of foreign currency translation related to global operations and an increase in performance-based compensation.

Other Operating Expenses

The decrease in other operating expenses of $0.3 million, or 0.1%, was primarily due to a decrease in rental and related expenses resulting from prior-year real estate exit actions, mostly offset by an increase in real estate exit charges and the unfavorable impacts of foreign currency translation related to global operations.

SG&A Expenses

The increase in SG&A expenses of $8.9 million, or 8.3%, was mostly due to higher professional services costs and an increase in travel and marketing expenses.

Goodwill and Asset Impairment

As a result of the divestiture of a portion of our North America EC Consulting business, we were required to test the reporting unit impacted by the partial divestiture for impairment as of January 28, 2010 pursuant to ASC 350, Intangibles—Goodwill and Other. This goodwill impairment test was based upon a comparison of the estimated fair value of the reporting unit to its carrying value. The fair value of the reporting unit was estimated using the expected present value of future cash flows, and included estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affected the fair value calculations were assumptions related to revenue growth, compensation levels and discount rates. This analysis resulted in a pretax non-cash impairment charge of $17.0 million related to the Consulting segment recorded as a component of operating results in the accompanying consolidated statements of operations.

The current-year period impairment charge also includes the write-off of capitalized software of $4.6 million.

The prior-year period impairment charge of $4.2 million resulted from the write-off of deferred set-up costs associated with certain client contracts, in addition to the impairment of customer relationship intangible assets.

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

Total Other Expense, Net

Total other expense, net, increased $11.5 million and resulted from higher losses on foreign currency transactions and lower interest income, mostly a result of lower average interest rates as compared to the prior-year period.

Provision for Income Taxes

The Company’s consolidated effective income tax rate was 27.0% and 35.6% for the nine months ended June 30, 2010 and 2009, respectively. The Company had a number of discrete events in the nine months ended June 30, 2010 which materially reduced the quarterly consolidated effective income tax rate. The lower income tax rate for the nine months ended June 30, 2010 is primarily attributable to net tax benefits and net interest benefits of $29.6 million and $6.2 million, respectively, from the reversal of previously established tax reserves related to prior years’ tax filings. These benefits primarily resulted from the current quarter settlement of various federal, state and foreign tax audits and statute closures for the fiscal years 2003 through 2008.

Segment Results

Operating income before unallocated shared service costs is referred to as “segment income” throughout the discussion.

Reconciliation of Segment Results to Total Company Results

Three Months Ended June 30, 2010 and 2009

Unaudited

	Three Months Ended June 30,		% Change
($ in thousands)	2010	2009
Benefits Outsourcing
Segment net revenues	$369,282	$377,581	(2.2)%
Segment income	72,020	99,970	(28.0)%
Segment income as a percentage of segment revenues	19.5%	26.5%

HR BPO
Segment net revenues (1)	$110,458	$115,678	(4.5)%
Segment income	3,044	2,212	37.6%
Segment income as a percentage of segment revenues	2.8%	1.9%

Consulting
Segment net revenues	$258,195	$244,288	5.7%
Segment income	28,459	30,249	(5.9)%
Segment income as a percentage of segment revenues	11.0%	12.4%

Total Company
Segment net revenues (1)	$737,935	$737,547	0.1%
Intersegment revenues	(7,359)	(8,538)	(13.8)%

Net revenues	730,576	729,009	0.2%
Reimbursements	16,019	14,710	8.9%

Total revenues	$746,595	$743,719	0.4%

Segment income	$103,523	$132,431	(21.8)%
Unallocated shared service costs	24,292	23,374	3.9%

Operating income	$79,231	$109,057	(27.3)%

(1)

HR BPO net revenues include $10.7 million and $10.8 million of third-party supplier revenues for the three months ended June 30, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenues decreased 2.2% compared to the prior-year quarter. Adjusting for the favorable impact of acquisitions of $1.5 million, net revenues decreased 2.6% and reflected no impact of foreign currency translation. The lower revenues principally reflect the impact of lower project revenues due to the recent recessionary environment. In addition, client losses, higher adjustments for client service issues and renewed clients at lower price points were offset by higher revenues associated with net participant count growth.

Benefits Outsourcing segment income decreased 28.0% compared to the prior-year quarter. The decrease was due to lower project revenues, the impact of client losses, increased severance related to ongoing productivity initiatives, higher adjustments for client service issues and higher real estate exit charges. This decrease was partially offset by the impact of compensation and cost management efforts.

HR BPO

HR BPO net revenues decreased 4.5% compared to the prior-year quarter. Excluding third-party supplier revenues and adjusting for the favorable effect of foreign currency translation of $2.3 million, net revenues decreased 6.8%. This decrease was primarily due to the impact of contractual adjustments and client terminations and liquidations.

HR BPO segment income increased 37.6% compared to the prior-year quarter. The increase was primarily the result of lower costs due to infrastructure and cost management efforts and staffing leverage, partially offset by lower revenues.

Consulting

Consulting net revenues increased 5.7% compared to the prior-year quarter. Adjusting for the unfavorable effect of foreign currency translation of $0.4 million and the net favorable impact of a fiscal 2009 acquisition and a fiscal 2010 divestiture of $3.3 million, net revenues increased 4.5%. The higher Consulting revenues were primarily due to an increase in Retirement and Financial Management consulting services, mostly in Europe and North America, and Health Management consulting services in North America.

Consulting segment income decreased 5.9% compared to the prior-year quarter. The decrease was due to the write-off of capitalized software of $4.6 million, the impact of a prior-year performance-based compensation adjustment and an increase in real estate exit charges. This was partially offset by revenue growth and lower severance costs.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include human resources, finance, general counsel, management, client and market leadership and corporate relations.

Unallocated costs increased $0.9 million, or 3.9%. The increase was primarily due to higher infrastructure costs and professional services fees, offset by lower performance-based compensation.

Nine Months Ended June 30, 2010 and 2009

Unaudited

	Nine Months Ended June 30,		% Change
($ in thousands)	2010	2009
Benefits Outsourcing
Segment net revenues	$1,169,205	$1,161,326	0.7%
Segment income	280,053	299,963	(6.6)%
Segment income as a percentage of segment revenues	24.0%	25.8%

HR BPO
Segment net revenues (1)	$334,071	$365,861	(8.7)%
Segment income (loss)	10,569	(3,157)	n/m
Segment income (loss) as a percentage of segment revenues	3.2%	(0.9)%

Consulting
Segment net revenues	$781,367	$746,604	4.7%
Segment income	84,455	100,048	(15.6)%
Segment income as a percentage of segment revenues	10.8%	13.4%

Total Company
Segment net revenues (1)	$2,284,643	$2,273,791	0.5%
Intersegment revenues	(23,457)	(27,766)	(15.5)%

Net revenues	2,261,186	2,246,025	0.7%
Reimbursements	56,880	53,499	6.3%

Total revenues	$2,318,066	$2,299,524	0.8%

Segment income	$375,077	$396,854	(5.5)%
Unallocated shared service costs	67,591	68,534	(1.4)%

Operating income	$307,486	$328,320	(6.3)%

(1)

HR BPO net revenues include $32.8 million and $30.8 million of third-party supplier revenues for the nine months ended June 30, 2010 and 2009, respectively. Generally, the third-party supplier arrangements are marginally profitable. The related third-party supplier expenses are included in other operating expenses.

Benefits Outsourcing

Benefits Outsourcing net revenues increased 0.7% compared to the prior-year period. Adjusting for the favorable effect of foreign currency translation of $3.5 million and the favorable impact of acquisitions of $1.7 million, net revenues were approximately unchanged. Higher revenues associated with net participant count growth and lower adjustments for client service issues were offset by the impact of lost clients, lower project revenues and client renewals at lower price points. The current-year period Benefits Outsourcing revenues include $14.8 million of previously deferred revenues that were recognized under new accounting guidance and were related to the material modification of two existing contracts. The prior-year period Benefits Outsourcing revenues included $20.1 million of previously deferred revenues that were recognized due to the fiscal 2009 second quarter settlement of a contract dispute.

Benefits Outsourcing segment income decreased 6.6% compared to the prior-year period. The decrease was due to lower project revenues, the impact of lost clients and client renewals at lower price points, in addition to higher severance costs and real estate exit charges. This was partially offset by the impact of cost management efforts, lower adjustments for client service issues, the favorable impacts of foreign currency translation related to global operations and the impact of net participant count growth. The current-year period includes a net benefit of $6.9 million that was recognized under new accounting guidance and was related to the material modification of two existing contracts. The prior-year period included a benefit of $2.8 million related to the fiscal 2009 second quarter settlement of a contract dispute.

HR BPO

HR BPO net revenues decreased 8.7% compared to the prior-year period. Excluding third-party supplier revenues and adjusting for the prior-year benefit of $10.6 million related to two divested businesses and the favorable effect of foreign currency translation of $9.0 million, net revenues decreased 9.7%. This decrease was primarily due to client terminations and liquidations and the impact of contractual adjustments.

HR BPO segment income was $10.6 million in the current-year period as compared to a segment loss of $3.2 million in the prior-year period. The improvement was primarily the result of staffing leverage, infrastructure cost management efforts and the favorable impacts of foreign currency translation related to global operations. This improvement was offset by lower revenues. The prior-year period also reflected gains on the sale of two divested businesses of $9.4 million.

Consulting

Consulting net revenues increased 4.7% compared to the prior-year period. Adjusting for the favorable effect of foreign currency translation of $19.1 million and the net favorable impact of a fiscal 2009 acquisition and a fiscal 2010 divestiture of $18.4 million, net revenues decreased 0.4%. This decrease was due to lower revenues from Talent and Organization Consulting services in most regions and Communication services in North America, both a result of a continued adverse economic environment. This was offset by higher revenues from an increase in Retirement and Financial Management consulting services.

Consulting segment income decreased 15.6% compared to the prior-year period. The current-year period includes a pretax non-cash goodwill impairment charge of $17.0 million resulting from goodwill impairment testing of the reporting unit impacted by the partial divestiture of our North America EC Consulting business. The current-year period also includes the loss of $2.4 million related to the partial divestiture of our North America EC Consulting business. The prior-year period included a $4.0 million addition to a legal reserve. Higher revenues and lower severance costs were partially offset by higher staffing costs and performance-based compensation, the current-year quarter impairment of capitalized software of $4.6 million and higher real estate exit charges.

Unallocated Shared Service Costs

Unallocated shared service costs are global expenses that are incurred on behalf of the entire Company and are not specific to a business segment. These costs include human resources, finance, general counsel, management, client and market leadership and corporate relations.

Unallocated costs decreased $0.9 million, or 1.4%. The decrease was primarily due to lower performance-based compensation and other compensation cost management efforts, offset by an increase in infrastructure costs.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Refer to Note 2 in the Notes to the Consolidated Financial Statements for an update to our accounting policy for Revenue Recognition related to the adoption of Accounting Standards Update No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities and term notes. We believe we have broad access to the capital markets.

Summary of Cash Flows	Nine Months Ended June 30,
(in thousands)	2010	2009
Cash provided by operating activities	$335,756	$286,284
Cash used in investing activities	(102,442)	(150,125)
Cash used in financing activities	(120,337)	(166,822)
Effect of exchange rates on cash and cash equivalents	(8,156)	(6,892)

Net increase (decrease) in cash and cash equivalents	104,821	(37,555)
Cash and cash equivalents at beginning of period	581,642	541,494

Cash and cash equivalents at end of period	$686,463	$503,939

Cash and cash equivalents were $686.5 million and $581.6 million as of June 30, 2010 and September 30, 2009, respectively. The Company intends to fund working capital requirements, principal and interest payments on the Company’s debt, potential acquisitions and other liabilities with cash provided by operations and cash on hand, supplemented by short-term and long-term borrowings under existing credit facilities.

Operating activities

The Company’s cash provided by operating activities increased $49.5 million in the current-year period compared to the prior-year period, mostly due to the impact of improved operating performance and lower client and vendor settlement payments. The collection of receivables provided a greater benefit to operating cash flows in the prior-year period, partially offsetting the improved operating performance.

Investing activities

Cash used in investing activities decreased $47.7 million in the current-year period. The decrease was primarily due to a decrease in cash paid for acquisitions as well as an increase in the cash received from the sale of investments. The decrease was offset by an increase in the purchase of short-term investments.

Financing activities

Cash used in financing activities decreased $46.5 million in the current-year period. The decrease was principally due to the prior-year repayment of the Company’s $110.0 million convertible debt. The Company also received more cash in the current-year period due to the higher proceeds from the exercise of stock options. The decrease was partially offset by higher share repurchases in the current-year and higher proceeds from short-term borrowings in the prior-year period.

We believe the cash on hand, together with funds from operations, other current assets and existing credit facilities will satisfy our expected working capital, contractual obligations, planned capital expenditures and investment requirements for the next twelve months and the foreseeable future.

At June 30, 2010, the Company had available credit facilities with domestic and foreign banks for various corporate purposes. During the first quarter of fiscal 2010, the Company increased its available credit by $50.0 million when it replaced an existing $200.0 million credit facility with a new three-year, $250.0 million credit facility. The amount of unused credit facilities as of June 30, 2010 was approximately $280.8 million.

Commitments

Significant ongoing commitments consist primarily of leases, debt, purchase commitments and certain other long-term liabilities. For a summary and description of our ongoing commitments and contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the “Commitments” section of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in these commitments during the nine months ended June 30, 2010.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates”, “believes”, “continues”, “estimates”, “expects”, “goal”, “intends”, “may”, “opportunity”, “plans”, “potential”, “projects”, “forecasts”, “should”, “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Actual results may differ from the forward-looking statements for many reasons. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part II, Item 1A of this 10-Q under the heading “Risk Factors” and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009. Such important factors include:

•	The risks and contingencies relating to the Company’s pending acquisition by Aon Corporation could significantly adversely impact our business, financial results and stock price.

•	The outsourcing and consulting markets are highly competitive, and if we are not able to compete effectively, our revenues and profit margins may be adversely affected.

•	A significant or prolonged economic downturn could have a material adverse effect on our revenues, financial condition and results of operations.

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

•

There are significant limitations under the merger agreement with Aon Corporation on the ability of any person or company to buy Hewitt, which may delay, defer or prevent a transaction that our stockholders might consider to be in their best interests.

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

We are exposed to market risk primarily from changes in foreign currency exchange rates and interest rates. As discussed below, in December 2007, we initiated a foreign currency risk management program involving the use of financial derivatives. In August 2008, we initiated an interest rate risk management program involving interest rate swaps. For analysis of the interest rate risk management program, refer to our Form 10-K for the fiscal year ended September 30, 2009. We do not hold or issue derivative financial instruments for trading purposes.

Foreign exchange risk

The Company has a substantial operation in India for the development and deployment of technology solutions as well as for client and business support activities. In December 2007, the Company initiated a foreign currency risk management program involving the use of foreign currency derivatives related to exposures in fluctuations in the Indian rupee and expects to hedge up to 75% of future exposures. As of June 30, 2010, the Company was a party to foreign currency derivative instruments related to exposures to the Indian rupee for approximately 57% of forecasted transactions of approximately $279.3 million over the next 27 months. A 10% change in the exchange rate on the related exposure would result in an increase or decrease in related expenses of approximately $27.9 million. Consistent with the use of the derivatives to offset the effect of exchange rate fluctuations, such increases or decreases in expenses would be offset by corresponding gains or losses, respectively, of approximately $16.0 million on settlement of the derivative instruments.

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

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 18 in the Notes to the Consolidated Financial Statements under the caption “Transaction with Aon” for more information regarding legal proceedings related to the transaction.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the year ended September 30, 2009 (“2009 Form 10-K”), with the exception of the additional risk factors below relating to our pending transaction with Aon, as described in Note 18 in Part I above, and also to recently adopted health care reform legislation. The risk factors described below should be read in conjunction with the Risk Factors and information disclosed in our 2009 Form 10-K and the preliminary Joint Proxy Statement/Prospectus on Form S-4 filed by Aon on July 26, 2010.

Pending Transaction with Aon

The risks and contingencies relating to the Company’s pending acquisition by Aon Corporation could significantly adversely impact our business, financial results and stock price.

On July 11, 2010, Hewitt entered into an Agreement and Plan of Merger with Aon Corporation (“Aon”), Alps Merger Corp., a wholly owned subsidiary of Aon, and Alps Merger LLC, a wholly owned subsidiary of Aon, pursuant to which Aon has agreed to acquire Hewitt. The completion of the transaction is subject to customary closing conditions, including obtaining the approval of Hewitt’s and Aon’s stockholders, receiving certain regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain approvals by foreign governmental entities). There are no assurances that those conditions will be satisfied and that the proposed transaction will be completed. If the proposed transaction is not completed, our ongoing business may be adversely affected and Hewitt will be subject to several risks and consequences, including the following:

•	under the merger agreement, Hewitt may be required, under certain circumstances, to pay Aon a termination fee and/or reimburse Aon for its out-of-pocket expenses;

•

under the merger agreement, Hewitt is subject to certain restrictions on the conduct of its business prior to completing the transaction, which may adversely affect its ability to execute certain of its business strategies; and

•	Hewitt has incurred and will continue to incur significant costs and fees associated with the proposed transaction.

In addition, if the transaction is not completed, Hewitt may experience negative reactions from the financial markets and could also be subject to litigation related to any failure to complete the transaction or to enforcement proceedings commenced against Hewitt to perform its obligations under the merger agreement. If the transaction is not completed, Hewitt cannot assure its stockholders that the risks described above will not materialize and will not materially affect its business, financial results and stock price.

This communication does not constitute an offer to sell or the solicitation of an offer to buy our securities or the solicitation of any vote or approval. The proposed transaction involving Hewitt and Aon will be submitted to their respective stockholders for their consideration. In connection with the proposed transaction, on July 26, 2010, Aon filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4, which included a preliminary joint proxy statement of Aon and Hewitt that also constitutes a preliminary prospectus of Aon, and each of the companies may be filing with the SEC other documents regarding the proposed transaction. Aon and Hewitt will each mail the definitive joint proxy statement/prospectus to its stockholders. Before making any voting or investment decision, investors and stockholders are urged to read carefully in their entirety the definitive joint proxy statement/prospectus when it becomes available, because it will contain important information regarding the proposed transaction. You may obtain a free copy of the joint proxy statement/prospectus, as well as all other documents filed with the SEC regarding the transaction, without charge, at the SEC’s website (www.sec.gov), by accessing Aon’s website at www.aon.com under the heading “Investor Relations” and then under the link “SEC Filings” and from Aon by directing a request to Aon at Aon Corporation, 200 E. Randolph Street, Chicago, Illinois 60601, Attention: Investor Relations, and by accessing Hewitt’s website at www.hewitt.com under the heading “Investor Relations,” and then under the link “Reports & SEC Filings” and from Hewitt by directing a request to Hewitt at Hewitt Associates, Inc., 100 Half Day Road, Lincolnshire, Illinois 60069, Attention: Investor Relations.

Health Care Reform Initiatives

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information about Hewitt’s share repurchase activity for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (in thousands)
April 1 – 30, 2010(1)
Class A	281,679	$40.52	269,061	$147,206
May 1 – 31, 2010 (1)
Class A	705,432	$37.48	705,432	$120,766
June 1 – 30, 2010 (1)
Class A	618,115	$35.79	618,115	$98,646
Total Shares Purchased:

Class A	1,605,226	$37.36	1,592,608

(1)

The shares purchased relate to the Company’s share repurchase program and also shares employees have elected to have withheld to cover their minimum withholding requirements for personal taxes related to the vesting of restricted stock or restricted stock units. The average price paid per share for April 1, 2010 through June 30, 2010 represents a weighted average of the closing stock prices on the dates the shares were repurchased or withheld.

(2)	During the first quarter of fiscal 2009, the Board of Directors authorized the Company to repurchase up to $300 million of its outstanding common shares through November 12, 2010.

Item 6.	Exhibits

a. Exhibits.

2.1	Agreement and Plan of Merger, dated as of July 11, 2010, among Aon, Alps Merger Corp., Alps Merger LLC and Hewitt (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed July 12, 2010).

10.1*	Amended and Restated Change-in-Control Executive Severance Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBEL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or compensatory plan or arrangement.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC.
(Registrant)

Date: August 5, 2010	By:	/s/ JOSEPH A. TAUTGES
Joseph A. Tautges
Corporate Controller
(principal accounting officer and duly authorized officer)